Form 10-Q
period 2014-03-31
Dicerna Pharmaceuticals Inc
filed 2014-05-13
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act )    Yes  ☐    No  ☒

As of May 9, 2014, there were 17,763,051 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

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

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this

Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and the “Company” refer to Dicerna Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiary.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,792	$46,595
Prepaid expenses and other current assets	906	2,058

Total current assets	134,698	48,653
NONCURRENT ASSETS:
Property and equipment—net	911	877
Restricted cash	264	264

Total noncurrent assets	1,175	1,141

TOTAL ASSETS	$135,873	$49,794

LIABILITIES AND STOCKHOLDERS’ EQUITY / DEFICIT
CURRENT LIABILITIES:
Accounts payable	$715	$1,700
Current portion of long-term debt	3,785	4,587
Deferred rent	96	105
Accrued expenses and other current liabilities	1,947	1,286

Total current liabilities	6,543	7,678
NONCURRENT LIABILITIES:
Long-term debt—net of current portion	—	260
Preferred stock warrant liability	—	529

Total noncurrent liabilities	—	789

TOTAL LIABILITIES	6,543	8,467

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.0001 PAR VALUE—NO SHARES AND 11,070,000 SHARES AUTHORIZED AT MARCH 31, 2014 AND DECEMBER 31, 2013, RESPECTIVELY; NO SHARES AND 10,589,434 SHARES ISSUED AND OUTSTANDING AT MARCH 31, 2014 AND DECEMBER 31, 2013, RESPECTIVELY:

Series A—880,000 shares designated, 855,996 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $21,400 at December 31, 2013)	—	21,400

Series B—1,190,000 shares designated, 1,162,021 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $29,050 at December 31, 2013)	—	29,050

Series C—9,000,000 shares designated, 8,571,417 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $60,000 at December 31, 2013)	—	59,796
STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, $0.0001 par value—5,000,000 shares and no shares authorized at March 31, 2014 and December 31, 2013, respectively; no shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value—150,000,000 shares and 15,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 17,761,104 shares and 38,226 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	1
Additional paid-in capital	225,595	16,545
Accumulated deficit	(96,267)	(85,465)

Total stockholders’ equity/(deficit)	129,330	(68,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / DEFICIT	$135,873	$49,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013

Operating expenses:
Research and development	$5,251	$2,418
General and administrative	2,841	1,136

Total operating expenses	8,092	3,554

Loss from operations	(8,092)	(3,554)

Other income (expense):
Preferred stock warrant remeasurement	(2,559)	5
Interest income	4	—
Interest expense	(157)	(270)

Total other income (expense)	(2,712)	(265)

Net loss	$(10,804)	$(3,819)

Less: Accretion and dividends on redeemable convertible preferred stock	204	1,011

Net loss attributable to common stockholders	(11,008)	(4,830)

Net loss per share attributable to common stockholders—basic and diluted	$(1.02)	$(172.80)

Weighted average shares outstanding—basic and diluted	10,822,325	27,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,804)	$(3,819)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	122	136
Stock-based compensation	2,212	33
Amortization of debt discount	42	49
Amortization of debt issuance costs	6	6
Increase (decrease) in fair value of preferred stock warrant liability	2,559	(5)
Changes in operating assets and liabilities:
Research and license receivable	—	5,018
Prepaid expenses and other current assets	(635)	2
Accounts payable	(621)	(557)
Accrued expenses and other current liabilities	682	200
Deferred rent	(9)	(16)

Net cash (used in) provided by operating activities	(6,446)	1,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156)	—

Net cash (used in) provided by investing activities	(156)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercised stock options	755	11
Net proceeds from initial public offering	94,148	—
Repayments of long-term debt principal	(1,104)	(998)

Net cash provided by (used in) financing activities	93,799	(987)

INCREASE IN CASH AND CASH EQUIVALENTS	87,197	60
CASH AND CASH EQUIVALENTS — Beginning of period	46,595	3,670

CASH AND CASH EQUIVALENTS — End of period	$133,792	$3,730

NONCASH FINANCING ACTIVITIES:
Warrant conversion to common stock	$3,088	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Nature of business

Dicerna Pharmaceuticals, Inc. and its subsidiary (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver and for cancers that are genetically defined. The Company is using its proprietary RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. The Company intends to discover, develop and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, which are particularly high in the field of drug discovery and development, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned preclinical and clinical operations, including completion of its clinical trials, is expected to depend on the amount and timing of cash receipts under its existing collaboration agreement, as well as any future collaboration or product sales and/or financing transactions.

In February 2014, the Company completed the sale of 6,900,000 shares of common stock in an initial public offering of its common stock (the IPO) at a price to the public of $15.00 per share, resulting in proceeds to the Company of $92,749 after deducting underwriting discounts and commissions of approximately $7,245 and offering expenses paid by the Company of approximately $3,506. In connection with the close of the IPO, all of the outstanding shares of Series A mandatorily redeemable, convertible preferred stock (Series A preferred stock), Series B mandatorily redeemable, convertible preferred stock (Series B preferred stock) and Series C mandatorily redeemable, convertible preferred stock (Series C preferred stock) were converted into shares of common stock on a one-for-one basis immediately prior to the closing of the IPO. Following these transactions, the Company had a total of 17,761,104 shares of common stock issued and outstanding as of March 31, 2014. The significant increase in the shares outstanding in 2014 is expected to impact the year over year comparability of the Company’s (loss) per share calculations for the full year.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2014 and results of operations and cash flows for the interim periods ended March 31, 2014 and 2013. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

Summary of Significant Accounting Policies — There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K.

2. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2014	2013

Net loss	$(10,804)	$(3,819)
Accretion of preferred stock issuance costs to redemption value	(204)	(16)
Accrued dividends on preferred stock	—	(995)

Net loss attributable to common stockholders—basic and diluted	$(11,008)	$(4,830)

Weighted-average number of common stock—basic and diluted	10,822,325	27,952

Net loss per share attributable to common stockholders—basic and diluted	$(1.02)	$(172.80)

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common stock outstanding, because such securities had an anti-dilutive impact due to the losses reported:

	Three Months Ended March 31,
	2014	2013

Options to purchase common stock	1,532,170	25,458
Warrants to purchase common stock	58,785	2,198
Warrants to purchase redeemable convertible preferred stock	51,762	47,400
Redeemable convertible preferred stock	4,118,116	2,018,025
Unvested restricted stock	64,163	21

3. Long-term Debt

On March 26, 2009, the Company entered into a loan and security agreement with an independent finance company, Hercules Technology II, LP (Hercules), for up to $7,000 (Hercules loan). The Hercules loan is collateralized by a security interest in all tangible assets. On May 28, 2010, the Company and Hercules executed an amendment to the loan and security agreement to defer $653 in principal payments originally due in June 2010 through August 2010, and amortized such deferred principal amounts equally over the remaining payment term beginning in September 2010. On June 28, 2011, the Company and Hercules executed a second amendment to the loan and security agreement, which increased the maximum loan amount to $12,000. Upon execution of the second amendment, the Company drew a $7,000 advance, a portion of which the Company used to repay the outstanding balance of principal and interest under the original loan and security agreement. On December 15, 2011, the Company drew down the remaining $5,000. Interest is payable monthly and principal is to be repaid in equal monthly installments beginning April 1, 2012 through January 2, 2015. The applicable annual interest rate was 10.15% at December 31, 2013 and March 31, 2014.

At March 31, 2014, the principal maturities of the Hercules loan were as follows:

2014	$3,483
2015	438

Principal balance outstanding—March 31, 2014	3,921
Less: unamortized discount	(136)
Less: current portion	(3,785)

Long-term debt outstanding	$—

On April 7, 2014, the Company repaid the remaining amount of the Hercules loan in full in a total amount of $3,590.

In connection with the Hercules loan, the Company issued warrants to Hercules for the purchase of an aggregate of 21,000 shares of the Series A preferred stock and 26,400 shares of the Series B preferred stock each at an exercise price of $25.00 per share. Immediately prior to the closing of the IPO on February 4, 2014, all of the outstanding shares of the Series A, Series B and Series C preferred stock were automatically converted into shares of common stock on an one-for-one basis. The fair value of the warrants was classified as a liability in the accompanying balance sheet as of December 31, 2013. After the conversion of Series A and Series B preferred stock, the fair value of the warrants was reclassified as a part of shareholders’ equity. The remeasurement of the liability continued until the date of the closing of the IPO. The fair value of the outstanding Hercules warrants as of the IPO closing date was $765 and was determined using the Black-Scholes option-pricing model with the following assumptions:

February 4, 2014

Stock price	$32.66
Expected option term (in years)	3.00
Expected volatility	62%
Risk-free interest rate	0.69%
Expected dividend yield	0.00%

The estimated fair value of the outstanding Hercules warrants at December 31, 2013 was $94. On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of common stock. There were no Series A and Series B warrants outstanding at March 31, 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $(671) and $5 for the three months ended March 31, 2014 and 2013, respectively.

4. Stock-Based Compensation

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

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to nonemployees with an initial fair value of $337. During the three month period ended March 31, 2014, the services of certain nonemployees were terminated. Based on the terms of the nonemployee stock option agreements the Company recorded a nonemployee stock-based compensation expense of $1,611 for the three month period ended March 31, 2014. The assumptions used to estimate fair value were as follows:

Three Months Ended
March 31, 2014

Stock price	$28.25 – $41.12
Expected option term (in years)	0.25 – 6.86
Expected volatility	56% – 72%
Risk-free interest rate	0.08% – 2.29%
Expected dividend yield	0.00%

As of March 31, 2014, there were 68,750 unvested stock options held by nonemployees.

5. Redeemable Convertible Preferred Stock

The consummation of the IPO on February 4, 2014 resulted in the conversion of all of the shares of the Company’s Series A, Series B and Series C preferred stock into shares of common stock. Each share of Series A, Series B and Series C preferred stock was automatically converted into common stock on a one-for-one basis. The conversion of Series A, Series B and Series C preferred stock resulted in the issuance of 10,589,434 shares of common stock.

After the conversion of Series C preferred stock, the fair value of the warrants related to Series C preferred stock outstanding immediately prior to the closing of the IPO was reclassified as a part of stockholders’ equity. The remeasurement of the Series C preferred stock warrant liability continued until the closing date of the IPO. The fair value of the Series C preferred stock warrants as of the IPO closing date was $2,323 and was determined using the Black-Scholes option-pricing model with the following assumptions:

February 4, 2014

Stock price	$32.66
Expected option term (in years)	4.39
Expected volatility	65%
Risk-free interest rate	1.52%
Expected dividend yield	0.00%

The adjustment to the Series C preferred stock warrant liability was recorded in other income (expense) and amounted to $(1,888) for the three months ended March 31, 2014.

6. Fair Value Measurements

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

The Company’s cash equivalents are measured at fair value on a recurring basis and classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices as of March 31, 2014 and December 31, 2013, respectively.

The fair value of assets held in restriction, accounts payable, and accrued expenses are recorded at carrying value, which approximates the fair value, due to the short maturity of these instruments. The fair value of these instruments is based on observable inputs, and therefore, these financial measurements are classified within Level 2 of the fair value hierarchy. The Company’s long-term debt bore an interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for these instruments also approximate their fair value and the financial measurements are also classified within Level 2 of the fair value hierarchy.

The fair value of the preferred stock warrant liability was determined using the Black-Scholes option-pricing model for the year ended December 31, 2013 and until the conversion date of February 4, 2014. After the closing of the IPO, the remaining preferred stock warrant liability was no longer subject to remeasurement as the warrants to purchase the Company’s preferred stock became warrants to purchase shares of our common stock. As of the IPO closing date, the fair value of the preferred stock warrants was based significantly on the fair value of our publicly traded common stock and other observable inputs and was reclassified to Level 2. There were no preferred stock warrants outstanding as of March 31, 2014.

The following table provides a roll-forward of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

BALANCE—January 1, 2014	$529
Change in fair value of warrant liability	2,559
Transfers to Level 2	(3,088)

BALANCE—March 31, 2014	$—

BALANCE—January 1, 2013	$331
Change in fair value of warrant liability	(5)

BALANCE—March 31, 2013	$326

7. Commitments and Contingencies

City of Hope license agreement

In September 2007, the Company entered into a license agreement with City of Hope, an independent academic research and medical center (the Medical Center). In consideration for the right to develop, manufacture, and commercialize products based on certain of the Medical Center’s intellectual property, the Company paid a one-time, non-refundable license fee and issued shares of common stock as consideration for the license.

The Company is required to reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5,000 to $10,000 upon the achievement of certain milestones, and royalties on future sales, if any. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company did not record any research and development expense, related to the agreement with the Medical Center during the three months ended March 31, 2014 and 2013, respectively.

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

8. Subsequent Event

On April 7, 2014, the Company repaid the remaining amount of the Hercules loan in full in a total amount of $3,590.

On April 16, 2014, the Board of Directors granted an aggregate of 1,759,806 stock options, restricted stock units and restricted shares of common stock.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in “Part II, Item 1A—Risk Factors.”

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

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the rare and serious inherited disorder Primary Hyperoxaluria 1 (PH1). We seek to begin clinical trials of DCR-PH1 in 2015. We also have discovery and early development programs against a series of additional disease targets in the liver. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC (also known as DCR-M1711) for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC), which we believe to be the third leading cause of cancer deaths worldwide. We submitted an Investigational New Drug application for DCR-M1711 for the treatment of HCC to the U.S. Food and Drug Administration in the first quarter of 2014 and received a non-objection letter from the FDA to initiate the Phase 1 development. We began our clinical trials of DCR-M1711 in April 2014.

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

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through the recent initial public offering of our common stock, previous private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees and preclinical payments under our research collaboration and license agreement with KHK and from a government grant. In addition, we have borrowed under a secured term loan from Hercules (Hercules loan) to fund our operations. More particularly, since our inception and through March 31, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million of net proceeds was from the initial public offering of our common stock as described below, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from a bridge loan financing that closed in June 2013 (2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of March 31, 2014, our cash and cash equivalents were $133.8 million and we also had $0.3 million in assets held in restriction. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million.

On February 4, 2014, we completed the initial public offering of our common stock, in which we issued and sold a total of 6,900,000 shares of common stock, including 900,000 shares sold pursuant to the exercise in full by the underwriters of an option to purchase additional shares, at a public offering price of $15.00 per share. We received net proceeds of $92.7 million after deducting the underwriting commissions and discounts and offering expenses paid by us. All of the shares of our preferred stock were converted into shares of common stock and our warrants to purchase preferred stock became exercisable to purchase common stock immediately prior to the completion of our initial public offering.

Since inception, we have incurred significant operating losses. Our net loss was $10.8 million and $3.8 million for the three months ended March 31, 2014 and 2013, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. No revenue was recognized for the three months ended March 31, 2014 or 2013. Our revenue to date has been generated through our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. As of March 31, 2014, we had an accumulated deficit of $96.3 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	advance our product candidates into preclinical development;

•	conduct the clinical trial of DCR-MYC and any future clinical trials of DCR-PH1 and other potential product candidates;

•	continue our research and development efforts, including to expand our pipeline and to enhance our technology platform;

•	increase research and development related activities for the discovery and development of additional product candidates;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•	operate as a public company.

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. We received no additional payments from KHK under the research collaboration and license agreement during the three months ended March 31, 2014.

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

Pursuant to the terms of the agreement, we paid COH a one-time, non-refundable license fee and issued shares of our common stock to COH and a co-inventor of the core DsiRNA patent. COH is entitled to receive milestone payments in an aggregate amount within the range of $5.0 million to $10.0 million upon achievement of certain clinical and regulatory milestones. COH is further entitled to receive royalties at a low single-digit percentage of any net sale revenue of the licensed products sold by us and our sublicensees. If we sublicense the licensed patent rights to a third party, COH has the right to receive a double digit percentage of sublicense income, the percentage of which decreases after we have expended $12.5 million in development and commercialization costs. We are also obligated to pay COH an annual license maintenance fee, which may be credited against any royalties due to COH in the same year, and reimburse COH for expenses associated with the prosecution and maintenance of the license patent rights. The license agreement will remain in effect until the expiration of the last to expire of the patents or copyrights licensed under the agreement. We have not included our obligations to make future milestone payments on our balance sheet because the achievement and timing of the related milestones is not probable and estimable.

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

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three months ended March 31, 2014 or March 31, 2013.

We did not have revenue for the three months ended March 31, 2014 or 2013.

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

We expense research and development costs as they are incurred. We account for nonrefundable advance payments for goods and services that will be used in future research and development activities as expense when the service has been performed or when the goods have been received. A significant portion of our research and development costs are not tracked by project as they benefit multiple projects or our technology platform.

In April 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Interest expense

Interest expense consists of interest expense on the Hercules loan, which was repaid in full in April 2014.

Preferred stock warrant remeasurement

Preferred stock warrant remeasurement is associated with warrants to purchase preferred stock issued to lenders under our convertible notes and the Hercules loan. The remeasurement consists of the change in value calculated using the Black-Scholes option pricing model to estimate the fair value of the warrants. We base the estimates in the Black-Scholes option pricing model, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield and the fair value of the preferred stock underlying the warrants. The remeasurement gain or loss associated with the change in the fair value of the preferred stock warrant liability each reporting period is recognized as a component of other income (expense). Upon the completion of the initial public offering of our common stock on February 4, 2014, the preferred stock warrant liability was reclassified as a component of equity and is no longer subject to remeasurement. The fair value of the preferred stock warrants as of the closing date of the initial public offering was $3.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 27, 2014. There have been no material changes to our critical accounting policies during the three months ended March 31, 2014 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 27, 2014.

Recent Accounting Pronouncements

There are no recent accounting standards that would impact our results reported in the unaudited condensed consolidated interim financial statements included in this report.

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table summarizes the results of our operations for the three months ended March 31, 2014 and 2013 (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		INCREASE (DECREASE)
	2014	2013
Revenue:	$—	$—	$—	—

Expenses:
Research and development	5,251	2,418	2,833	117%
General and administrative	2,841	1,136	1,705	150%

Total expenses	8,092	3,554	4,538	128%

Loss from operations	(8,092)	(3,554)	4,538	128%
Other expense	2,712	265	2,447	923%

Net loss	$(10,804)	$(3,819)	$6,985	183%

Revenue

We did not recognize any revenue for the three months ended March 31, 2014 or March 31, 2013. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2014 and 2013 (in thousands).

	THREE MONTHS ENDED
	MARCH 31, 2014	MARCH 31, 2013
Direct research and development expenses	$670	$893
Platform-related expenses	3,211	589
Employee-related expenses	1,182	669
Facilities, depreciation and other expenses	188	267

Total	$5,251	$2,418

Research and development expenses were $5.3 million for the three months ended March 31, 2014 and $2.4 million for the three months ended March 31, 2013. The increase of $2.9 million, or 117 percent compared to the three months ended March 31, 2013, was primarily due to stock-based compensation of $1.7 million in 2014. In addition, other platform-related expenses increased by $1.0 million as a result of an increase in research-related activities occurring during the three months ended March 31, 2014. Employee-related expenses increased by $0.4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to additional hiring during the period. These increases were offset by a decrease of $0.2 million in direct research and development expenses as we filed an Investigational New Drug application for DCR-MYC with the U.S. Food and Drug Administration during the first quarter of 2014. We expect our research and development expenses to increase in 2014 as we continue spending on our development programs and clinical trial.

General and administrative expenses

The following table summarizes our general and administrative expenses incurred during the three months ended March 31, 2014 and 2013 (in thousands).

	THREE MONTHS ENDED
	MARCH 31, 2014	MARCH 31, 2013

General and administrative expenses	$2,841	$1,136

        General and administrative expenses were $2.8 million for the three months ended March 31, 2014 and $1.1 million for the three months ended March 31, 2013. The increase of $1.7 million, or 150 percent compared to the three months ended March 31, 2013, was primarily due to a $0.6 million increase in employee-related expenses, a $0.7 million increase in professional fees and other increases totaling $0.4 million. These increases were primarily due to the transition and increased costs associated with operating as a public company. We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Other expense

Other expense was $2.7 million for the three months ended March 31, 2014 and $0.3 million for the three months ended March 31, 2013. The increase of $2.4 million, or 923 percent compared to the three months ended March 31, 2013, was primarily due to an increase in expense related to the remeasurement of the preferred stock warrant liability of $2.6 million, which was partially offset by a decrease in interest expense by $0.2 million. The decrease in interest expense was due to a decrease in the Hercules loan balance outstanding at March 31, 2014 as compared to March 31, 2013. On April 7, 2014, we repaid the remaining amount of the Hercules loan in full in a total amount of $3.6 million.

Liquidity and Capital Resources

Since our inception and through March 31, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of March 31, 2014, our cash and cash equivalents were $133.8 million and we also had $0.3 million in assets held in restriction.

On February 4, 2014, we closed our initial public offering, in which we issued and sold a total of 6,900,000 shares of our common stock, including 900,000 shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $15.00 per share, and received net proceeds of $92.7 million after deducting underwriting commissions and discounts and offering expenses payable by us.

In June 2011, we entered into an amendment to our original loan and security agreement with Hercules, pursuant to which we were entitled to borrow a term loan in the principal amount of up to $12.0 million with a floating interest rate equal to the greater of (1) 10.15 percent or (2) the sum of 10.15 percent plus the prime rate published on The Wall Street Journal minus 5.75 percent, not to exceed 12.75 percent per annum, which interest was computed daily based on the actual number of days elapsed. On April 7, 2014, we repaid the remaining amount of the Hercules loan in full for a total payment of $3.6 million. We granted Hercules a security interest in certain of our assets. In connection with the loan and security agreement, as amended, we issued to Hercules warrants to purchase 21,000 shares of Series A preferred stock and 26,400 shares of Series B preferred stock, respectively, each at an exercise price of $25.00 per share. The warrants became exercisable to purchase our common stock immediately prior to the closing of our initial public offering. On February 11, 2014, Hercules net exercised these warrants in exchange for a total of 12,702 shares of our common stock.

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

Cash flows

As of March 31, 2014, we had $133.8 million in cash and cash equivalents and $0.3 million in assets held in restriction as well as $3.9 million in indebtedness. The indebtedness represents the outstanding principal amount under the Hercules loan.

The following table shows a summary of our cash flows for the three months ended March 31, 2014 and 2013 (in thousands).

	THREE MONTHS ENDED
	MARCH 31,
	2014	2013
Net cash (used in) provided by operating activities	$(6,443)	$1,047
Net cash used in investing activities	(156)	—
Net cash provided by (used in) financing activities	93,796	(987)

Increase in cash and cash equivalents	$87,197	$60

Operating activities

Net cash (used in) provided by operating activities was $(6.4) million and $1.0 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in cash used in operating activities of $7.5 million was primarily due to an increase in our net loss of $7.0 million and due to a payment received in 2013 under a license agreement of $5.0 million related to an option exercise fee and preclinical payments earned in December 2012 but not collected until 2013 which was partially offset by the change in working capital and other non-cash items of $4.5 million.

Investing activities

Net cash used in investing activities for the periods presented relates entirely to purchases of property and equipment, mostly laboratory equipment. Net cash used in investing activities was $0.2 million and $0 for the three months ended March 31, 2014 and 2013, respectively.

Financing activities

Net cash provided by financing activities of $93.8 million for the three months ended March 31, 2014 was due to $94.1 million of net proceeds from our initial public offering for the three months ended March 31, 2014 and proceeds from other issuance of common stock of $0.8 million, which is partially offset by $1.1 million of repayments on the Hercules loan. Net cash used in financing activities of $1.0 million for the three months ended March 31, 2013 relates entirely to repayments on the Hercules loan.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We believe that our cash and cash equivalents as of March 31, 2014, but excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements through 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Please see the risk factors set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Until such time, if ever, we generate product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of March 31, 2014 (in thousands).

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Short and long-term debt obligations (1)	$3,922	$3,922	$—	$—	$—
Interest on short- and long-term debt obligations (2)	190	190	—	—	—
Operating lease obligations (3)	1,629	587	1,042	—	—

Total	$5,741	$4,699	$1,042	$—	$—

(1)	Short and long-term debt obligations relate to the outstanding principal payment due on the Hercules loan, which was fully repaid in April 2014.
(2)	Estimated interest payments due on the Hercules loan, which was fully repaid in April 2014.
(3)	Future minimum lease payments under our non-cancelable operating lease for our current office and laboratory space in Watertown, Massachusetts, as amended on July 3, 2013, that expires on November 30, 2016 with an average rent of approximately $51 per month.

We also have obligations to make future payments to COH, PBL and Carnegie Institution of Washington that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not probable and estimable.

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2014, we had cash and cash equivalents of $133.8 million, consisting of an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

Item 4.	CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, the chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended March 31, 2014, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

We are a preclinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2014, we had an accumulated deficit of $96.0 million. Our net loss was $10.8 million for the three months ended March 31, 2014. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

In December 2009, we entered into a research collaboration and license agreement with KHK for the research, development and commercialization of DsiRNA molecules and drug delivery technologies for therapeutic targets, primarily in oncology. Under the research collaboration and license agreement with KHK, KHK has paid us a total of $17.5 million. During the first two years of the collaboration, we worked together with KHK to optimize KHK’s lipid nanoparticles for tumor delivery and to identify DsiRNAs optimized against oncology and KRAS targets. Based on the results of this research, KHK exercised options to advance two separate DsiRNAs into the development stage, including one with a KRAS target. For each product candidate under the research collaboration and license agreement, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. The success of our collaboration programs with KHK depends entirely upon the efforts of KHK. Except for certain co-promotion and profit sharing rights we retain with respect to the KRAS product candidate if it is approved for marketing and commercialization in the U.S., KHK has sole discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources, it applies to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by the collaboration. KHK may not be effective in obtaining approvals for the product candidates developed under the collaboration arrangement or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Under the research collaboration and license agreement, KHK may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. KHK has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and its own corporate objectives may not be consistent with our best interests. If KHK fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate under our collaboration or if KHK terminates our collaboration, our business, financial condition, results of operations and prospects could be materially and adversely affected. In addition, any dispute or litigation proceedings we may have with KHK in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2014, we had $133.8 million in cash, cash equivalents and short-term investments, including $92.7 million of net proceeds, after deducting the underwriting commissions and discounts and the offering expenses, we received from the initial public offering of 6,900,000 shares of our common stock closed on February 4, 2014. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations through 2016. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of securities, debt financings, credit and loan facilities and payments received under our collaboration and license agreement with KHK. We will be required to seek additional funding in the future and intend to do so through either collaborations, equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.

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

Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that DsiRNA does not possess certain properties required for a drug to be effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into DsiRNA. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on DsiRNA may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as DCR-PH1 and DCR-MYC, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

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

Our success largely depends on the continued service of key management and other specialized personnel, including Douglas M. Fambrough, III, Ph.D., our chief executive officer, Pankaj Bhargava, M.D., our chief medical officer, Bob D. Brown, Ph.D., our chief scientific officer, James E. Dentzer, our chief financial officer, and James B. Weissman, our chief business officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

If our product candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited experience in drug development and have only recently begun our first clinical trial of our product candidates. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have not performed an analysis on whether we have experienced any ownership changes in the past. It is possible that we have experienced an ownership change, including pursuant to the initial public offering of our common stock, which closed on February 4, 2014, and our net operating losses are subject to such limitation. As of December 31, 2013, we had U.S. federal and Massachusetts net operating loss carryforwards of $65.1 million and $64.6 million, respectively. Any limit on these loss carryforwards if we have or do experience an ownership change could have an adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash, cash equivalents and fixed income marketable securities is subject to risks which may cause losses and affect the liquidity of these investments.

As of March 31, 2014, we had $133.8 million in cash and cash equivalents and fixed income marketable securities. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed financial statements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from relevant accounting authorities, including the Securities and Exchange Commission. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Quarterly Report on Form 10-Q.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of May 1, 2014, our patent estate, including the patents and patent applications that we have licensed from COH included approximately 18 issued patents and approximately 67 pending patent applications for research and development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

For example, we are aware of a European patent, granted in 2006, and assigned to Alnylam (EP 1 352 061 B1) (EP ‘061 patent), that broadly covers various RNAi constructs, including potentially our DsiRNA molecules. The EP ‘061 patent has been validated and is currently in force in Austria, Germany, Ireland, Liechtenstein, Switzerland, and the United Kingdom. It has not yet been validated in any other European countries. Another third party, Sirna Therapeutics, Inc. (Sirna Therapeutics), formerly a wholly-owned subsidiary of Merck & Co., Inc., filed an opposition seeking to revoke the EP ‘061 patent as invalid. In August 2009, the Opposition Division of the European Patent Office (EPO) rejected the opposition and upheld all of the claims of the EP ‘061 patent as originally granted. That decision was appealed by Sirna Therapeutics to the Technical Board of Appeal of the EPO. In March 2014, Alnylam announced that it had completed the acquisition of Sirna Therapeutics from Merck & Co., Inc., and the appeal has now been withdrawn. It is therefore no longer possible to challenge this patent centrally in the EPO, though we could challenge this patent in the individual European countries where it has been validated. If the EP ‘061 patent remains in force in each validated European country, we could be prevented from commercializing our DsiRNA products in each of those countries and we could be sued for patent infringement in such countries. We are aware that others are pursuing patent applications directed to similar subject matter in the U.S. and other jurisdictions and reinstatement of a revoked European patent broadly covering various RNA constructs. If any one of these applications were ultimately to issue as patents or the revoked patent were reinstated with claims that cover our DsiRNA molecules, their methods of use or methods of delivery, we could be sued for patent infringement in each of those countries as well. If we were unsuccessful in defending ourselves in any of these actions, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders, in each case, in such countries. We believe that the expected expiration date of the EP ‘061 patent and any foreign counterparts that might issue is early 2022.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Act (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through May 9, 2014, our stock had high and low closing sale prices in the range of $46.00 and $16.00 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q titled “Risk Factors” and the following:

•	the success of competitive products or technologies;

•	results of preclinical and clinical studies of our product candidates, or those of our competitors, our existing collaborator or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements in connection with the initial public offering of our common stock with the holders of substantially all of our outstanding shares;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	general economic, industry and market conditions.

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

Our executive officers as of the initial public offering of our common stock have entered into lock-up agreements with the underwriters for the initial public offering under which they have agreed, subject to specific exceptions, not to sell shares of our common stock or securities exchangeable or exercisable therefor owned by them for a period of 180 days after the date of the final prospectus for the offering. These restrictions are due to expire on July 28, 2014. However, the holders of substantially all of our shares of common stock and securities convertible or exercisable into shares of our common stock outstanding at the time of the offering have not entered into any lock-up agreements in connection with the initial public offering. As a result, a substantial number of shares of our common stock, including shares of common stock issuable upon exercise of outstanding warrants, are available for sale in the public market after the completion of the initial public offering on February 4, 2014. The sale of a significant number of shares of our comment stock in the public market or the perception that such sale may occur could significantly reduce the market price of our common stock.

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

Our executive officers are parties to employment agreements providing, in the event of a termination of employment in connection with a change of control of us, for cash payments of up to approximately $2.1 million for severance and other benefits and acceleration of vesting of up to all outstanding stock options. The accelerated vesting of options could result in dilution to our existing stockholders and harm the market price of our common stock. The payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

As of May 9, 2014, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 81.7 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be sole source of gain of our stockholders for the foreseeable future.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we issued a total of 12,702 shares of common stock to Hercules Technology II, L.P. (Hercules) upon the cashless net exercise of certain warrants held by Hercules to purchase a total of 47,400 shares of our common stock at an exercise price of $25.00 per share. We deemed such issuance to be exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

During the three months ended March 31, 2014, a total of 152,006 shares of our common stock were issued in unregistered sales of securities upon exercise of stock options granted pursuant to our 2007 Employee, Director and Consultant Stock Plan, as amended, and 2010 Employee, Director and Consultant Equity Incentive Plan, as amended, for aggregate cash consideration of $519,860.52. The issuances of these shares of common stock were exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of shares of common stock in a transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

(b) Use of Proceeds from Initial Public Offering of Common Stock

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

Jefferies LLC, Leerink Partners LLC, and Stifel, Nicolaus & Company, Incorporated acted as joint book-running managers for our initial public offering. Robert W. Baird & Co. Incorporated acted as co-lead manager for our initial public offering. We received net proceeds of approximately $92.7 million in our initial public offering after deducting underwriting commissions and discounts of $7.2 million and offering expenses of $3.5 million. None of the offering expenses were paid to our directors, officers or persons owning ten percent or more of any class of our equity securities, or to any of their associates or our affiliates.

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

There has been no material change in the planned or actual use of proceeds from our initial public offering as described in the final prospectus dated as of January 29, 2014 for the initial public offering and filed with the SEC pursuant to Rule 424(b) under the Securities Act on January 30, 2014.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

10.1(2)	2014 Performance Incentive Plan.++

10.2(2)	2014 Employee Stock Purchase Plan.++

10.3(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.4(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: May 13, 2014	By:	/s/ James E. Dentzer
James E. Dentzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

10.1(2)	2014 Performance Incentive Plan.++

10.2(2)	2014 Employee Stock Purchase Plan.++

10.3(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.4(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act.