Form 10-Q
period 2014-06-30
Dicerna Pharmaceuticals Inc
filed 2014-08-07
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ).    Yes  ☐    No  ☒

As of August 5, 2014, there were 17,768,771 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,732	$46,595
Held-to-maturity investments	22,526	—
Prepaid expenses and other current assets	1,016	2,058

Total current assets	101,274	48,653
NONCURRENT ASSETS:
Held-to-maturity investments	20,026	—
Property and equipment—net	1,473	877
Assets held in restriction	1,380	264

Total noncurrent assets	22,879	1,141

TOTAL ASSETS	$124,153	$49,794

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,062	$1,700
Accrued expenses and other current liabilities	2,808	1,286
Current portion of long-term debt	—	4,587
Deferred rent	88	105

Total current liabilities	3,958	7,678
NONCURRENT LIABILITIES:
Long-term debt—net of current portion	—	260
Preferred stock warrant liability	—	529

Total noncurrent liabilities	—	789

TOTAL LIABILITIES	3,958	8,467

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.0001 PAR VALUE—NO SHARES AND 11,070,000 SHARES AUTHORIZED AT JUNE 30, 2014 AND DECEMBER 31, 2013, RESPECTIVELY; NO SHARES AND 10,589,434 SHARES ISSUED AND OUTSTANDING AT JUNE 30, 2014 AND DECEMBER 31, 2013, RESPECTIVELY:

Series A—880,000 shares designated, 855,996 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $21,400 at December 31, 2013)	—	21,400
Series B—1,190,000 shares designated, 1,162,021 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $29,050 at December 31, 2013)	—	29,050
Series C—9,000,000 shares designated, 8,571,417 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $60,000 at December 31, 2013)	—	59,796
STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, $0.0001 par value—5,000,000 shares and no shares authorized at June 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value—150,000,000 shares and 15,000,000 shares authorized at June 30, 2014 and December 31, 2013, respectively; 17,763,051 shares and 38,226 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	1
Additional paid-in capital	228,007	16,545
Accumulated deficit	(107,814)	(85,465)

Total stockholders’ equity/(deficit)	120,195	(68,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$124,153	$49,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$6,806	$2,513	$12,057	$4,931
General and administrative	4,372	1,142	7,213	2,278

Total operating expenses	11,178	3,655	19,270	7,209

Loss from operations	(11,178)	(3,655)	(19,270)	(7,209)

Other income (expense):
Preferred stock warrant remeasurement	—	118	(2,559)	123
Loss on extinguishment of debt	(143)	—	(143)	—
Interest income	8	—	12	—
Interest expense	(42)	(249)	(199)	(519)

Total other income (expense)	(177)	(131)	(2,889)	(396)

Net loss	$(11,355)	$(3,786)	$(22,159)	$(7,605)
Less: Accretion and dividends on redeemable convertible preferred stock	—	1,022	204	2,033

Net loss attributable to common stockholders	(11,355)	(4,808)	(22,363)	(9,638)
Net loss per share attributable to common stockholders—basic and diluted	$(0.64)	$(171.13)	$(1.57)	$(343.92)
Weighted average shares outstanding—basic and diluted	17,684,563	28,095	14,272,401	28,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,159)	$(7,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	213	271
Stock-based compensation	4,617	60
Amortization of debt discount	48	110
Loss on extinguishment of debt	143	—
Increase (decrease) in fair value of preferred stock warrant liability	2,559	(123)
Changes in operating assets and liabilities:
Research and license receivable	—	5,018
Prepaid expenses and other current assets	(944)	58
Accounts payable	(272)	(512)
Accrued expenses and other current liabilities	1,542	35
Deferred rent	(18)	(33)

Net cash used in operating activities	(14,271)	(2,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in assets held in restriction	(1,116)	—
Purchases of property and equipment	(808)	(3)
Purchases of held-to-maturity investments	(42,552)	—

Net cash used in investing activities	(44,476)	(3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercised stock options	762	11
Net proceeds from initial public offering	94,148	—
Payments of deferred stock issuance costs	—	(98)
Proceeds from bridge loan financing	—	3,000
Repayments of long-term debt principal	(5,026)	(2,018)

Net cash provided by financing activities	89,884	895

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,137	(1,829)
CASH AND CASH EQUIVALENTS — Beginning of period	46,595	3,670

CASH AND CASH EQUIVALENTS — End of period	$77,732	$1,841

NONCASH FINANCING ACTIVITIES:
Warrant conversion to common stock	$3,088	$—

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

In February 2014, the Company completed the sale of 6,900,000 shares of common stock in an initial public offering of its common stock (the IPO) at a price to the public of $15.00 per share, resulting in proceeds to the Company of $92,749 after deducting underwriting discounts and commissions of approximately $7,245 and offering expenses paid by the Company of approximately $3,506. In connection with the close of the IPO, all of the outstanding shares of Series A mandatorily redeemable, convertible preferred stock (Series A preferred stock), Series B mandatorily redeemable, convertible preferred stock (Series B preferred stock) and Series C mandatorily redeemable, convertible preferred stock (Series C preferred stock) were converted into shares of common stock on a one-for-one basis immediately prior to the closing of the IPO. Following these transactions, the Company had a total of 17,763,051 shares of common stock issued and outstanding as of June 30, 2014. The significant increase in the shares outstanding in 2014 is expected to impact the year over year comparability of the Company’s net loss per share calculations for the full year.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2014 and results of operations and cash flows for the interim periods ended June 30, 2014 and 2013. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of the three and six month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

Summary of Significant Accounting Policies — There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K, other than the held-to-maturity investments policy noted below.

Held-to-Maturity Investments

The Company accounts for its investments in marketable securities in accordance with FASB ASC 320, Investments – Debt and Equity Securities. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. At June 30, 2014, all of the Company’s investments are classified as held-to-maturity.

2. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(11,355)	$(3,786)	$(22,159)	$(7,605)
Accretion of preferred stock issuance costs to redemption value	—	(15)	(204)	(31)
Accrued dividends on preferred stock	—	(1,007)	—	(2,002)

Net loss attributable to common stockholders—basic and diluted	$(11,355)	$(4,808)	$(22,363)	$(9,638)

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common stock outstanding, because such securities had an anti-dilutive impact since the Company has a net loss attributable to common stockholders:

	Three months Ended June 30,		Six months Ended June 30,
	2014	2013	2014	2013
Options to purchase common stock	2,831,125	25,262	2,159,551	25,722
Warrants to purchase common stock	87,901	2,198	73,424	2,198
Warrants to purchase redeemable convertible preferred stock	—	49,294	25,738	49,294
Redeemable convertible preferred stock	—	2,018,025	2,047,682	2,018,025
Unvested restricted stock	109,859	10	87,141	15

Unvested Restricted Stock

At June 30, 2014, the Company had 113,000 shares of unvested restricted stock outstanding. The unvested restricted stock resulted from the early exercise of stock options of 73,000 and the issuance of restricted stock units of 40,000 during the six-month period ended June 30, 2014.

3. Held-to-maturity investments

The Company invests its excess cash balances in short-term and long-term fixed-income investments. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

The following tables provide information relating to held-to-maturity investments at June 30, 2014 (in thousands):

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$42,552	$7	$(4)	$42,555

Total held-to-maturity investments	$42,552	$7	$(4)	$42,555

The amortized cost and fair value of held-to-maturity investments by contractual maturities at June 30, 2014, are as follows (in thousands):

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$22,526	$22,525
Maturing after one year through two years	20,026	20,030

Total	$42,552	$42,555

4. Long-term Debt

On March 26, 2009, the Company entered into a loan and security agreement with an independent finance company, Hercules Technology II, LP (Hercules), for up to $7,000 (Hercules loan). The Hercules loan, which has since been repaid, was collateralized by a security interest in all tangible assets. On May 28, 2010, the Company and Hercules executed an amendment to the loan and security agreement to defer $653 in principal payments originally due in June 2010 through August 2010, and amortized such deferred principal amounts equally over the remaining payment term beginning in September 2010. On June 28, 2011, the Company and Hercules executed a second amendment to the loan and security agreement, which increased the maximum loan amount to $12,000. Upon execution of the second amendment, the Company drew a $7,000 advance, a portion of which the Company used to repay the outstanding balance of principal and interest under the original loan and security agreement. On December 15, 2011, the Company drew down the remaining $5,000. Interest was payable monthly and principal was to be repaid in equal monthly installments beginning April 1, 2012 through January 2, 2015. The applicable annual interest rate was 10.15% at December 31, 2013. On April 7, 2014, the Company repaid the remaining amount of the Hercules loan in full in a total amount of $3,590.

In connection with the Hercules loan, the Company issued warrants to Hercules for the purchase of an aggregate of 21,000 shares of Series A preferred stock and 26,400 shares of Series B preferred stock each at an exercise price of $25.00 per share. Immediately prior to the closing of the IPO on February 4, 2014, all of the outstanding shares of Series A, Series B and Series C preferred stock were automatically converted into shares of common stock on a one-for-one basis. The fair value of the warrants was classified as a liability in the accompanying balance sheet as of December 31, 2013. After the conversion of Series A and Series B preferred stock, the fair value of the warrants was reclassified as a part of stockholders’ equity. The remeasurement of the liability continued until the date of the closing of the IPO. The fair value of the outstanding Hercules warrants as of the IPO closing date was $765 and was determined using the Black-Scholes option-pricing model with the following assumptions:

February 4, 2014
Stock price	$32.66
Expected option term (in years)	3.00
Expected volatility	62%
Risk-free interest rate	0.69%
Expected dividend yield	0.00%

The estimated fair value of the outstanding Hercules warrants at December 31, 2013 was $94. On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of common stock. There were no Series A and Series B warrants outstanding at June 30, 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $0 and $(671) the three and six month periods ended June 30, 2014, respectively, compared to $0 and $5 for the comparable periods in 2013.

5. Stock-Based Compensation

Stock options granted to employees and nonemployees

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the consulting services are rendered, generally on a straight-line basis. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense is subject to re-measurement until the options vest.

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to nonemployees with an initial fair value of $337. During the six month period ended June 30, 2014, the services of certain nonemployees were terminated, resulting in accelerated vesting of their remaining unvested shares. Based on the terms of the nonemployee stock option agreements the Company recorded nonemployee stock-based compensation expense of $50 and $1,661 for the three and six month periods ended June 30, 2014. The assumptions used to estimate fair value were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Stock price	$16.16 – $22.57	$16.16 – $41.12
Expected option term (in years)	6.11 – 6.40	0.25 – 6.86
Expected volatility	73%	56% – 73%
Risk-free interest rate	2.12% – 2.27%	0.08% – 2.29%
Expected dividend yield	0.00%	0.00%

As of June 30, 2014, there were 61,875 unvested stock options held by nonemployees.

During the three-month period ended June 30, 2014, the Company granted stock options to purchase 1,810,806 shares of common stock to employees with an initial fair value of $19,622. The assumptions used to estimate fair value were as follows:

Three Months Ended
June 30, 2014
Stock price	$16.30 – $18.73
Expected option term (in years)	5.50 – 6.25
Expected volatility	73% – 74%
Risk-free interest rate	1.92% – 2.00%
Expected dividend yield	0.00%

There were no employee options granted during the three-months ended March 31, 2014.

6. Redeemable Convertible Preferred Stock

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

The adjustment to the Series C preferred stock warrant liability was recorded in other income (expense) and amounted to $0 and $(1,888) for the three and six months ended June 30, 2014, respectively, and $118 for the three and six month periods ended June 30, 2013.

7. Fair Value Measurements

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

The Company’s cash equivalents, primarily money market accounts and assets held in restriction are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of June 30, 2014 and December 31, 2013, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of June 30, 2014 and December 31, 2013, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of June 30, 2014. The fair value of these instruments is $42,555, and the amortized cost basis is $42,552.

The carrying value of other current assets, accounts payable, and accrued expenses approximate fair value, due to the short maturity of these instruments. The Company’s long-term debt bore an interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for these instruments also approximated their fair value and the financial measurements were also classified within Level 2 of the fair value hierarchy. There was no debt outstanding as of June 30, 2014.

The fair value of the preferred stock warrant liability was determined using the Black-Scholes option-pricing model for the year ended December 31, 2013 and until the conversion date of February 4, 2014. After the closing of the IPO, the remaining preferred stock warrant liability was no longer subject to re-measurement as the warrants to purchase the Company’s preferred stock became warrants to purchase shares of our common stock. As of the IPO closing date, the fair value of the preferred stock warrants was based significantly on the fair value of our publicly traded common stock and other observable inputs and was reclassified to Level 2. There were no preferred stock warrants outstanding as of June 30, 2014.

The following table provides a roll-forward of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

BALANCE—January 1, 2014	$529
Change in fair value of warrant liability	2,559
Transfers to Level 2	(3,088)

BALANCE— June 30, 2014	$—
BALANCE—January 1, 2013	$331
Issuance of preferred stock warrants	324
Change in fair value of warrant liability	(123)

BALANCE— June 30, 2013	$532
BALANCE—April 1, 2013	$326
Issuance of preferred stock warrants	324
Change in fair value of warrant liability	(118)

BALANCE— June 30, 2013	$532

8. Commitments and Contingencies

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

The Company is required to reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5,000 to $10,000 upon the achievement of certain milestones, and royalties on future sales, if any. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company did not record any research and development expense, related to the agreement with the Medical Center during the three and six month periods ended June 30, 2014 and 2013, respectively.

Plant Bioscience Limited (PBL) license agreement

In September 2013, the Company entered into a commercial license agreement with Plant Bioscience Limited (PBL), pursuant to which PBL has granted to the Company a license to certain of its U.S. patents and patent applications to research, discover, develop, manufacture, sell, import and export, products incorporating one or more short RNA molecules (SRMs).

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. The Company made a payment of $100 to PBL upon the commencement of its clinical trial in MYC. In addition, PBL is entitled to receive royalties of any net sale revenue of any licensed product candidates sold by the Company.

9. Subsequent Event

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9.6 million over a six-year lease term. The lease commences on the later to occur of (i) December 1, 2014 or (ii) the date on which the landlord’s work is substantially complete. As part of the lease agreement, the Company established a $1.1 million letter of credit, secured by a certificate of deposit which is included in assets held in restriction at June 30, 2014.

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

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the rare and serious inherited disorder Primary Hyperoxaluria 1 (PH1). We seek to begin clinical trials of DCR-PH1 in 2015. We also have discovery and early development programs against a series of additional disease targets in the liver. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC), which we believe to be the third leading cause of cancer deaths worldwide. We submitted an Investigational New Drug application for DCR-MYC for the treatment of solid tumors, lymphoma and multiple myeloma to the U.S. Food and Drug Administration in the first quarter of 2014 and began our clinical trials of DCR-MYC in the second quarter of 2014.

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

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through the initial public offering of our common stock, previous private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees and preclinical payments under our research collaboration and license agreement with KHK and from a government grant. In addition, we have borrowed under a secured term loan from Hercules (Hercules loan) to fund our operations. More particularly, since our inception and through June 30, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million of net proceeds was from the initial public offering of our common stock as described below, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from a bridge loan financing that closed in June 2013 (2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of June 30, 2014, our cash and cash equivalents and held-to-maturity investments were $120.3 million and we also had $1.4 million in assets held in restriction. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million.

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

Since inception, we have incurred significant operating losses. Our net loss was $22.2 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. No revenue was recognized for the three and six months ended June 30, 2014 or 2013. Our revenue to date has been generated through our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. As of June 30, 2014, we had an accumulated deficit of $107.8 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. We received no additional payments from KHK under the research collaboration and license agreement during the three and six month periods ended June 30, 2014.

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

We have paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by us under the agreement. We are further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. In addition, PBL is entitled to receive royalties on any net sale revenue of any licensed product candidates sold by us. We paid PBL $100,000 upon commencement of our MYC clinical trial.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three and six month periods ended June 30, 2014 or June 30, 2013.

We did not have revenue for the three or six month periods ended June 30, 2014 or 2013.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including discovery and development of our DsiRNA molecules and drug delivery technologies and our research activities under our research collaboration and license agreement with KHK. Our research and development expenses include:

•	direct research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants;

•	platform-related lab expenses, including lab supplies, license fees, consultants, and our scientific advisory board;

•	employee-related expenses, including salaries, benefits and stock-based compensation expense; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

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

In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Interest income

Interest income consists of interest income earned on our cash and cash equivalents, held-to-maturity investments and assets held in restriction.

Interest expense

Interest expense consists of interest expense on the Hercules loan, which was repaid in full in April 2014.

Preferred stock warrant re-measurement

Preferred stock warrant re-measurement is associated with warrants to purchase preferred stock issued to lenders under our convertible notes and the Hercules loan. The re-measurement consists of the change in value calculated using the Black-Scholes option pricing model to estimate the fair value of the warrants. We base the estimates in the Black-Scholes option pricing model, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield and the fair value of the preferred stock underlying the warrants. The re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability each reporting period is recognized as a component of other income (expense). Upon the completion of the initial public offering of our common stock on February 4, 2014, the preferred stock warrant liability was reclassified as a component of equity and is no longer subject to re-measurement. The fair value of the preferred stock warrants as of the closing date of the initial public offering was $3.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP). The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 27, 2014. There have been no material changes to our critical accounting policies during the three and six month periods ended June 30, 2014 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 27, 2014, other than the held-to-maturity investments policy noted below.

Held-to-Maturity Investments

We account for our investment in marketable securities in accordance with FASB ASC 320, Investments – Debt and Equity Securities. We determine the appropriate classification of investments at the time of purchase and re-evaluate such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. At June 30, 2014, all of our investments are classified as held-to-maturity.

Recent Accounting Pronouncements

There are no recent accounting standards that would impact our results reported in the unaudited condensed consolidated interim financial statements included in this report.

Comparison of Three and Six Month Periods Ended June 30, 2014 and 2013

The following table summarizes the results of our operations for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Revenue:	$—	$—	$—	$—	$—	$—
Expenses:
Research and development	6,806	2,513	4,293	12,057	4,931	7,126
General and administrative	4,372	1,142	3,230	7,213	2,278	4,935

Total expenses	11,178	3,655	7,523	19,270	7,209	12,061

Loss from operations	(11,178)	(3,655)	(7,523)	(19,270)	(7,209)	(12,061)
Other expense	177	131	46	2,889	396	2,493

Net loss	$(11,355)	$(3,786)	$(7,569)	$(22,159)	$(7,605)	$(14,554)

Revenue

We did not recognize any revenue for the three or six month periods ended June 30, 2014 or 2013. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2014	2013	Increase (Decrease)	2014	2013	Increase (Decrease)
Direct research and development expenses	$2,078	$1,224	$854	$2,748	$2,140	$608
Platform-related expenses	2,350	411	1,939	5,561	977	4,584
Employee-related expenses	2,287	617	1,670	3,469	1,286	2,183
Facilities, depreciation and other expenses	91	261	(170)	279	528	(249)

Total	$6,806	$2,513	$4,293	$12,057	$4,931	$7,126

Research and development expenses were $6.8 million and $12.1 million for the three and six months ended June 30, 2014, respectively, compared to $2.5 million and $4.9 million for the three and six month periods ended June 30, 2013, respectively. On a year-to-date basis, direct research and development expenses increased by $0.6 million for the six month period ended June 30, 2014 compared to the same period in the prior year as a result of the initiation of the clinical trial related to DCR-MYC and an increase in research activities related to DCR-PH1. Platform-related expenses increased by $ $4.6 million for the six month period ended June 30, 2014 compared to the same period in the prior year primarily due to stock-based compensation of 1.6 million and an increase in expenses related to discovery and early development of future programs. Employee-related expenses increased by $2.2 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to stock-based compensation of $1.0 million and additional hiring during the period. Facilities, depreciation and other expenses have decreased by $0.2 million for the three and six month periods ended June 30, 2014 due to reduction in occupancy costs. We expect our research and development expenses to increase in 2014 as we continue spending on our development programs and clinical trial.

General and administrative expenses

General and administrative expenses were $4.4 million and $7.2 million for the three and six month periods ended June 30, 2014, respectively, compared to $1.1 million and $2.3 million for the three and six month periods ended June 30, 2013, respectively. Employee related expenses were $2.0 million and $3.0 million for the three and six month periods ended June 30, 2014, compared to $0.4 million and $0.9 million in the comparable period in 2013. The increase in these costs related to stock based compensation and an increase in head count. Professional fees were $1.4 million and $2.6 million for the three and six month periods ended June 30, 2014, compared to $0.4 million and $0.7 million in the comparable period in 2013. Other expense were $1.0 million and $1.6 million for the three and six month periods ended June 30, 2014, compared to $0.3 million and $0.7 million in the comparable period in 2013.These increases were primarily due to the transition and increased costs associated with operating as a public company. We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Other expense

Other expense was $0.2 and $2.9 million for the three and six month periods ended June 30, 2014, respectively, compared to $0.1 million and $0.4 million for the three and six month periods ended June 30, 2013, respectively. On a year-to-date basis, the increase of $2.5 million was primarily due to an increase in expense related to the re-measurement of the preferred stock warrant liability of $2.7 million, which was partially offset by a decrease in interest expense of $0.2 million. The decrease in interest expense was due to the Hercules loan being repaid in full, in April 2014.

Liquidity and Capital Resources

Since our inception and through June 30, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of June 30, 2014, our cash and cash equivalents and held-to-maturity investments were $120.3 million and we also had $1.4 million in assets held in restriction.

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

Cash flows

As of June 30, 2014, we had $120.3 million in cash and cash equivalents and held-to-maturity investments and $1.4 million in assets held in restriction.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013	Difference
Net cash used in operating activities	$(14,271)	$(2,721)	$(11,550)
Net cash used in investing activities	(44,476)	(3)	(44,473)
Net cash provided by financing activities	89,884	895	88,989

Increase in cash and cash equivalents	$31,137	$(1,829)	$32,966

Operating activities

Net cash used in operating activities for the six month periods ended June 30, 2014 and 2013 was $14.3 million and $2.7 million, respectively. The increase in cash used in operating activities of $11.6 million for the six months ended June 30, 2014 was primarily due to an increase in our net loss of $14.6 million for the six months ended June 30, 2014, which was partially offset by the change in working capital and other non-cash items of $3.0 million, including a payment of $5.0 million received in 2013 under a license agreement related to an option exercise fee and preclinical payments earned in December 2012.

Investing activities

Net cash used in investing activities for the six month periods ended June 30, 2014 and 2013 was $44.5 million and $0, respectively. Net cash used in investing activities for the periods presented relates to purchases of investments in held-to-maturity investments, purchases of property and equipment, primarily laboratory equipment, and an increase in assets held in restriction.

Financing activities

Net cash provided by financing activities for the six month periods ended June 30, 2014 and 2013 was $89.9 million and $0.9 million, respectively. In 2014, net proceeds from our initial public offering was $94.1 million and proceeds from other issuance of common stock was $0.8 million, partially offset by the repayment and principal payments related to the Hercules loan for $5.0 million. In 2013, we had net proceeds of $3.0 million from a bridge loan financing, offset by $2.0 million of repayments on long-term debt.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We believe that our cash and cash equivalents as of June 30, 2014, but excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements through 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of June 30, 2014 (in thousands).

	PAYMENTS DUE BY PERIOD
			MORE THAN	MORE THAN	MORE
		LESS THAN	1 YEAR AND	3 YEARS AND	THAN
CONTRACTUAL OBLIGATIONS	TOTAL	1 YEAR	LESS THAN 3	LESS THAN 5	5 YEARS
Existing operating lease obligations (1)	$1,484	$594	$890	—	—
Future operating lease obligations (2)	9,625	868	3,076	3,259	2,422

Total	$11,109	$1,462	$3,966	$3,259	$2,422

(1)	Future minimum lease payments under our existing non-cancelable operating lease for our current office and laboratory space in Watertown, Massachusetts, as amended on July 3, 2013, that expires on November 30, 2016 with an average rent of approximately $51 per month.
(2)	Future minimum lease payments under a non-cancelable operating lease for our future office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $134 per month.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2014, we had cash and cash equivalents and held-to-maturity investments of $120.3 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended June 30, 2014, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a preclinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of June 30, 2014, we had an accumulated deficit of $108.0 million. Our net loss was $22.4 million for the six months ended June 30, 2014. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2014, we had $120.3 million in cash and cash equivalents and held-to-maturity investments, including $92.7 million of net proceeds, after deducting the underwriting commissions and discounts and the offering expenses, we received from the initial public offering of 6,900,000 shares of our common stock, which closed on February 4, 2014. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations through 2016. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangement with KHK, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. We are aware of multiple companies that are working in the field of RNAi therapeutics, including major pharmaceutical companies such as Novartis International AG, Takeda Pharmaceutical Company Limited and biopharmaceutical companies such as Alnylam Pharmaceuticals, Inc. (Alnylam), which in March 2014 acquired Sirna Therapeutics, Inc. from Merck & Co., Inc., Tekmira Pharmaceuticals Corporation (Tekmira), Arrowhead Research Corporation (Arrowhead), Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc. and Marina Biotech, Inc. In particular, Arrowhead holds a non-exclusive license to the same patent rights of City of Hope (COH) and Integrated Data Technologies, Inc. (IDT) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with our product candidates.

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

The investment of our cash and cash equivalents and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of June 30, 2014, we had $120.3 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the Securities and Exchange Commission and the Public Company Accounting Oversight Board. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in this Quarterly Report on Form 10-Q.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of August 1, 2014, our patent estate, including the patents and patent applications that we have licensed from COH included approximately 19 issued patents and approximately 70 pending patent applications for research and development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (AIA) enacted in 2011 involves significant changes in patent legislation. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The recent decision by the Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing nucleic acid products which contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

RNAi therapeutics is a relatively new scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. We have obtained grants and issuances of RNAi, RNAi therapeutic and DsiRNA patents and have licensed many of these patents from third parties on an exclusive or non-exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics and DsiRNA therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering: (1) certain aspects of the structure and uses of DsiRNAs, including their manufacture and use as therapeutics, and DsiRNA-related mechanisms, (2) chemical modifications to DsiRNAs that improve their suitability for therapeutic uses, (3) DsiRNAs directed to specific gene sequences and drug targets as treatments for particular diseases and (4) delivery technologies, such as in the field of lipid chemistry, lipid nanoparticles and lipid nanoparticle formulation.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need to apply to our DsiRNA therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for DsiRNA drugs we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be unable to market products or perform research and development or other activities covered by these patents.

We may be unable to protect our intellectual property rights throughout the world.

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

Because the RNAi intellectual property landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. There are numerous companies that have pending patent applications and issued patents broadly directed to RNAi generally and to RNAi delivery technologies. Our competitive position may suffer if patents issued to third parties or other third party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. For instance, we received a letter from Alnylam in March 2010, claiming that we require access to certain patent and patent applications owned or controlled by Alnylam and demanding that we cease and desist from alleged infringing activities unless and until we obtain a license from Alnylam for the necessary intellectual property. We have disputed Alnylam’s claims and engaged in several discussions with Alnylam. We have not received any further correspondence from Alnylam since 2010 regarding this claim. However, there can be no assurance that Alnylam, which in March 2014 acquired the RNAi-related intellectual property of Sirna Therapeutics, Inc. from Merck & Co., will not continue to pursue this or other claims against us. We are aware of issued patents, and there may be others of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our DsiRNA molecules. We are also aware of pending patent applications, and there may be others of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our DsiRNA molecules. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

For example, we are aware of a European patent, granted in 2006, and assigned to Alnylam (EP 1 352 061 B1) (EP ‘061 patent), that broadly covers various RNAi constructs, including potentially our DsiRNA molecules. The EP ‘061 patent has been validated and is currently in force in Austria, Germany, Ireland, Liechtenstein, Switzerland, and the United Kingdom. It has not yet been validated in any other European countries. Another third party, Sirna Therapeutics, Inc. (Sirna Therapeutics), formerly a wholly-owned subsidiary of Merck & Co., Inc., filed an opposition seeking to revoke the EP ‘061 patent as invalid. In August 2009, the Opposition Division of the European Patent Office (EPO) rejected the opposition and upheld all of the claims of the EP ‘061 patent as originally granted. That decision was appealed by Sirna Therapeutics to the Technical Board of Appeal of the EPO. In March 2014, Alnylam acquired Sirna Therapeutics from Merck & Co., Inc. and subsequently withdrew the appeal. It is therefore no longer possible to challenge this patent centrally in the EPO, though we could challenge this patent in the individual European countries where it has been validated. If the EP ‘061 patent remains in force in each validated European country, we could be prevented from commercializing our DsiRNA products in each of those countries and we could be sued for patent infringement in such countries. We are aware that others are pursuing patent applications directed to similar subject matter in the U.S. and other jurisdictions and reinstatement of a revoked European patent broadly covering various RNA constructs. If any one of these applications were ultimately to issue as patents or the revoked patent were reinstated with claims that cover our DsiRNA molecules, their methods of use or methods of delivery, we could be sued for patent infringement in each of those countries as well. If we were unsuccessful in defending ourselves in any of these actions, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders, in each case, in such countries. We believe that the expected expiration date of the EP ‘061 patent and any foreign counterparts that might issue is early 2022.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Act (JOBS Act). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through August 6, 2014, our stock had high and low closing sale prices in the range of $46.00 and $14.89 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q titled “Risk Factors” and the following:

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. We cannot predict the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

None of our outstanding shares are subject to lock-up agreements in connection with the initial public offering of our common stock. The sale of a significant number of our shares may cause the market price of our common stock to drop significantly.

Our executive officers as of the initial public offering of our common stock have entered into lock-up agreements with the underwriters for the initial public offering under which they have agreed, subject to specific exceptions, not to sell shares of our common stock or securities exchangeable or exercisable therefor owned by them for a period of 180 days after the date of the final prospectus for the offering. These restrictions expired on July 28, 2014. No other stockholders entered into lock-up agreements in connection with the initial public offering. As a result, none of our stockholders or securities holders remain subject to any lock-up agreements in connection with the initial public offering. As a result, all shares of our common stock, including shares of common stock issuable upon exercise of outstanding options and warrants, are available for sale in the public market except as limited by vesting and exercise requirements, our insider trading policy and volume limitations applicable to affiliates under Rule 144. The sale of a significant number of shares of our comment stock in the public market or the perception that such sale may occur could significantly reduce the market price of our common stock.

In addition, we filed a registration statement on Form S-8 on February 6, 2014 registering the issuance of a total of 4,369,672 shares of common stock subject to options or other equity awards issued or reserved for future issuance under our equity incentive plans. The shares registered under such registration statement are available for sale in the public market subject to option vesting and exercise requirements, our insider trading policy and volume limitations applicable to affiliates under Rule 144.

Moreover, the holders of a substantial number of shares of our common stock, including shares of common stock issuable upon exercise of outstanding warrants, have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. If such holders, by exercising their registration rights, cause a large number of securities to be registered and sold into the public market, these sales could reduce the market price for our common stock.

The employment agreements with our executive officers may require us to pay severance benefits to officers who are terminated in connection with a change of control of us, which could harm our financial condition.

Our executive officers are parties to employment agreements providing, in the event of a termination of employment in connection with a change of control of us, for cash payments of up to approximately $2.1 million for severance and other benefits and acceleration of vesting of up to all outstanding stock options. The accelerated vesting of options could result in dilution to our existing stockholders and reduce the market price of our common stock. The payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

As of August 6, 2014, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 81.6 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(a) Unregistered Sales of Equity Securities

During the six months ended June 30, 2014, we issued a total of 12,702 shares of common stock to Hercules Technology II, L.P. (Hercules) upon the cashless net exercise of certain warrants held by Hercules to purchase a total of 47,400 shares of our common stock at an exercise price of $25.00 per share. We deemed such issuance to be exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

During the six months ended June 30, 2014, a total of 153,953 shares of our common stock were issued in unregistered sales of securities upon exercise of stock options granted pursuant to our 2007 Employee, Director and Consultant Stock Plan, as amended, and 2010 Employee, Director and Consultant Equity Incentive Plan, as amended, for aggregate cash consideration of $526,519. The issuances of these shares of common stock were exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of shares of common stock in a transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

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

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six month period ended June 30, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

10.1(2)	2014 Performance Incentive Plan.++

10.2(2)	2014 Employee Stock Purchase Plan.++

10.3(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.4(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: August 7, 2014	By:	/s/ James E. Dentzer
James E. Dentzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

10.1(2)	2014 Performance Incentive Plan.++

10.2(2)	2014 Employee Stock Purchase Plan.++

10.3(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.4(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
**	Exhibit 101 is being furnished and, in accordance with Rule 406T of Regulation S-T, shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act.