Form 10-Q
period 2014-09-30
Dicerna Pharmaceuticals Inc
filed 2014-11-06
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 5, 2014, there were 17,773,287 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,815	$46,595
Held-to-maturity investments	61,075	—
Prepaid expenses and other current assets	856	2,058

Total current assets	93,746	48,653
NONCURRENT ASSETS:
Held-to-maturity investments	19,014	—
Property and equipment—net	1,892	877
Assets held in restriction	1,380	264

Total noncurrent assets	22,286	1,141

TOTAL ASSETS	$116,032	$49,794

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,215	$1,700
Accrued expenses and other current liabilities	3,812	1,286
Current portion of long-term debt	—	4,587
Deferred rent	79	105

Total current liabilities	5,106	7,678
NONCURRENT LIABILITIES:
Security deposit	106	—
Long-term debt—net of current portion	—	260
Preferred stock warrant liability	—	529

Total noncurrent liabilities	106	789

TOTAL LIABILITIES	5,212	8,467

REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.0001 PAR VALUE—NO SHARES AND 11,070,000 SHARES AUTHORIZED AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013, RESPECTIVELY; NO SHARES AND 10,589,434 SHARES ISSUED AND OUTSTANDING AT SEPTEMBER 30, 2014 AND DECEMBER 31, 2013, RESPECTIVELY:

Series A—880,000 shares designated, 855,996 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $21,400 at December 31, 2013)	—	21,400
Series B—1,190,000 shares designated, 1,162,021 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $29,050 at December 31, 2013)	—	29,050
Series C—9,000,000 shares designated, 8,571,417 shares issued and outstanding at December 31, 2013 (aggregate liquidation preference of $60,000 at December 31, 2013)	—	59,796
STOCKHOLDERS’ EQUITY/(DEFICIT):
Preferred stock, $0.0001 par value—5,000,000 shares and no shares authorized at September 30, 2014 and December 31, 2013, respectively; no shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value—150,000,000 shares and 15,000,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 17,773,287 shares and 38,226 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	1
Additional paid-in capital	229,632	16,545
Accumulated deficit	(118,814)	(85,465)

Total stockholders’ equity/(deficit)	110,820	(68,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$116,032	$49,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$7,489	$2,430	$19,546	$7,364
General and administrative	3,725	1,302	10,938	3,577

Total operating expenses	11,214	3,732	30,484	10,941

Loss from operations	(11,214)	(3,732)	(30,484)	(10,941)

Other income (expense):
Preferred stock warrant remeasurement	—	96	(2,559)	219
Loss on extinguishment of debt	—	(318)	(143)	(318)
Interest income	21	1	36	1
Interest expense	—	(241)	(199)	(760)

Total other income (expense)	21	(462)	(2,865)	(858)

Net loss	$(11,193)	$(4,194)	$(33,349)	$(11,799)
Less: Accretion and dividends on redeemable convertible preferred stock	—	346	204	2,379

Net loss attributable to common stockholders	(11,193)	(4,540)	(33,553)	(14,178)
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(161.55)	$(2.17)	$(505.45)
Weighted average common shares outstanding—basic and diluted	17,706,645	28,103	15,438,699	28,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,349)	$(11,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	559
Stock-based compensation	6,224	153
Loss on extinguishment of debt	143	318
Increase (decrease) in fair value of preferred stock warrant liability	2,559	(219)
Changes in operating assets and liabilities:
Research and license receivable	—	5,018
Prepaid expenses and other current assets	(592)	97
Accounts payable	(119)	359
Accrued expenses and other current liabilities	2,196	248
Security deposit	106	—
Deferred rent	(26)	(49)

Net cash used in operating activities	(22,439)	(5,315)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in assets held in restriction	(1,116)	—
Purchases of property and equipment	(1,010)	(192)
Maturities of held-to-maturity investments	2,495	—
Purchases of held-to-maturity investments	(82,611)	—

Net cash used in investing activities	(82,242)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercised stock options	779	11
Net proceeds from initial public offering	94,148	—
Repurchase of restricted common stock	—	(5)
Payments of deferred issuance costs	—	(173)
Proceeds from issuance of redeemable convertible preferred stock	—	57,000
Redeemable convertible preferred stock issuance costs	—	(220)
Proceeds from bridge loan financing	—	3,000
Repayments of long-term debt principal	(5,026)	(3,064)

Net cash provided by financing activities	89,901	56,549

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,780)	51,042
CASH AND CASH EQUIVALENTS—Beginning of period	46,595	3,670

CASH AND CASH EQUIVALENTS—End of period	$31,815	$54,712

NONCASH FINANCING ACTIVITIES:
Warrant conversion to common stock	$3,088	$—

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

In February 2014, the Company completed the sale of 6,900,000 shares of common stock in an initial public offering of its common stock (the IPO) at a price to the public of $15.00 per share, resulting in proceeds to the Company of $92,749 after deducting underwriting discounts and commissions of approximately $7,245 and offering expenses paid by the Company of approximately $3,506. In connection with the close of the IPO, all of the outstanding shares of Series A mandatorily redeemable, convertible preferred stock (Series A preferred stock), Series B mandatorily redeemable, convertible preferred stock (Series B preferred stock) and Series C mandatorily redeemable, convertible preferred stock (Series C preferred stock) were converted into shares of common stock on a one-for-one basis immediately prior to the closing of the IPO. Following these transactions, the Company had a total of 17,773,287 shares of common stock issued and outstanding as of September 30, 2014. The significant increase in the shares outstanding in 2014 is expected to impact the year over year comparability of the Company’s net loss per share calculations for the full year.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2014 and results of operations and cash flows for the interim periods ended September 30, 2014 and 2013. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The results of the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

Summary of Significant Accounting Policies—There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K, other than the held-to-maturity investments policy noted below.

Held-to-Maturity Investments

The Company accounts for its investments in marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. At September 30, 2014, all of the Company’s investments are classified as held-to-maturity.

2. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(11,193)	$(4,194)	$(33,349)	$(11,799)
Accretion and dividends on redeemable convertible preferred stock	—	346	204	2,379

Net loss attributable to common stockholders—basic and diluted	$(11,193)	$(4,540)	$(33,553)	$(14,178)

Weighted-average number of common shares—basic and diluted	17,706,645	28,103	15,438,699	28,050
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(161.55)	$(2.17)	$(505.45)

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common stock outstanding, because such securities had an anti-dilutive impact since the Company has a net loss attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Options to purchase common stock	3,323,387	116,225	2,560,239	55,981
Warrants to purchase common stock	87,901	2,198	78,302	2,198
Warrants to purchase redeemable convertible preferred stock	—	133,103	17,064	77,537
Redeemable convertible preferred stock	—	7,794,415	1,357,621	3,964,647
Unvested restricted common stock	104,485	—	94,275	10

Unvested Restricted common Stock

At September 30, 2014, the Company had 104,167 shares of unvested restricted common stock outstanding. The unvested restricted common stock resulted from the early exercise of stock options and issuance of restricted stock units during the nine-month period ended September 30, 2014.

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

The following tables provide information relating to held-to-maturity investments at September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$80,089	$14	$(6)	$80,097

Total held-to-maturity investments	$80,089	$14	$(6)	$80,097

The amortized cost and fair value of held-to-maturity investments by contractual maturities at September 30, 2014, are as follows (in thousands):

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$61,075	$61,078
Maturing after one year through two years	19,014	19,019

Total	$80,089	$80,097

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

The estimated fair value of the outstanding Hercules warrants at December 31, 2013 was $94. On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of common stock. There were no Series A and Series B warrants outstanding at September 30, 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $0 and $(671) the three and nine month periods ended September 30, 2014, respectively, compared to $91 and $214 for the comparable periods in 2013.

5. Stock-Based Compensation

Stock options granted to employees and nonemployees

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the consulting services are rendered, generally on a straight-line basis. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense is subject to re-measurement until the stock options vest.

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to nonemployees with an initial fair value of $337. During the nine month period ended September 30, 2014, the services of certain nonemployees were terminated, resulting in accelerated vesting of their remaining unvested stock options. Based on the terms of the nonemployee stock option agreements the Company recorded nonemployee stock-based compensation expense of $117 and $1,777 for the three and nine month periods ended September 30, 2014. The assumptions used to estimate fair value were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Stock price	$12.73 – 15.02	$12.73 – 41.12
Expected option term (in years)	5.73 – 5.98	0.25 – 6.86
Expected volatility	63% – 65%	56% – 65%
Risk-free interest rate	1.75% – 1.92%	0.08 – 2.29%
Expected dividend yield	0.00%	0.00%

As of September 30, 2014, there were 56,719 unvested stock options held by nonemployees.

During the three-month period ended September 30, 2014, the Company issued stock options to purchase 240,500 shares of common stock to employees with an initial fair value of $2,304. The assumptions used to estimate fair value were as follows:

Three Months Ended
September 30, 2014
Stock price	$13.32 – 19.83
Expected option term (in years)	6.25
Expected volatility	65%
Risk-free interest rate	1.79% – 2.02%
Expected dividend yield	0.00%

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

The adjustment to the Series C preferred stock warrant liability was recorded in other income (expense) and amounted to $0 and $(1,888) for the three and nine months ended September 30, 2014, respectively, compared to $5 and $5 for the three and nine month periods ended September 30, 2013.

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

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2014 and December 31, 2013, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2014. The fair value of these instruments is $80,097, and the amortized cost basis is $80,089.

The carrying value of other current assets, accounts payable, and accrued expenses approximate fair value, due to the short maturity of these instruments. The Company’s long-term debt bore an interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for these instruments also approximated their fair value and the financial measurements were also classified within Level 2 of the fair value hierarchy. There was no debt outstanding as of September 30, 2014.

The fair value of the preferred stock warrant liability was determined using the Black-Scholes option-pricing model for the year ended December 31, 2013 and until the conversion date of February 4, 2014. After the closing of the IPO, the remaining preferred stock warrant liability was no longer subject to re-measurement as the warrants to purchase the Company’s preferred stock became warrants to purchase shares of our common stock. As of the IPO closing date, the fair value of the preferred stock warrants was based significantly on the fair value of our publicly traded common stock and other observable inputs and was reclassified to Level 2. There were no preferred stock warrants outstanding as of September 30, 2014.

The following table provides a roll-forward of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

BALANCE—January 1, 2014	$529
Change in fair value of warrant liability	2,559
Transfers to Level 2	(3,088)

BALANCE—September 30, 2014	$—

BALANCE—January 1, 2013	$321
Issuance of preferred stock warrants	324
Change in fair value of warrant liability	(219)

BALANCE—September 30, 2013	$436

BALANCE—July 1, 2013	$532
Issuance of preferred stock warrants	—
Change in fair value of warrant liability	(96)

BALANCE—September 30, 2013	$436

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

The Company is required to reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5,000 to $10,000 upon the achievement of certain milestones, and royalties on future sales, if any. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company did not record any research and development expense, related to the agreement with the Medical Center during the three and nine month periods ended September 30, 2014 and 2013, respectively.

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

Facility Lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9,600 over a six-year lease term. The lease commences on the later to occur of (i) December 1, 2014 or (ii) the date on which the landlord’s work is substantially complete. As part of the lease agreement, the Company established a $1,100 letter of credit, secured by a certificate of deposit which is included in assets held in restriction at September 30, 2014.

Under the current lease agreements the five year future minimum payments payable are approximately as follows:

PERIOD ENDING September 30	OPERATING LEASES
2014	$271
2015	2,101
2016	2,124
2017	1,582
2018	1,629
2019 and beyond	3,259

Total(1)	$10,966

(1)	Of the $10,966 future minimum payments payable noted above, $1,340 is associated with an offsetting sublease. The yearly total for 2014, 2015 and 2016 are as follows; $147, $609, and $584 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through the initial public offering of our common stock, previous private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees and preclinical payments under our research collaboration and license agreement with KHK and from a government grant. In addition, we have borrowed under a secured term loan from Hercules (Hercules loan) to fund our operations. More particularly, since our inception and through September 30, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million of net proceeds was from the initial public offering of our common stock as described below, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from a bridge loan financing that closed in June 2013 (2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of September 30, 2014, our cash and cash equivalents and held-to-maturity investments were $111.9 million and we also had $1.4 million in assets held in restriction. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million.

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

Since our inception, we have incurred significant operating losses. Our net loss was $33.3 million and $11.8 million for the nine months ended September 30, 2014 and 2013, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. No revenue was recognized for the three and nine months ended September 30, 2014 or 2013. Our revenue to date has been generated through our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. As of September 30, 2014, we had an accumulated deficit of $118.8 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. We received no additional payments from KHK under the research collaboration and license agreement during the three and nine month periods ended September 30, 2014.

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

Pursuant to the terms of the license agreement, we paid COH a one-time, non-refundable license fee and issued shares of our common stock to COH and a co-inventor of the core DsiRNA patent. COH is entitled to receive milestone payments in an aggregate amount within the range of $5.0 million to $10.0 million upon achievement of certain clinical and regulatory milestones. COH is further entitled to receive royalties at a low single-digit percentage of any net sale revenue of the licensed products sold by us and our sublicensees. If we sublicense the licensed patent rights to a third party, COH has the right to receive a double digit percentage of sublicense income, the percentage of which decreases after we have expended $12.5 million in development and commercialization costs. We are also obligated to pay COH an annual license maintenance fee, which may be credited against any royalties due to COH in the same year, and reimburse COH for expenses associated with the prosecution and maintenance of the license patent rights. The license agreement will remain in effect until the expiration of the last to expire of the patents or copyrights licensed under the agreement. We have not included our obligations to make future milestone payments on our balance sheet because the achievement and timing of the related milestones is not probable and estimable.

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

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three or nine month periods ended September 30, 2014 or 2013.

We did not have revenue for the three or nine month periods ended September 30, 2014 or 2013.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including discovery and development of our DsiRNA molecules and drug delivery technologies and our research activities under our research collaboration and license agreement with KHK. Our research and development expenses include:

•	direct research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations and consultants;

•	platform-related lab expenses, including lab supplies, license fees, consultants and our scientific advisory board;

•	employee-related expenses, including salaries, benefits and stock-based compensation expense; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

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

Held-to-Maturity Investments

We account for our investment in marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. We determine the appropriate classification of investments at the time of purchase and re-evaluate such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. At September 30, 2014, all of our investments are classified as held-to-maturity.

Recent Accounting Pronouncements

There are no recent accounting standards that would impact our results reported in the unaudited condensed consolidated interim financial statements included in this report.

Comparison of Three and Nine Month Periods Ended September 30, 2014 and 2013

The following table summarizes the results of our operations for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		Increase (Decrease)	NINE MONTHS ENDED SEPTEMBER 30,		Increase (Decrease)
	2014	2013		2014	2013

Revenue:	$—	$—	$—	$—	$—	$—
Operating expenses:
Research and development	7,489	2,430	5,059	19,546	7,364	12,182
General and administrative	3,725	1,302	2,423	10,938	3,577	7,361

Total operating expenses	11,214	3,732	7,482	30,484	10,941	19,543

Loss from operations	(11,214)	(3,732)	(7,482)	(30,484)	(10,941)	(19,543)
Other income (expense)	21	(462)	483	(2,865)	(858)	(2,007)

Net loss	$(11,193)	$(4,194)	$(6,999)	$(33,349)	$(11,799)	$(21,550)

Revenue

We did not recognize any revenue for the three or nine month periods ended September 30, 2014 or 2013. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		Increase (Decrease)	NINE MONTHS ENDED SEPTEMBER 30,		Increase (Decrease)
	2014	2013		2014	2013
Direct research and development expenses	$2,652	$683	$1,969	$5,400	$2,837	$2,563
Platform-related expenses	2,571	841	1,730	8,132	1,807	6,325
Employee-related expenses	2,079	656	1,423	5,548	1,942	3,606
Facilities, depreciation and other expenses	187	250	(63)	466	778	(312)

Total	$7,489	$2,430	$5,059	$19,546	$7,364	$12,182

Research and development expenses were $7.5 million and $19.5 million for the three and nine month periods ended September 30, 2014, respectively, compared to $2.4 million and $7.4 million for the three and nine month periods ended September 30, 2013, respectively. For the three and nine month periods ended September 30, 2014, direct research and development expenses increased by $2.0 million and $2.6 million compared to the same period in the prior year as a result of the initiation of the clinical trial related to DCR-MYC and an increase in research activities related to DCR-PH1. For the three and nine month periods ended September 30, 2014, platform-related expenses increased by $1.7 million and $6.3 million, respectively compared to the same period in the prior year primarily due to increased expenses related to discovery and early development of future programs, along with non-employee stock-based compensation of $0.1 million and $1.7 million. Employee-related expenses increased by $1.4 million and $3.6 million for the three and nine month periods ended September 30, 2014, respectively compared to the same period in the prior year primarily due to additional hiring during the period, along with stock-based compensation of $0.6 million and $1.6 million. Facilities, depreciation and other expenses have decreased by $0.1 million and $0.3 million for the three and nine month periods ended September 30, 2014 due to reduction in occupancy costs. We expect our research and development expenses to increase for the full year 2014 as we continue spending on our development programs and clinical trial.

General and administrative expenses

General and administrative expenses were $3.7 million and $10.9 million for the three and nine month periods ended September 30, 2014, respectively, compared to $1.3 million and $3.6 million for the comparable prior year periods. Employee related expenses were $1.3 million and $4.3 million for the three and nine month periods ended September 30, 2014, respectively compared to $0.4 million and $1.3 million for the comparable periods in 2013. The increase in these costs related to stock based compensation and an increase in head count. Professional fees were $1.3 million and $3.9 million for the three and nine month periods ended September 30, 2014, respectively compared to $0.4 million and $1.3 million in the comparable period in 2013. Other expense was $1.1 million and $2.7 million for the three and nine month periods ended September 30, 2014, compared to $0.5 million and $1.0 million in the comparable period in 2013. These increases were primarily due to the transition and increased costs associated with operating as a public company. We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Other expense

Other expense was $0 and $2.9 million for the three and nine month periods ended September 30, 2014, respectively, compared to $0.5 million and $0.9 million for the three and nine month periods ended September 30, 2013, respectively. On a year-to-date basis, the increase of $2.0 million was primarily due to an increase in expense related to the re-measurement of the preferred stock warrant liability of $2.8 million, which was partially offset by a decrease in interest expense and other expenses of $0.8 million. The decrease in interest expense was due to the Hercules loan being repaid in full in April 2014.

Liquidity and Capital Resources

Since our inception and through September 30, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of September 30, 2014, we had cash and cash equivalents and held-to-maturity investments of $111.9 million and $1.4 million in assets held in restriction.

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

In June 2011, we entered into an amendment to our original loan and security agreement with Hercules, pursuant to which we were entitled to borrow a term loan in the principal amount of up to $12.0 million with a floating interest rate equal to the greater of (1) 10.15 percent or (2) the sum of 10.15 percent plus the prime rate published on The Wall Street Journal minus 5.75 percent, not to exceed 12.75 percent per annum, which interest was computed daily based on the actual number of days elapsed. On April 7, 2014, we repaid the remaining amount of the Hercules loan in full for a total payment of $3.6 million. We granted Hercules a security interest in certain of our assets. In connection with the loan and security agreement, as amended, we issued to Hercules warrants to purchase 21,000 shares of Series A preferred stock and 26,400 shares of Series B preferred stock, respectively, each at an exercise price of

$25.00 per share. The warrants became exercisable to purchase our common stock immediately prior to the closing of our initial public offering. On February 11, 2014, Hercules net exercised these warrants in exchange for a total of 12,702 shares of our common stock. On April 7, 2014, the Company repaid the remaining amount of the Hercules loan.

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

Cash flows

As of September 30, 2014, we had $111.9 million in cash and cash equivalents and held-to-maturity investments and $1.4 million in assets held in restriction.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	Difference
Net cash used in operating activities	$(22,439)	$(5,315)	$(17,124)
Net cash used in investing activities	(82,242)	(192)	(82,050)
Net cash provided by financing activities	89,901	56,549	33,352

(Decrease)/increase in cash and cash equivalents	$(14,780)	$51,042	$(65,822)

Operating activities

Net cash used in operating activities for the nine month periods ended September 30, 2014 and 2013 was $22.4 million and $5.3 million, respectively. The increase in cash used in operating activities of $17.1 million was due primarily to an increase in our net loss of $21.6 million, partially offset by non-cash items and changes in working capital totaling $4.4 million, including a payment of $5.0 million received in 2013 under a license agreement related to an option exercise fee and preclinical payments earned in December 2012.

Investing activities

Net cash used in investing activities for the nine month periods ended September 30, 2014 and 2013 was $82.2 million and $0.2, respectively. Net cash used in investing activities for the periods presented relates to net purchases of held-to-maturity investments, purchases of property and equipment, primarily laboratory equipment, and an increase in assets held in restriction.

Financing activities

Net cash provided by financing activities for the nine month periods ended September 30, 2014 and 2013 was $89.9 million and $56.5 million, respectively. In 2014, net proceeds from our initial public offering was $94.1 million and proceeds from other issuance of common stock was $0.8 million, partially offset by the repayment of and principal payments related to the Hercules loan for $5.0 million. In 2013, we had net proceeds of $56.6 million from the issuance of redeemable convertible preferred stock and net proceeds of $3.0 million from a bridge loan financing, which were offset by $3.0 million of repayments on long-term debt.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We believe that our cash and cash equivalents as of September 30, 2014 excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements through 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of September 30, 2014 (in thousands).

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$10,966	$1,841	$3,837	$3,284	$2,004

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our current office and laboratory space in Watertown, Massachusetts, as amended on July 3, 2013, that expires on November 30, 2016 with an average rent of approximately $51 per month, and lease payments under a non-cancelable operating lease for our future office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $134 per month.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2014, we had cash and cash equivalents and held-to-maturity investments of $111.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended September 30, 2014, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be involved in lawsuits, arbitrations, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters, which arise in the ordinary course of business. We make provisions for liabilities when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Such provisions are reviewed at least quarterly and adjusted to reflect the impact of settlement negotiations, judicial and administrative rulings, advice of legal counsel, and other information and events pertaining to a particular case. Litigation is inherently unpredictable. If any unfavorable ruling were to occur in any specific period, it could have a material adverse impact on the results of our operations of that period and on our cash flows and liquidity.

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

Risks Related to Our Business

We are a clinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of September 30, 2014, we had an accumulated deficit of $118.9 million. Our net loss was $33.3 million for the nine months ended September 30, 2014. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of September 30, 2014, we had $111.9 million in cash and cash equivalents and held-to-maturity investments, including $92.7 million of net proceeds, after deducting the underwriting commissions and discounts and the offering expenses, we received from the initial public offering of 6,900,000 shares of our common stock, which closed on February 4, 2014. Based on our current operating plan, we believe that our available cash, cash equivalents and short-term investments will be sufficient to fund our anticipated level of operations through 2016. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There are also competitors to our proprietary product candidates currently in development, some of which may become commercially available before our product candidates. For example, Alnylam announced in the third quarter of 2014 a new RNAi-based program for treatment of PH1. Oxthera also has a competing approach to PH1 treatment, currently in Phase 2 clinical trials, that is not RNAi-based. The drug candidates of either Alnylam or OxThera may become commercially available before or perform more effectively than DCR- PH1, our investigational treatment for PH1.

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

Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities in Watertown that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Watertown facilities comply with the relevant guidelines of Watertown, the Commonwealth of Massachusetts and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

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

As of September 30, 2014, we had $111.9 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of November 1, 2014, our patent estate, including the patents and patent applications that we have licensed from COH included approximately 21 issued patents and approximately 71 pending patent applications for research and development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Because the RNAi intellectual property landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. There are numerous companies that have pending patent applications and issued patents broadly directed to RNAi generally and to RNAi delivery technologies. Our competitive position may suffer if patents issued to third parties or other third party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. For instance, we received a letter from Alnylam in March 2010, claiming that we require access to certain patent and patent applications owned or controlled by Alnylam and demanding that we cease and desist from alleged infringing activities unless and until we obtain a license from Alnylam for the necessary intellectual property. We have disputed Alnylam’s claims and engaged in several discussions with Alnylam. We have not received any further correspondence from Alnylam since 2010 regarding this claim. However, there can be no assurance that Alnylam will not continue to pursue this or other claims against us. We are aware of issued patents, and there may be others of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our DsiRNA molecules. For example, Alnylam recently received US Patent No. 8,853,384 which claims molecules of a length of between 19-52 bases that are capable of target-specific RNA interference. We are also aware of pending patent applications, and there may be others of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our DsiRNA molecules. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

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

The Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act (ACA) contains provisions that affect companies in the pharmaceutical industry and other healthcare related industries by imposing additional costs and changes to business practices. Provisions affecting pharmaceutical companies include the following.

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

The full effects of the U.S. healthcare reform legislation cannot be known until the new law is fully implemented through regulations or guidance issued by the Centers for Medicare & Medicaid Services and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The new legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the U.S.

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

The full effects of the U.S. healthcare reform legislation cannot be known until the new law is fully implemented through regulations or guidance issued by the Centers for Medicare & Medicaid Services and other federal and state healthcare agencies. The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including but not limited to, the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the new system of rebates, discounts and fees. The new legislation may also have a positive impact on our future net sales, if any, by increasing the aggregate number of persons with healthcare coverage in the U.S.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through November 5, 2014, our stock had high and low closing sale prices in the range of $46.00 and $8.59 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section of this Quarterly Report on Form 10-Q titled “Risk Factors” and the following:

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

As of November 5, 2014, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 81.8 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

(a) Unregistered Sales of Equity Securities

During the nine months ended September 30, 2014, we issued a total of 12,702 shares of common stock to Hercules Technology II, L.P. (Hercules) upon the cashless net exercise of certain warrants held by Hercules to purchase a total of 47,400 shares of our common stock at an exercise price of $25.00 per share. We deemed such issuance to be exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

During the nine months ended September 30, 2014, a total of 153,953 shares of our common stock were issued in unregistered sales of securities upon exercise of stock options granted pursuant to our 2007 Employee, Director and Consultant Stock Plan, as amended, and 2010 Employee, Director and Consultant Equity Incentive Plan, as amended, for aggregate cash consideration of $526,519. The issuances of these shares of common stock were exempt from registration under the Securities Act in reliance on Rule 701 of the Securities Act as offers and sales of securities under compensatory benefit plans and contracts relating to compensation in compliance with Rule 701. Each of the recipients of shares of common stock in a transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

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

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine month period ended September 30, 2014.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

10.1(2)	2014 Performance Incentive Plan.++

10.2(2)	2014 Employee Stock Purchase Plan.++

10.3(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.4(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

10.5(3)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: November 6, 2014	By:	/s/ James E. Dentzer
James E. Dentzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

10.1(2)	2014 Performance Incentive Plan.++

10.2(2)	2014 Employee Stock Purchase Plan.++

10.3(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.4(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

10.5(3)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.