Form 10-K
period 2014-12-31
Dicerna Pharmaceuticals Inc
filed 2015-03-12
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission File Number: 001-36281

DICERNA PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5993609
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

87 Cambridgepark Drive Cambridge, MA 02140

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Based on the closing price of the registrant’s Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares (based on a closing price of $22.57 per share) held by non-affiliates was approximately $118.8 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2015, there were 17,820,985 shares of common stock outstanding.

DICERNA PHARMACEUTICALS, INC.

2014 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug (IND) application, New Drug Application (NDA) and other regulatory submissions;

•	our ability to identify and develop product candidates for treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved products candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain additional funds for our operations;

•	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our dependence on our existing collaborator, Kyowa Hakko Kirin Co., Ltd. (KHK), for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under our research collaboration and license agreement with KHK or arrangement with any future collaborator;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

We are an RNA interference-based biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver and for cancers that are genetically defined. We are using our RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. In both rare diseases and oncology, we are pursuing targets that have historically been difficult to inhibit using conventional approaches, but where we believe connections between targets and diseases are well understood and documented. We aim to discover, develop and commercialize these novel therapeutics either on our own or in collaboration with pharmaceutical partners. In indications such as rare diseases in which a small sales force will suffice, we seek to retain substantially all commercial rights in key markets. In oncology and other more prevalent disease areas, we may partner our products while seeking to retain significant portions of the commercial rights. We have partnered two of our oncology development programs with the global pharmaceutical company Kyowa Hakko Kirin Co., Ltd. (KHK). We are eligible to receive royalties on worldwide net sales for these product candidates. In addition, we have an option to co-promote, in the U.S., a therapeutic targeting the KRAS gene for an equal share of the profits from U.S. net sales.

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our RNAi platform and maximize value for our company. Our current development programs are as follows.

•	DCR-PH1 for Primary Hyperoxaluria Type 1 (PH1). We are developing DCR-PH1 for the treatment of PH1 by targeting the gene encoding the liver enzyme glycolate oxidase. PH1 is known to afflict an estimated one to three people per million of population, and may afflict as many as six to eight people per million of population, and causes severe renal disease and early mortality. In pre-clinical studies, we have shown that, by using our RNAi technology to inactivate the gene encoding glycolate oxidase, we can significantly reduce oxalate levels, the key pathology of PH1. We intend to begin clinical trials for DCR-PH1 in mid to late 2015. We expect to announce initial proof-of-concept clinical data in late 2015.

•	Other rare inherited diseases involving the liver. We are investigating a number of other rare diseases involving genes expressed in the liver. We have selected these diseases and disease target genes based on criteria that include having a strong therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, high unmet medical need, favorable competitive positioning, and a rapid projected path to approval.

•	DCR-MYC for MYC-related cancers. We are developing DCR-MYC for the treatment of various cancers by targeting the MYC gene. Multiple lines of genetic evidence implicate MYC in the initiation and progression of tumors, including natural variations in the MYC gene that predispose to certain types of cancer, and frequent genetic amplification and overexpression of MYC within tumors. In preclinical studies, inhibition of the MYC gene with DCR-MYC has shown strong anti-tumor effects in animal models of human cancers. In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. In fourth quarter of 2014, we initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced hepatocellular carcinoma (HCC). We expect to announce initial proof-of-concept data from the first Phase 1 study in mid to late 2015.

•

Two product candidates in collaboration with KHK, including one for KRAS-related cancers. We are developing, in collaboration with KHK, a therapeutic targeting the KRAS oncogene, a gene that is frequently mutated in numerous cancers, including non-small cell lung cancer, colorectal cancer and pancreatic cancer. Such mutations are associated with aggressive disease and resistance to current therapies. We are also developing, with KHK, a therapeutic targeting a second cancer-related gene, which we are not identifying at this time. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials.

Our drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the messenger RNA (mRNA) of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. Our approach is to design proprietary double-stranded RNA molecules that engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. We refer to these proprietary molecules generally as Dicer substrate short interfering RNAs (DsiRNAs), or as DsiRNA or DsiRNA-EX molecules, depending on the specific structure.

RNAi therapeutics represent a novel advance in drug development. Historically, the pharmaceutical industry has developed small molecules or antibodies to inhibit the activity of disease-causing proteins. This approach is effective for many diseases; nevertheless, many proteins cannot be inhibited by either small molecules or antibodies. Some proteins lack the binding pockets small molecules require for interaction. Other proteins are solely intracellular and therefore inaccessible to antibody-based therapeutics which are limited to cell surface and extracellular proteins.

The novel advantage of RNAi is that instead of targeting proteins, RNAi goes upstream to silence the genes themselves. In 2006, the Nobel Prize was awarded for the discovery of RNAi. That same year we incorporated with the goal of developing RNAi-based therapeutics for previously “undruggable” disease target genes. Rather than seeking to inhibit a protein directly, the better approach may be to prevent its creation in the first place.

We believe our approach to RNAi drug development provides the following qualities and advantages compared to other methods of inducing RNAi.

•	We initiate RNAi through the Dicer enzyme. DsiRNA and DsiRNA-EX molecules are structured to be processed by the enzyme Dicer, the initiation point for RNAi in the human cell cytoplasm. Unlike earlier generation RNAi molecules, which mimic the output product of Dicer processing, DsiRNA and DsiRNA-EX molecules enter the RNAi pathway prior to Dicer processing. This can result in preferential use of the correct strand of a double-stranded RNA molecule, and therefore increase the efficacy of the RNAi mechanism. We believe this benefit increases the potency of our DsiRNA and DsiRNA-EX molecules compared to other RNAi-inducing molecules. In addition, due to processing by the Dicer enzyme, our DsiRNA and DsiRNA-EX molecules have multiple sites for chemical modification and conjugation compared to earlier RNAi technologies. At these sites we can use modifications that enhance the drug-like properties on our molecules. Specifically, we can employ modifications that enhance the pharmacokinetic profile and/or suppress immunostimulatory activity.

•	Our DsiRNA-EX Conjugates enable subcutaneous delivery to the liver. We have developed a proprietary subcutaneous conjugate-based delivery technology for our DsiRNA-EX molecules that enables delivery to hepatocytes in the liver. This technology involves conjugation of a hepatocyte-targeting ligand to the extended portion of our DsiRNA-EX molecules, and we term the entire construct a DsiRNA-EX Conjugate. This technology is well-suited to our focus on rare inherited diseases involving the liver and can generally be applied to disease target genes and viral pathogens in the liver. We intend to use DsiRNA-EX Conjugates in all future programs involving targets in the liver.

•

Our EnCore lipid nanoparticle technology enables delivery to solid tumors. We have developed our proprietary EnCore lipid nanoparticle (LNP) technology for delivery of DsiRNA and DsiRNA-EX molecules to tumors. The EnCore system is engineered to accumulate in tumors and mediate delivery of DsiRNA and DsiRNA-EX molecules into tumor cells. We have extensive pre-clinical data, in multiple animal models of human tumors, of effective RNAi delivery mediated by the EnCore system.

We utilize this delivery system in our DCR-MYC program and intend to utilize it for future programs in oncology.

We believe we have a robust patent portfolio covering our proprietary RNAi platform. As of February 1, 2015, our patent estate included over 20 issued patents and over 70 pending patent applications covering our DsiRNA and DsiRNA-EX payload technologies and our lipid nanoparticle and conjugate delivery technologies.

Our executive management team has extensive experience in the biopharmaceutical industry. In addition, various members of our management team and our board of directors have contributed to the progress of the RNAi field through their substantial involvement in companies such as Alnylam Pharmaceuticals Inc. (Alnylam), Genta Inc., Genzyme Inc., GlaxoSmithKline plc, Pfizer Inc., Sirna Therapeutics Inc. and other companies. Our co-founder and chief executive officer, Douglas M. Fambrough III, Ph.D., was a lead venture capital investor and board member of Sirna Therapeutics, an early RNAi company acquired by Merck & Co., Inc. in 2006 for $1.1 billion. He played a pivotal role in the restructuring of Ribozyme Pharmaceuticals into Sirna Therapeutics, the management of the company as a member of its Board of Directors, and the execution of its 2006 acquisition by Merck & Co., Inc.

Strategy

We are committed to delivering transformative RNAi-based therapies to patients with rare inherited diseases involving the liver and for cancers that are genetically defined. The key elements of our strategy are as follows.

•	Validate our product candidates and our platform in clinical proof-of-concept studies. In 2014, we initiated a Phase 1 study of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma. In the fourth quarter of 2014, we initiated a Phase 1b/2 study of DCR-MYC in patients with advanced HCC. In the second half of 2015, we plan to initiate a Phase 1 study of DCR-PH1 in patients with Primary Hyperoxaluria Type 1 (PH1). We expect to announce initial proof-of-concept clinical data for DCR-MYC in mid to late 2015 and DCR-PH1 in late 2015. Based on precedents in the RNAi field, we are optimistic that our preclinical data showing the significant knockdown of target mRNA activity may translate into clinical results.

•	Create new programs in indication areas with high unmet medical need. We intend to continue to use our proprietary RNAi technology platform to create new, high value pharmaceutical programs. Our primary focus will remain: (1) rare inherited diseases involving the liver; and (2) genetically-defined oncogene targets in oncology.

•	Continue to develop product candidates for rare diseases and oncology while retaining meaningful commercial rights. We seek to maintain significant commercial rights to our key development programs. In rare disease areas, such as PH1, we seek to retain full commercial rights in key markets. In oncology, we seek to partner our product candidates while retaining meaningful commercial rights. For example, in our collaboration with KHK, we have an option to co-promote the product candidate targeting KRAS in the U.S. if it is approved for an equal share of profits from U.S. net sales.

•	Enter into additional partnerships with pharmaceutical companies either on our RNAi technology platform or specific indications or therapeutic areas. We may choose to establish partnerships with pharmaceutical companies across multiple programs or indication areas depending on the attractiveness of the opportunities. These partnerships may provide us with further validation of our technology platform, funding to advance our proprietary product candidates, and/or access to development, manufacturing and commercial capabilities.

•	Continue to invest in our RNAi technology platform. We will continue to invest in expanding and improving our DsiRNA and DsiRNA-EX RNAi payload technologies and our conjugate and LNP delivery technologies. Building on what we believe are significant advantages in potency and delivery, we seek to develop product candidates that will have a profound impact on the lives of patients.

Our RNAi Technology Platform

All of our drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. The RNAi process is triggered by double-stranded RNA molecules containing sequences that are complementary to the sequence of the targeted gene. Our novel and highly potent approach is based on double-stranded RNAs that are aimed to serve as optimal substrates for the RNAi initiating enzyme Dicer, and thus our proprietary RNAi molecules are known as Dicer substrates, which we refer to as DsiRNAs generally or as DsiRNA or DsiRNA-EX molecules, depending on the specific structure. The RNAi machinery, guided by a DsiRNA or DsiRNA-EX molecule (or other double-stranded RNAi-inducing molecules) causes the targeted destruction of specific mRNAs of the complementary target gene. Destroying these mRNAs immediately decreases the biological activity from the target gene. A single DsiRNA or DsiRNA-EX molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.

We believe that our DsiRNA and DsiRNA-EX molecules have distinct traits in triggering the RNAi pathway to silence certain disease-driving genes, thereby providing advantages for triggering RNA interference compared to other types of double-stranded RNAs used to induce RNAi. Our DsiRNA and DsiRNA-EX molecules are structured to be optimal for processing by the Dicer enzyme. We believe that other RNAi-inducing molecules currently in development mimic the output of a Dicer enzyme processing event, and thus act at a later point in the RNAi pathway. By contrast, DsiRNA and DsiRNA-EX molecules enter the RNAi pathway through being presented to Dicer itself, the pathway’s natural initiation point. By entering the RNAi pathway at that point, we believe that DsiRNA and DsiRNA-EX molecules are able to maximize the efficacy of the RNAi mechanism, making DsiRNA and DsiRNA-EX molecules inherently more potent than traditional RNAi-inducing molecules. This potency advantage derives from the structure of the DsiRNA and DsiRNA-EX molecules and how they interact with the Dicer enzyme. Specifically, the structure of the DsiRNA and DsiRNA-EX molecule is able to indicate to the Dicer enzyme which of the two RNA strands should be used to guide the selective destruction of disease gene target mRNAs by the RNAi machinery. We have found in animal tests that this benefit both increases the potency of our DsiRNA and DsiRNA-EX molecules relative to other RNAi-inducing molecules and enables many more sequences to be used to generate our potent DsiRNAs compared to other RNAi-inducing molecules. We therefore believe that the nature of the interaction of our DsiRNA and DsiRNA-EX molecules with the RNAi pathway intervention facilitates the discovery of new DsiRNA and DsiRNA-EX therapeutic candidates and further strengthens our intellectual property position.

Schematic representation of our DsiRNA

DsiRNAs are precisely-sized double-stranded RNA molecules that are asymmetric. In the form we use for some of our therapeutic programs, the longer strand is 27 bases long and is complementary to the target gene we seek to silence, known as the Guide Strand. The shorter strand is 25 bases long and known as the Passenger Strand. The two strands are complementary across their length, with the two additional bases of the 27-mer forming a two-base overhang at the 3’-end of the molecule. For our product candidates we use chemical modifications (for example, 2’-OMe, 2’-F and phosphorothioates) and we also use two bases of DNA at the 3’ end of the Passenger Strand. These DNA bases, along with the two-base overhang on the 27-mer, cause the Dicer enzyme preferentially to take up the Guide Strand, leading to several advantages for DsiRNAs compared to other RNAi-inducing molecules.

Schematic representation of our DsiRNA-EX

In addition to 25/27-mer duplex DsiRNAs, we have developed the DsiRNA-EX technology, where extensions to one or more of the ends of the RNA strands can provide added functionality including sites for conjugation and other modifications. Chemical modifications (for example, 2’-OMe, 2’-F and phosphorothioates) are located on both strands at specific positions.

In addition, due to the nature of how the Dicer enzyme processes a DsiRNA or DsiRNA-EX molecule, our DsiRNA and DsiRNA-EX molecules may provide advantages for targeted delivery methods that do not use lipid nanoparticles. Our DsiRNA molecules present chemical conjugation points, which can be used to attach targeting agents or other agents that facilitate delivery or enhance the “drug-like” properties of the molecules. Our DsiRNA-EX molecules include extensions to one or more of the ends of the RNA strands, which allows even further potential for chemical modification. Notably, the extensions enable the development of subcutaneously delivered molecules that are conjugated to targeting ligands and possess enhanced biological stability, and that can be administered subcutaneously or intravenously without LNPs. These and other favorable features are introduced into the DsiRNA and DsiRNA-EX molecules while maintaining high RNAi activity. Due to how the Dicer enzyme processes a DsiRNA or DsiRNA-EX molecule, we can use stable covalent non-cleavable linkers for conjugation instead of less stable cleavable linkers that other RNAi molecules may require.

Optimization of our DsiRNA and DsiRNA-EX molecules

For therapeutic use in humans, our DsiRNA and DsiRNA-EX molecules are optimized both with respect to base sequence and chemical modifications to increase stability and mask them from mechanisms that recognize foreign RNAs, inducing immune system stimulation. Our optimization process begins with the screening of 300 to 600 RNA sequences predicted to have good activity based on a proprietary DsiRNA prediction algorithm. Through optimization and chemical modification we identify the most active RNAi molecules while engineering in enhanced stability and engineering out immunostimulatory activity. Our DsiRNA and DsiRNA-EX molecules routinely achieve high potencies, with IC50 values (the amount of material required to silence a target gene by 50 percent) typically in the 0.1 to 3.0 picomolar range in in vitro studies. Owing to the enzymatic nature of the RNAi pathway, this is 100 to 1,000 times as great as, or greater than, the potency of most traditional small molecule therapeutics. Furthermore, our research and testing to date suggest that our optimized DsiRNA and DsiRNA-EX molecules are significantly reduced in their ability to induce an immune system response in humans.

Our drug delivery technologies

Our process of delivery

From the initial discovery of the RNAi pathway in mammals through more recent attempts at creating RNAi-based therapeutics, drug delivery has been a profound challenge. Most nucleic acids, including our DsiRNA and DsiRNA-EX molecules, are unable to enter cells on their own, but cell entry is required to access the RNAi machinery in the cytoplasm and thus to silence the targeted genes. An effective drug delivery technology is required to ferry the DsiRNA and DsiRNA-EX molecules into cells, through the cell internalization pathway and ultimately release the DsiRNA and DsiRNA-EX molecules into the cell cytoplasm. We believe that our drug delivery technologies overcome these challenges. Effective RNAi drug delivery requires the following three steps: Step 1. Accumulation in the target tissue, Step 2. Binding to and internalization by the target tissue cells, Step 3. Release from the internalization compartment into the cytoplasm.

EnCore lipid nanoparticles are composed of a lipid-DsiRNA or lipid-DsiRNA-EX core surrounded by an envelope of different lipids which mediate the accumulation, internalization and release into the cytoplasm of the DsiRNA or DsiRNA-EX molecules in the core of the particle.

EnCore lipid nanoparticles

We believe that our EnCore lipid nanoparticles (LNPs) effectively mediate all steps required for delivery of our DsiRNA product candidates: accumulation, binding and internalization, and release into the cytoplasm. Our EnCore LNPs also have beneficial properties such as high tolerability (low toxicity), ease of manufacturing, effective RNAi payload loading, and protection of the DsiRNA or DsiRNA-EX payload. We have successfully demonstrated each of these properties of EnCore LNPs and have used them to achieve effective delivery of our DsiRNA and DsiRNA-EX molecules in animal models.

EnCore structure and function

The EnCore LNPs are comprised of a “Core” of lipid and DsiRNA or DsiRNA-EX molecules, surrounded by an “Envelope” of chemically distinct lipids that are designed to interact with the target tissue. The Core allows EnCore to carry a large payload of DsiRNA or DsiRNA-EX molecules while simultaneously protecting them from degrading enzymes. The envelope interacts with the target tissue to mediate accumulation, binding and internalization, and release into the cytoplasm.

Delivery to solid tumors with EnCore

We are using our EnCore LNPs for delivery to solid tumors. Historically, LNPs have also been used to deliver RNAi molecules to the liver. By adjusting the lipid components in the EnCore envelope, we have been able to adjust whether EnCore mediates delivery to the liver or to solid tumors in animal models. In each case, the first step of delivery is accumulation in the target tissue. Both liver tissue and tumor tissue have porous vasculature that allows the EnCore lipid nanoparticles to exit the vasculature and accumulate in the target tissue. Our studies to date indicate that other tissues do not accumulate EnCore lipid nanoparticles in significant amounts. EnCore lipid nanoparticles with a low level of polyethylene glycol (PEG) on their surface immediately enter the liver tissue and mediate delivery of DsiRNAs to liver cells. EnCore lipid nanoparticles with a high level of PEG on their surface are blocked from immediate liver uptake, allowing them to continue circulating and to accumulate in tumors. Over time, the PEG is shed from the surface of the EnCore lipid nanoparticles, allowing them to internalize in the tumor cells and mediate delivery of DsiRNAs. We have found that particular lipid structures also facilitate delivery to tumor cells, instead of liver cells, and we have incorporated such lipids in our EnCore LNPs.

Delivery to the liver with Tekmira Pharmaceuticals Corporation’s LNP

Our licensing agreement with Tekmira Pharmaceuticals Corporation (Tekmira) and one of its subsidiaries enables us to use Tekmira’s proprietary LNP for delivery of DCR-PH1 to treat PH1. Tekmira’s lipid nanoparticle system has been shown in other human clinical studies to provide potent, safe and effective RNA delivery to hepatocytes (liver cells). We anticipate that our licensing of Tekmira’s LNP technology will help streamline the development path for DCR-PH1 and allows us to focus our EnCore LNP efforts on our oncology pipeline.

Subcutaneous delivery to the liver by DsiRNA-EX Conjugates

We believe that the structure of DsiRNA-EX molecules are well suited for direct conjugation to delivery agents. We are working to develop a delivery system based on conjugation of a targeting agent to the extended region of the DsiRNA-EX molecules. We call such molecules DsiRNA-EX Conjugates. If our development efforts are successful, this system would provide for generalized subcutaneous administration in humans of DsiRNA-EX Conjugates to the liver. The initial application will be delivery via conjugation to a GalNAc (n-acetyl galactosamine) targeting agent that provides for highly specific uptake in hepatocyptes and can be administered by subcutaneous administration. For example, we have administered DsiRNA-EX Conjugate molecules subcutaneously in mice and have seen IC50 values as low as 2.0 milligrams per kilograms of body weight.

DsiRNA-EX Conjugate Potency Supports Convenient Subcutaneous Administration

DsiRNA-EX Conjugates yield high-potency gene silencing agents. The data shows a dose response curve for silencing of a therapeutic liver target after subcutaneous administration of a DsiRNA-EX Conjugate in mice. In this example the calculated IC50 value is 2.0 milligrams per kilogram of body weight.

Our Product Candidates

In choosing clinical programs to pursue using our DsiRNA and drug delivery technologies, we apply the criteria listed below. We believe that our current development programs meet most or all of these criteria.

•	Strength of therapeutic hypothesis. Our current product candidate gene targets, and those we intend to pursue in the future, are a well-understood part of the disease process where a therapeutic intervention is likely to have substantial benefit for the patient. Because our RNAi technology platform allows us to pursue product candidate gene targets that have historically been difficult to inhibit using conventional approaches, we believe that there are a substantial number of such targets without existing pharmaceuticals on the market.

•	Readily-identified patient population. We seek disease indications where patients can be readily identified by the presence of characteristic genetic mutations. In the case of genetic diseases, these are heritable genetic traits. In the case of oncology, these are genetic changes that have occurred in tumor cells as part of the tumor-formation process. In both cases, available genetic tests and techniques can identify patients that carry these mutations.

•	Predictivity of biomarkers for early efficacy assessment. We seek indications where there is a clear relationship between the disease status and an associated biomarker that we can readily measure. This approach will allow us to determine in early stages of clinical development whether our DsiRNA molecules are likely to have the expected biological and clinical effects in patients.

•	Unmet medical need. We seek to provide patients with significant benefit and alleviation of disease. The indications we choose to approach have high unmet medical need, which is intended to enable us to better access patients and qualify for pricing and reimbursement that justify our development efforts.

•	Competitive positioning. We seek indications where we believe we have the opportunity to develop either a first-in-class product or a clearly differentiated therapy.

•	Rapid development path to approval. To reach commercialization expeditiously and to help ensure our ability to finance development of our product candidates, we have identified indications with the potential for rapid development through marketing approval. Specifically, we believe that certain of our product candidates have the potential to obtain Breakthrough Therapy Designation as well as accelerated approval from the U.S. Food and Drug Administration (FDA).

DCR-PH1 for PH1

PH1 is a rare, inherited autosomal recessive disorder of metabolism in the liver that usually results in severe damage to the kidneys. PH1 is caused by the failure of the liver to metabolize a precursor of oxalate, a highly insoluble metabolic end-product in humans, resulting in excess oxalate and high levels of oxalate in the urine. This oxalate is formed during the metabolic breakdown of hydroxyproline, a naturally occurring component of collagen. In individuals with PH1, crystals of calcium oxalate form in the renal tubules, leading to chronic and painful cases of kidney stones and subsequent fibrosis, known as nephrocalcinosis. Despite the typical interventions of a large daily intake of water to dilute the oxalate and other interventions, many patients eventually enter kidney failure (end-stage renal disease, or ESRD) and become eligible for transplant. While in ESRD, besides having to endure frequent dialysis, patients are afflicted with a build-up of oxalate in the bone, skin, heart and retina with concomitant debilitating complications, a condition known as systemic oxalosis. Some patients show partial disease amelioration with oral pyridoxine supplementation, although disease progression usually continues. Supportive care treatments are available, generally with only minor or no effect on disease progression. Currently, aside from dual liver and kidney organ transplantation, there are no highly efficacious therapeutic options for most patients with PH1. Dual liver and kidney transplantation presents a challenge in identifying a donor and is associated with high co-morbidity rates. Even in those U.S. patients treated with dual liver and kidney transplant, five-year post-transplant survival is 64 percent. For patients treated with kidney transplant alone, five-year survival is 45 percent.

While the true prevalence of PH1 is unknown, according to estimates recently published by the New England Journal of Medicine the prevalence of PH1 is at least one to three per million of population. Based on the frequency of occurrence of disease mutations in the population derived from genome sequence databases, the estimated genetic incidence is six and half per million of population, which we believe suggests that PH1 is under-diagnosed. Roughly consistent with the genetic incidence estimate, the disease is thought to have an incidence of one per 120,000 live births a year in Europe. Certain populations, for example in the Canary Islands (Spain) or Kuwait, have higher incidences due to founder effects or consanguinity. We believe approximately 800 patients total are currently in two distinct disease registries in North America and Europe, although these registries do not capture all afflicted patients. Incidence is believed to be similar in Asia. Given the severity of PH1, we believe this disease represents a significant market opportunity. The patient advocacy group, the Oxalosis and Hyperoxaluria Foundation, based in New York City, New York, seeks to represent patients with PH1.

Therapeutic rationale for PH1

We believe that there is a strong rationale for focusing our RNAi technology on the development of product candidates for the treatment of PH1. The hydroxyproline breakdown metabolic pathway that is disrupted in PH1 consists of a number of enzymes. The gene encoding the final enzyme in the pathway, alanine-glyoxylate aminotransferase 1 (AGT1), is mutated in patients with PH1. Under normal circumstances, AGT1 metabolizes oxalate precursors into the harmless amino acid glycine, which is then used by the body or excreted. But when AGT1 function is disrupted due to mutation, oxalate begins to build up, resulting in progressive loss of kidney function and, ultimately, kidney failure. Approximately 50 percent of PH1 patients have kidney failure by age 30 to 35.

Animal studies have shown that intervening one step earlier in the metabolic pathway can reduce or eliminate the abnormally high oxalate production caused by the absence of AGT1 enzyme activity. These studies employ mice in which the gene encoding AGT1 has been genetically deleted to create an animal model of PH1. Similar to human patients, these mice have elevated levels of oxalate in their urine. When the enzyme one step earlier in the metabolic pathway than AGT1 is eliminated by genetic deletion in this animal model of PH1, oxalate levels in the urine are substantially reduced. These studies demonstrate that genetic deletion of the enzyme prior to AGT1 in the pathway prevents the formation of the oxalate precursor and the buildup of oxalate. The enzyme upstream of AGT1 is known as glycolate oxidase (GO) and is encoded by the gene HAO1. In normal animals and humans HAO1 is expressed exclusively or nearly exclusively in the liver.

Preclinical data for DCR-PH1

We are using our DsiRNA-EX technology and licensed lipid nanoparticle delivery technology to develop DCR-PH1, a product candidate designed to specifically inhibit the gene HAO1, which encodes GO. We have generated highly potent and specific DsiRNA-EX molecules targeting HAO1 and believe we have optimized these molecules to enhance their pharmaceutical properties. We are conducting manufacturing scale-up and Good Laboratory Practice (GLP) toxicity studies in anticipation of filing an IND application in mid to late of 2015 and initiating clinical trials in mid to late of 2015.

We have demonstrated the efficacy of DCR-PH1 in both mice and in non-human primates (monkeys). The data demonstrate that after a single intravenous dose of 0.3 milligrams per kilogram body weight of DCR-PH1 the average reduction of HAO1 gene expression was 95% in mice and 84% in monkeys soon after dosing. At a much later time, 28 and 29 days after dosing, the target gene expression was still significantly reduced by an average of 54% in mice and 68% in monkeys. These data are supportive of an infrequent clinical dosing regimen.

DCR-PH1 consists of a DsiRNA-EX payload formulated in a lipid nanoparticle delivery system

A. Long-duration Reduction in Urinary Oxalate after HAO1 Knockdown

B. Urinary Glycolate Elevation – a Biomarker of HAO1 mRNA and GO Protein Reduction

In the mouse model of PH1, treatment with DCR-PH1 results in a reduction in levels of urinary oxalate and, as expected by the mechanism of action, elevation in levels of urinary glycolate. Increased urinary glycolate alone may indicate a positive treatment effect; in PH1 patients treated with DCR-PH1, elevation of urinary glycolate may precede reduction in urinary oxalate as accumulated oxalate is flushed out in urine over time.

Phase 1 Clinical Development plan for DCR-PH1

We intend to initiate a development program for DCR-PH1 for patients who have PH1 in 2015, including both an observational natural history study and clinical studies.

We plan to initiate a natural history study for patients with genetically confirmed diagnosis of PH1 and mild to moderate renal impairment to (1) characterize the baseline variability and factors that influence changes in urine and blood oxalate and glycolate levels and renal function over time; (2) characterize the systemic complications associated with PH1 . Currently, enrollment is scheduled for the second quarter of 2015. We anticipate that up to 50 patients will be enrolled. We anticipate a majority of the patients enrolled in the natural history study will be subsequently enrolled in the First in Human (FIH) study which will be a Phase 1, open label study with dose escalation in a Single Ascending Dose (SAD) and Multiple Ascending Dose (MAD) level cohorts. We intend to file an IND application and enroll the first patient in the second half of 2015. We intend for the study to be conducted in the US, EU, and other countries. The primary objective of the study is to determine the safety profile and recommended Phase 2 dose (RP2D) of DCR-PH1. Secondary objectives include the determination of pharmacokinetics (PK) and the pharmacodynamics (PD) profile of DCR-PH1, including changes in urine oxalate levels.

Additional programs under investigation involving the liver

We are investigating a number of other rare diseases involving disease target genes expressed in the liver. We have selected these diseases and disease target genes based on our stated criteria, including having a strong of therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, high unmet medical need, favorable competitive positioning, and a rapid path to approval. We are currently optimizing DsiRNA-EX Conjugate molecules directed toward multiple disease target genes. Based on the results of our investigations, we plan to select additional development programs.

DCR-MYC for solid tumors

For the treatment of cancer we are developing the product candidate DCR-MYC, which utilizes our DsiRNA and EnCore LNP technologies to target the oncogene MYC. We believe that DCR-MYC has the potential to be used broadly in solid tumors from many tissues of origin, based on observed patterns of MYC oncogene amplification across diverse tumor types.

There is abundant evidence that the MYC oncogene is a driver of human cancer. The MYC oncogene, originally identified as a transformative agent in naturally-occurring tumor viruses, is one of the most frequently mutated oncogenes found in human cancers. A therapy that reduces or eliminates elevated MYC activity has the potential to generate therapeutic benefits for patients with various tumor types that include MYC amplifications or other elevations of MYC activity. Inhibition of MYC activity has generated strong anti-tumor responses in a variety of animal models of cancer, which we have also observed in our own labs. Genetic techniques in mice which reduce MYC expression or inhibit MYC protein activity have been shown to prevent tumor formation or cause substantial tumor shrinkage, depending on the mouse genetic model of cancer employed in the experiment. These results have been obtained from mouse tumor models where MYC is not responsible for tumor initiation. We believe that this animal model data is supportive of the use of MYC-targeted therapy to treat cancer in humans.

Association of U.S. cancer patients with aberrant MYC expression

CANCER TYPE	APPROXIMATE PERCENTAGE OF PATIENTS
Liver (hepatocellular)	50%
Breast	80%
Colorectal	70%
Gastric	51-77%
Gynecological	90%
Prostate	80-90%
Small cell lung	18-30%

The frequently observed mutations in the MYC gene usually result in the duplication or higher-order amplification of the MYC oncogene within the tumor cell DNA, resulting in elevated levels of MYC activity. Other types of mutations have also been shown to cause elevated levels of MYC activity, such as chromosomal translocations that result in the activation of the MYC oncogene. In addition, human genetic variants known as single-nucleotide polymorphisms in the MYC gene have been identified that are believed to predispose humans to various cancers. Based on these genetic data in humans, we believe that a therapy that reduces or eliminates elevated MYC activity has the potential to generate therapeutic benefits for patients with various tumor types that include MYC amplifications or other elevations of MYC activity.

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

Despite its obvious attractiveness as a therapeutic target, MYC has not been successfully targeted by conventional small molecule drugs and is not amenable to antibody therapeutics. Others have attempted to develop small molecules that inhibit MYC but to date these have not been sufficiently potent and specific to be viable product candidates. We believe that the reason for this is likely due to the absence of a good binding pocket on the MYC protein. MYC is a member of a protein family known as transcription factors, and these proteins generally lack good binding pockets for small molecules. MYC is not amenable to treatment with antibodies; MYC is only found inside the cell and antibodies are limited to extracellular and cell surface targets.

Therapeutic rationale for DCR-MYC in hepatocellular carcinoma (HCC)

For several reasons, we believe that HCC presents an excellent starting point for clinical development of an MYC-targeted therapeutic. First, HCC patients frequently show amplifications of the MYC oncogene, suggesting an important role for MYC activity in a significant fraction of HCC patients. Second, in animal models of disease, we have observed strong anti-tumor responses after treatments with our product candidate DCR-MYC. Finally, there is high unmet medical need for effective treatments for advanced HCC.

Liver cancer is the second leading cause of cancer-related deaths worldwide, with 745,000 deaths per year. HCC is the most common form of liver cancer in adults, accounting for 85-90% of primary liver cancers. Many cases of HCC result from inflammation associated with infection with the hepatitis B or C virus, which can lead to cirrhosis of the liver. However, non-alcoholic fatty liver disease, associated with obesity and diabetes, is also an important risk factor for HCC.

Early-stage HCC is generally treated with surgery that has the potential to be curative. However, given the non-specific symptoms characteristic of HCC, the majority of patients are diagnosed only after HCC is at an advanced stage. Advanced HCC has limited treatment options and is associated with poor patient outcome and high mortality. Chemotherapies have demonstrated poor efficacy in HCC and there is no FDA-approved chemotherapeutic regime. Nexavar (marketed by Amgen Inc. and Bayer AG) is the only FDA-approved drug for the treatment of advanced or unresectable HCC. Unmet medical needs include the identification and development of additional and more effective treatments for patients not eligible for surgical resection, a reduction in relapse rates and an increase in overall survival rates.

Preclinical data for DCR-MYC

We have used our DsiRNA and EnCore LNP delivery technology to develop a product candidate that is designed to serve as a potent and specific inhibitor of the MYC oncogene. We have performed extensive screening and optimization of DsiRNAs targeting MYC, resulting in a proprietary, highly potent,stable and non-immunostimulatory DsiRNA that inhibits MYC in animal studies. We have packaged the DsiRNA targeting MYC in a tumor-delivery formulation of EnCore that has exhibited the ability to effectively deliver DsiRNAs to multiple mouse tumor models, including both xenograft models and a genetically-engineered mouse tumor model. The resulting product candidate that we have selected for development is known as DCR-MYC.

We have conducted extensive preclinical studies that have demonstrated the efficacy of DCR-MYC in tumor-bearing animals, while demonstrating good tolerability in multiple animal species, including non-human primates. We have directly observed up to 70 percent reductions in the level of the MYC oncogene transcript in xenograft-bearing animal models and also strong reductions in MYC transcript level in a genetically engineered mouse tumor model. Based on these studies, we believe that DCR-MYC has the properties that justify advancement into clinical development.

Anti-tumor efficacy of DCR-MYC in a xenograft model of HCC

The graph shows the reduction in tumor weight in mice treated with DCR-MYC at the dose levels shown, compared to tumor weight in mice treated with saline. Also shown on the graph are the mean MYC mRNA reduction percentages for each dose level, demonstrating a strong correlation between the reduction of MYC mRNA activity and the reduction of tumor weight in tumor-bearing mice. This preclinical experiment shows efficacy after DCR-MYC treatment. These mice have xenograft tumors of the human Hep3B HCC cell line in their livers, which were allowed to establish for 14 days prior to the commencement of dosing. Tumor-bearing mice were dosed with 5.0 to 0.5 milligrams per kilogram of DCR-MYC or saline control administered intravenously three times per week for two weeks for a total of six doses.

Phase 1 clinical development plan for DCR-MYC

We have initiated a clinical development program of DCR-MYC for the treatment of MYC-related cancers. The DCR-MYC development program includes two separate Phase 1 trials: one trial in patients with solid tumors, multiple myeloma or lymphoma, and one trial in patients with advanced Hepatocellular carcinoma (HCC). Each Phase 1 trial is an open label study with two parts. The first part is a standard dose escalation study to determine the maximum tolerated dose. The second part is an expansion cohort treated at the maximum tolerated dose determined from the dose escalation portion of the study. We submitted an IND application for DCR-MYC to the FDA in the second quarter of 2014 for the First in Human Study (FIH) which is indicated for the treatment patients with solid tumors, multiple myeloma, or lymphoma without other alternative therapeutic options. The FIH trial enrolled the first patient shortly thereafter in the second quarter of 2014.

Our FIH Phase 1 trial has a primary objective of determining the safety and tolerability of DCR-MYC in patients and to determine the maximum tolerated dose when administered in a cycle of two weekly infusions followed by one week without an infusion. Secondary objectives of the trial include: (1) evaluating the action in the body of the active ingredient in DCR-MYC (a DsiRNA known as DCR-M1711), such as absorption, distribution, metabolism and elimination over time. (2) observing decreases in the level of MYC transcript when comparing pre- and post-treatment biopsies of tumor tissues; (3) observing a decrease in tumor metabolic activity by imaging techniques, as a biomarker for inhibition of MYC function in tumors; (4) evaluating evidence of anti-tumor activity in patients treated with DCR-MYC; and (5) evaluating the potential use of blood biomarkers to assess activity of DCR-MYC.

Our FIH study has enrolled patients at the South Texas Accelerated Research Therapeutics (START) in San Antonio, Texas, and at the University of Chicago. Additional trial sites may be added to the study during the dose escalation or expansion portions of the trial in order to focus on particular tumor types or, if needed, to meet enrollment goals. Review of response data will be evaluated after completion of the dose-escalation phase of the study, which we expect to be completed by the end of 2015. Once the dose-escalation phase results have been evaluated, and assuming no problems, we intend to enroll additional patients at the maximum tolerated dose. We expect this expansion cohort to be completed and results evaluated by the end of 2016.

The second study of DCR-MYC is a Phase 1b/2 trial in patients with locally advanced or metastatic HCC. This study has a primary objective of determining the safety and tolerability of DCR-MYC in patients with late stage HCC and to determine a maximum tolerated dose when administered in a cycle of two weekly infusions followed by one week without an infusion. Secondary objectives of the trial include: (1) evaluating the action in the body of the active ingredient in DCR-MYC, DCR-M1711, such as absorption, distribution, metabolism and elimination over time ; (2) observing decreases in the level of MYC transcript when comparing pre- and post-treatment biopsies of tumor tissues; (3) evaluating evidence of anti-tumor activity in patients treated with DCR-MYC; and (4) evaluating the potential use of blood biomarkers to assess activity of DCR-MYC.

The first patient was enrolled in this trial during the first quarter of 2015 at the South Texas Accelerated Research Therapeutics (START) in San Antonio, Texas. We will conduct this trial in additional US sites and at sites in one or more East Asian countries, such as Singapore and South Korea. Additional trial sites may be added to the study during the dose escalation or expansion portions of the trial if needed to meet enrollment goals.

As with most Phase 1 trials, ours are not designed to yield statistically significant efficacy or molecular marker results. Accordingly, any observed results may be due to chance and not efficacy of DCR-MYC. The principal purpose of our Phase 1 trials will be to provide the basis for design of larger, definitive trials. Those trials will enroll more patients and they will be designed to demonstrate potential efficacy of the product candidate with statistical significance.

Product candidate for KRAS-related solid tumors

We believe that the KRAS oncogene represents an excellent target for our RNAi-based therapy because it is a frequently-mutated oncogene found in several common cancers, but it has historically been difficult to inhibit by the pharmaceutical industry. We are pursuing a DsiRNA-based product candidate targeting KRAS in conjunction with our collaborator KHK. Under the terms of our collaboration, KHK is responsible for selection of the clinical product candidate (including delivery system), all preclinical and clinical development activities and the choice of patient population and disease indications for clinical trials. We have an option to co-promote any KRAS product in the U.S. for an equal share of the profits from U.S. net sales.

Therapeutic rationale for KRAS-related solid tumors

Activating mutations in the KRAS gene are commonly found in a wide variety of tumor types. Among cancer indications with large patient populations, KRAS is found to be mutated in approximately 90 percent of pancreatic cancers, approximately 40 percent of colorectal cancers and approximately 25 percent of non-small cell lung cancers. KRAS mutations are also found in cancers with smaller patient numbers, such as bile duct cancers. In general, the presence of a KRAS mutation correlates with poorer disease prognosis. In the case of non-small cell lung cancer, certain therapeutics approved by the FDA and other global regulatory agencies which have demonstrated clinical efficacy in non-small cell lung cancer are known to be ineffective in patients with KRAS mutations. While our collaborator KHK will decide which disease indications to pursue, we believe the potential market for a KRAS therapeutic is highly significant. In the U.S. alone, there are estimated to be over 43,000 cases of pancreatic cancer, 125,000 cases of colorectal cancer and over 202,000 cases of non-small cell lung cancer diagnosed each year.

Association of U.S. cancer patients with activating KRAS mutations

CANCER TYPE	APPROXIMATE PERCENTAGE WITH ACTIVATING KRAS MUTATIONS	IMPLIED PATIENT NUMBERS BASED ON INCIDENCE AND MUTATION FREQUENCY
Pancreatic adenocarcinoma	90%	38,700
Colorectal	40%	50,000
Non-small cell lung	25%	50,500

We believe that our DsiRNA for KRAS-related solid tumors will be developed and used with a companion diagnostic that allows for the selection of patients carrying tumors with KRAS mutations. Clinical diagnostic tests for the presence of KRAS mutations have already been approved by the FDA and other global regulatory agencies and are commercially available.

As with MYC, Numerous studies have indicated that KRAS is a transformative agent in tumor viruses, which led to the identification of the human KRAS oncogene in the 1980s. Yet despite being known as an important drug target since that time, traditional small molecule approaches have not yielded effective KRAS inhibitors. Also, similar to MYC, KRAS is an intracellular protein and thus is not amenable to antibody therapeutics, which are limited to extracellular and cell surface drug targets

In its normal non-mutant form, the KRAS protein plays a key role in the promotion and regulation of cell growth and division. The KRAS protein acts in a keystone position in an intracellular signaling pathway often called the Ras-MAP Kinase pathway. This pathway is responsible for receiving growth-promoting signals from outside the cell and communicating those signals within the cell so that the cell can respond appropriately to the cell growth signals.

Preclinical data for product candidate for KRAS-related solid tumors

KRAS was the initial target of our collaboration with KHK, signed in December 2009. During the first two years of the collaboration KHK and Dicerna scientists worked to identify optimal DsiRNAs against the KRAS oncogene and to optimize an LNP delivery technology containing KHK’s proprietary lipids for tumor delivery. These DsiRNAs and LNP formulations were tested both in cell culture and in animals using human tumor cell lines, from different tumor types, carrying activating mutations in the KRAS oncogene.

Full tumor regression shown in the KRAS-positive pancreatic tumor model MIA PaCa-2

Xenograft pancreatic tumors were grown subcutaneously in mice, followed by intravenous treatment with an LNP formulated KRAS DsiRNA . Treated animals showed full tumor regression, while saline control treated animals showed rapid tumor growth.

The KRAS DsiRNAs and LNP formulations have shown good activity in both cell culture and xenograft animal tumor models. For example, full regression of subcutaneously implanted xenograft pancreatic tumors has been achieved with the formulated KRAS DsiRNAs. These results were independently generated at our facility in Massachusetts and at KHK’s facility in Japan and have been observed using five independent KRAS sequences. As expected, KRAS oncogene knockdown is observed in tumors after a single dose of KRAS DsiRNA, further validating the observed efficacy.

Based on these preclinical efficacy data, KHK has advanced a product candidate resulting from this program into development. KHK has assumed responsibility for preclinical and clinical development of the program and bears the expense of that effort.

Additional product candidates for cancer gene targets

We are developing a second product candidate targeting a cancer-related gene in collaboration with KHK. We have not disclosed the identity of this target. In January 2013 we announced that KHK elected to advance this second therapeutic oncology product candidate from the research to the development stage. The achievement of this milestone triggered a $5.0 million payment from KHK to Dicerna. KHK is responsible for all development costs associated with this product candidate and has worldwide commercialization rights. We are eligible to receive royalties on worldwide net sales of the product candidate and payments of up to $110.0 million based on achievement of certain clinical, regulatory and commercialization milestones.

We have developed an additional product candidate using our DsiRNA-EX technology and EnCore tumor delivery technology. We have not disclosed the identity of this target. We are currently awaiting additional data from our DCR-MYC clinical trials before deciding how or whether to advance this product candidate forward in development.

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

We have granted KHK an exclusive license to certain of our technology and patents relating to compounds resulting from the collaboration. KHK has granted us certain non-exclusive licenses in its technology as necessary for us to perform research and development activities as part of the research collaboration.

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

We have the option to elect to co-promote the KRAS product in the U.S. for an equal share of the profits resulting from U.S. net sales of the product.

If we exercise our option to co-promote a KRAS product in the U.S., the collaboration agreement will remain in effect pursuant to its terms in the U.S. for as long as any product is being sold by either KHK or us in the U.S. For each country outside of the U.S., the agreement will remain in effect pursuant to its terms on a product-by-product and country-by-country basis until the later of the last to expire of any patent rights licensed under the agreement applicable to the manufacture, use or sale of the product or twelve years after the date of the first commercial sale of such product in the applicable country. In the event we do not exercise our option to co-promote an oncogene KRAS product in the U.S., the collaboration agreement will remain in effect pursuant to its terms on a product-by-product and country-by-country basis until the later of the last to expire of any patent rights licensed under the agreement applicable to the manufacture, use or sale of the product or twelve years after the date of the first commercial sale of such product in the applicable country.

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

City of Hope license agreement

In September 2007, we entered into a license agreement with City of Hope (COH), an academic research and medical center, pursuant to which COH has granted to us an exclusive (subject to the exception described below), royalty-bearing, worldwide license under certain patent rights in relation to DsiRNA, including the core DsiRNA patent (U.S. 8,084,599), to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights for the prevention and treatment of any disease in humans. COH is restricted from granting any additional rights to develop, manufacture, use, offer to sell, sell or import products covered by the licensed patent rights for the prevention and treatment of any disease in humans. Prior to entering into the license with us, COH had entered into a non-exclusive license with respect to such patent rights to manufacture, use, import, offer for sale and sell products covered by the licensed patent rights for the treatment or prevention of disease in humans (excluding viruses and delivery of products into the eye or ear). While that non-exclusive license has been terminated, a sublicensee to that non-exclusive license was permitted to enter into an equivalent non-

exclusive license which, to our knowledge, is subsisting with Arrowhead Research Corporation, (Arrowhead) as successor to the non-exclusive license holder. In addition, COH has granted to us an exclusive, royalty-bearing, worldwide license under the licensed patent rights providing certain rights for up to 20 licensed products selected by us for human diagnostic uses, provided that COH has not granted or is not negotiating a license of rights to diagnostic uses for such licensed products to a third party. The exclusive licenses granted by COH to us under the agreement are subject to any retained rights of the U.S. government in the licensed patent rights and a royalty-free right of COH to practice the licensed patent rights for educational, research and clinical uses. We have the right to sublicense the licensed patent rights to third parties with COH’s written consent. The core DsiRNA patent (U.S. 8,084,599), titled “methods and compositions for the specific inhibition of gene expression by double-stranded RNA,” describes RNA structures having a 25 to 30 nucleotides sense strand, a blunt end at the 3’ end of the sense strand and a one to four nucleotides overhang at the 3’ end of the antisense strand. The expiration date of this patent is July 17, 2027. The COH license is applicable to our DCR-MYC and KHK programs.

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

Tekmira Pharmaceuticals Corporation license agreement

In November 2014, we entered into a licensing and collaboration agreement with Tekmira and one of its subsidiaries to license their LNP delivery technology for exclusive use in our PH1 development program. We will use Tekmira’s LNP technology to deliver DCR-PH1, for the treatment of PH1. As of December 31, 2014, we paid $3.0 million in license fees. Tekmira is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This new partnership also includes a supply agreement with Tekmira and one of its subsidiaries providing clinical drug supply and regulatory support.

Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize the product.

The agreement will remain in effect pursuant to its terms until all of the obligations under the agreement with respect to the payment of milestones or royalties related to licensed products have terminated or expired.

Either party may terminate the license agreement for any uncured material breach by the other party. Tekmira may terminate the agreement upon our bankruptcy or insolvency. We may terminate the agreement without cause upon written notice to Tekmira.

In addition to the license agreement, we entered into a development and supply agreement with Tekmira and one of its subsidiaries. Tekmira and its subsidiary will perform certain development and manufacture processes in accordance with the specifications in development and supply agreement. There is no minimum purchase requirement for the services provided by Tekmira or its subsidiaries.

Intellectual Property

We invest significant amounts in research and development. Our research and development expenses were approximately $29.5 million, $11.6 million and $11.6 million in 2014, 2013 and 2012, respectively.

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

Patents and proprietary rights

We own three U.S. patents and a number of pending patent applications with claims to methods and compositions of matters that cover various aspects of our RNAi technology and our discovery technologies, including our proprietary DsiRNA and DsiRNA-EX molecules and lipid and DsiRNA-EX conjugate delivery technologies. These U.S. patents are U.S. 8,349,809 (issued in January 2013 with an expiration date of January 2030), U.S. 8,513,207 (issued in August 2013 with an expiration date of May 2030) and U.S. 8,927,705 (issued in January 2015 with an expiration date of July 2030). We also own numerous patents and patent applications covering specific DsiRNA sequences that drive activity against high value disease targets, including MYC, KRAS (U.S. 8,372,816; issued in February 2013, with projected expiration in April 2030), CTNNB1 (ß-catenin; U.S. 8,815,825; issued in August 2014, with projected expiration in July 2031), Androgen Receptor (US 8,927,515; issued in January 2015, with projected expiration in September 2031). Further, we own seven U.S. patents expiring between 2015 and 2017 and numerous patent applications with claims to methods and compositions of matters related to our lipid delivery technology, such as lipid compositions and particle formulations and the EnCore formulation process. We have issued or pending claims to DsiRNA molecules, pharmaceutical compositions/formulations, methods of use, including in vitro and in vivo methods of reducing target gene expression, methods of treatment, methods of inhibiting cell growth and methods of synthesis.

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

Our strategy around protection of our proprietary technology, including any innovations and improvements, is to obtain worldwide patent coverage with a focus on jurisdictions that represent significant global pharmaceutical markets. Generally, patents have a term of twenty years from the earliest non-provisional priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened. We are obtaining worldwide patent protection for at least novel molecules, composition of matter, pharmaceutical formulations, methods of use, including treatment of disease, methods of manufacture and other novel uses for the inventive molecules originating from our research and development efforts. We continuously assess whether it is strategically more favorable to maintain confidentiality for the “know-how” regarding a novel invention rather than pursue patent protection. For each patent application that is filed we strategically tailor our claims in accordance with the existing patent landscape around a particular technology.

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

See “— Risk Factors — Risks Related to Intellectual Property” for a more detailed discussion of the risks to our intellectual property.

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

Additional licenses

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

We have paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by us under the agreement. We are further obligated to pay PBL milestone payments in an aggregate amount of up to $3.85 million for each licensed product upon achievement of certain clinical and regulatory milestones. In addition, PBL is entitled to receive royalties at a low single-digit percentage of any net sale revenue of any licensed products sold by us. The agreement will expire on a country-by-country basis in each country where any licensed products are used, provided, manufactured or sold upon the date of the last to expire of applicable valid claim. Each party may terminate the agreement for any uncured material breach by the other party. We may terminate the agreement at any time for convenience upon prior written notice to PBL. The PBL license is applicable to our DCR-MYC and KHK programs.

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

The agreement will terminate with respect to each licensed product candidate upon the last to expire of any valid claim within the licensed patent rights. Each party may terminate the agreement upon any uncured material breach by the other party. We may terminate the agreement at any time for any reason upon written notice to Carnegie. Any patents associated with this license will expire in 2018, removing any obligations.

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our product candidates. For each product candidate, we currently contract with only one drug product formulation manufacturer for the encapsulation of the oligonucleotide in a lipid nanoparticle and we expect to continue to do so to meet the preclinical and any clinical requirements of our product candidates. We do not have a long term agreement with this third party.

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

In November 2014, we entered into a development and supply agreement with Tekmira and one of its subsidiaries. Tekmira’s subsidiary will perform certain development and manufacture processes in accordance with the specifications in development and supply agreement. There is no minimum purchase requirement for the services provided by Tekmira or its subsidiaries.

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

RNA-based therapeutics

To our knowledge, there are no other companies developing DsiRNA and DsiRNA-EX molecules for therapeutic use. However, there are several companies that are currently developing RNAi-based therapies for various indications. We believe that Arrowhead, Tekmira and Alnylam through their company specific development or through various partnerships with the aforementioned companies are developing RNAi-based therapies that are competing against our current programs or potential future programs.

Among these, Alnylam, in partnership with Genzyme (a Sanofi company), is developing its ALN-TTR program, which is an RNAi-based therapy for the treatment of transthyretin-mediated amyloidosis (ATTR) and is currently in Phase 3 trials. Alnylam has continued its enrollment in its APOLLO Phase 3 study of patisiran in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP) and its ENDEAVOUR Phase 3 study to evaluate the efficacy and safety of revusiran in ATTR patients with Familial Amyloidotic Cardiomyopathy (FAC). Alnylam is also developing RNAi-based therapies for other indications, including PH1, paroxysmal nocturnal hemoglobinuria (PNH), acute intermittent porphyria (AIP) hemophilia, porphyria, hypercholesterolemia, hemoglobinopathies, and alpha-1-antitrypsin (AAT) deficiency hepatocyte inclusions, among others. In addition, Alnylam has selected a development candidate for ALN-HBV, and expanded its hepatic infectious disease pipeline with ALN-HDV for Hepatitis Delta Virus (HDV) infection and ALN-PDL for chronic liver infections. In addition, Alnylam announced a new agreement with Isis Pharmaceuticals, extending the companies’ alliance to further the development and commercialization of RNA therapeutics.

Tekmira also is clinically investigating its RNAi molecules for use in treating serious human diseases, such as cancer and viral infections, including hepatitis B virus (HBV) and Ebola. In January 2015 Tekmira announced a merger with Oncore Biopharma, Inc, to create a new HBV company focused on developing a curative regimen for hepatitis B patients by combining multiple therapeutic approaches. Tekmira has rights under Alnylam’s intellectual property to develop thirteen RNAi therapeutic products.

Additionally, Arrowhead is developing ARC-520 for chronic hepatitis B (HBV) and in December 2014, announced the filing of an IND to begin a Phase 2b Multiple-Dose clinical trial, and previously announced an IND filing to begin a Phase 1 study with ARC-AAT for the treatment of liver disease associated with alpha-1 antitrypsin deficiency. Following a partial clinical hold on its Phase 2b study involving ARC-520, Arrowhead announced in January 2015, that it was cleared to begin a modified study. The ongoing Phase 2a study of ARC 520 continues as planned, and Arrowhead has indicated that it expects to file with Asian and European agencies to begin additional Phase 2b studies in 2015. In March 2015 Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three pre-clinical RNAi candidates for which Novartis has developed varying amounts of preclinical data.

In addition to RNAi therapies, there are other intracellular technologies focused on silencing the activity of specific genes by targeting mRNAs copied from them. Companies such as miRagen Therapeutics, Inc., Mirna Therapeutics, Inc., Regulus Therapeutics Inc. and Santaris Pharma A/S, which was acquired by Roche in 2014 and is now known as Roche Innovation Center Copenhagen –(RICC), target or inhibit or replace microRNAs, which are approximately 22 nucleotides in length, short, non-coding RNAs, to alter mRNA expression levels. The product candidates being developed by these companies are currently in preclinical and clinical trials for various indications. If our lead product candidates are approved for the indications for which we undertake clinical trials, they will compete with therapies that are either in development or currently marketed, such as the following.

Hepatocellular Carcinoma

There are limited treatments for HCC in the U.S. and abroad. If diagnosed as early-stage HCC, the disease is generally treated with surgical resection of the liver and has the potential to be curative. The majority of patients diagnosed with HCC, however, are in the advanced stages, for which chemotherapies have demonstrated poor efficacy. There is no FDA-approved chemotherapeutic regimen. Nexavar is the only FDA-approved drug for the treatment of advanced or unresectable HCC in our belief. Given the high unmet medical need and the commercial success of Nexavar, numerous targeted therapies for the treatment of hepatocellular carcinoma (HCC) are under development. Targeted therapies represent the largest proportion of the HCC pipeline.

Primary Hyperoxaluria Type 1

The current standard of care for treating PH1 is dual-organ transplant, namely a kidney and liver transplant in patients with PH1, which is often difficult to perform due to lack of donors and the threat of organ rejection. Other treatments include pyridoxine regimens and intensive dialysis, as well as treatments generally used in kidney stone disorders such as high-volume fluid intake and oral citrate. These other treatments do not halt disease progression. OxThera has a competing approach to PH1 treatment, currently in Phase 2 clinical trials, that is not RNAi-based. In late 2014, Alnylam presented pre-clinical data for an investigational RNAi therapeutic targeting glycolate oxidase in development for the treatment of PH1. Alnylam also plans to select a formal development candidate for its program in PH1 in the first half of the year.

Solid tumors

There are a number of pharmaceuticals and biologics that are marketed or in clinical development for the treatment of solid tumors. The most common treatments for solid tumors are various chemotherapeutic agents, radiation therapy and certain targeted therapies. Target therapies include monoclonal antibodies such as Avastin, Erbitux, Herceptin and Vectibix, and small molecules, such as Nexavar, Sutent and Tarceva. Immunotherapy regimens are also on the market and in development for the treatment of solid tumors. In contrast, our proprietary DsiRNA molecules target tumors in which there is dependence on the MYC and KRAS oncogenes. To our knowledge, only one small molecule (salirasib (KD032)) is being evaluated by Kadmon Corporation, LLC in clinical trials for the treatment of KRAS-specific non-small cell lung cancer, pancreatic cancer and other solid tumors. We are not aware of any clinical trial that is currently evaluating a therapy for the treatment of solid tumors in which the MYC oncogene is specifically targeted.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, promotion, storage, record-keeping, advertising, distribution, sampling, marketing, post-approval monitoring and reporting, and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. government regulation

NDA approval processes

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the FDCA) and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may result in a delay of approval or subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawal of an approval;

•	imposition of a clinical hold;

•	issuance of warning or untitled letters;

•	product recalls;

•	product seizures;

•	refusals of government contracts;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution.

The process required by the FDA before a drug may be marketed in the U.S. generally includes the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (GLPs) or other applicable laws and regulations;

•	submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials according to FDA regulations and Good Clinical Practices (GCP) to establish the safety and efficacy of the product candidate for its intended use;

•	submission of an NDA to FDA and FDA’s acceptance of the NDA for filing;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current Good Manufacturing Practices (cGMPs) to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity; and

•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the preclinical or nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, stability, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some nonclinical testing may continue even after the IND is submitted. In addition to including the results of the nonclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with FDA regulations and GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol and protocol amendments must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. All research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. An institutional review board (IRB) at each institution participating in the clinical trial must review and approve the protocol and the informed consent form before a clinical trial commences at that institution, monitor the study until completed and otherwise comply with IRB regulations. Information about most clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) to be publicly posted on the ClinicalTrials.gov website.

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

Human clinical trials are inherently uncertain and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA, the sponsor, or a data safety monitoring board, may suspend a clinical trial at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of an NDA. If a Phase 2 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment (SPA), the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

Concurrent with clinical trials, sponsors usually complete additional animal safety studies and also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing commercial quantities of the product candidate in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and the manufacturer must develop methods for testing the safety, identity, strength, purity, and quality of the product candidate. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its proposed shelf-life. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured and tested and will not approve the product unless cGMP compliance is satisfactory. The FDA will also typically inspect one or more clinical sites to assure compliance with FDA regulations and GCPs.

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

Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant. The FDA typically requires that an NDA include data from two adequate and well-controlled clinical trials, but approval may be based upon a single adequate and well-controlled clinical trial in certain circumstances. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA may refer the NDA to an advisory committee for review and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may condition approval on the completion of post approval studies. Such studies may involve clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. If FDA determines that it is necessary to ensure the safe use of the drug, FDA may also condition approval on the implementation of a risk evaluation and mitigation strategy, or REMS. The REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

Expedited review and approval

The FDA has various programs, including Fast Track, priority review, breakthrough, and accelerated approval, which are intended to expedite or simplify the process for reviewing product candidates. Generally, product candidates that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. A sponsor can request application of these programs either alone or in combination with each other, depending on the circumstances. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. None of the expedited approval programs change the NDA approval standard applied to a product.

New drugs are eligible for Fast Track status if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track status entitles such a drug to expedited review and frequent contact with the FDA review division. Unlike other expedited review programs, Fast Track designation allows FDA to accept for review individual sections of the NDA on a rolling basis. The FDA may also grant a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months from filing of an NDA, rather than the standard review of ten months from filing under current PDUFA guidelines. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

Drug products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA typically requires that a sponsor of a product candidate receiving accelerated approval conduct post-approval clinical trials. As an additional condition of approval, the FDA currently requires pre-approval of all promotional materials, which could adversely impact the timing of the commercial launch of the product.

The FDA may expedite the approval of a designated breakthrough therapy, which is a drug that is intended, to treat a serious or life-threatening disease or condition for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. If FDA designates a drug as a breakthrough therapy, FDA must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to the sponsor regarding the development of the drug to ensure that the development program is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

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

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric studies for most product candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license application and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The sponsor or FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. PREA does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product candidate reaches the market. Later discovery of previously unknown problems with a product candidate may result in restrictions on the product candidate, or REMS, or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product candidate, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved product candidates that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

Any product candidates manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;

•	reporting of adverse experiences with the product candidate;

•	providing the FDA with updated safety and efficacy information;

•	drug sampling and distribution requirements;

•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and

•	complying with statutory and regulatory requirements for promotion and advertising.

Drug manufacturers and other entities involved in the manufacture and distribution of approved product candidates are required to register their establishments and provide product listing information to the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and some state agencies for compliance with cGMPs and other laws.

Regulation outside of the U.S.

In addition to regulations in the U.S., we will be subject to regulations of other jurisdictions governing any clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries, and approval of the regulators of such countries or supranational areas, such as the European Union, before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under European Union regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for certain medicines, including those produced by biotechnology or those intended to treat HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases or diabetes and is optional for those medicines which are a significant therapeutic, scientific or technical innovation or whose authorization would be in the interest of public health, provides for the grant of a single marketing authorization that is valid for all European Union member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment reports, each member state must decide whether to recognize the approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Sponsors of orphan drugs in the European Union can enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

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

Scientific Advisors

We seek advice from our scientific advisory board, which consists of a number of leading scientists and physicians, on scientific and medical matters. We also seek advice on an as-needed basis from other leading scientists and physicians, who are not on our scientific advisory board, based on their particular knowledge and expertise. Our scientific advisory board meets periodically to assess:

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

Employees

As of December 31, 2014, we had 42 full-time employees, of whom 33 are engaged in research and development and nine in administration. None of our employees is represented by a labor union or covered by a collective bargaining agreement. Geographically, all employees are located in Massachusetts. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in 2006. We maintain our executive offices at 87 Cambridgepark Drive, Cambridge, MA 02140, and our main telephone number is (617) 621-8097. Our website is located at www.dicerna.com, which contains information about us. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in, this Annual Report on Form 10-K.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of December 31, 2014, we had an accumulated deficit of $133.4 million. For the years ended December 31, 2014, 2013 and 2012, our net loss was $47.9 million, $18.5 million and $10.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of December 31, 2014, we had $98.6 million in cash and cash equivalents and held-to-maturity investments, including $92.7 million of net proceeds, after deducting the underwriting commissions and discounts and the offering expenses, we received from the initial public offering of 6,900,000 shares of our common stock, which closed on February 4, 2014. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our anticipated level of operations through 2016. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of clinical trials, or the addition or termination of clinical trials or funding support by us, our existing collaborator or any future collaborator or licensing partner;

•	the timing of the release of results from any clinical trials conducted by us or our collaborator KHK;

•	our execution of any collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receive regulatory approval, market acceptance and demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors; and

•	changes in general market and economic conditions.

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

With our focus on the emerging therapeutic modality RNAi, these risks may increase to the extent the space becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the U.S., the European Union and Japan. For instance, we are in the preliminary stages of developing a treatment for the rare genetic disorder Primary Hyperoxaluria Type 1 (PH1) with the gene encoding the liver metabolic enzyme glycolate oxidase as our target. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same product candidate for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our product candidates for seven years if a competitor obtains approval of the same product candidate as defined by the FDA or if our product candidate is determined to be contained within the competitor’s product candidate for the same indication or disease.

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the European Union before the application for marketing authorization is made. Sponsors of orphan drugs in the European Union can enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

Our product candidates are in early stages of development and may fail in development or suffer delays that materially adversely affect their commercial viability.

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including institutional review board (IRB) approval, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators KHK and Tekmira. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBS to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency (EMA), regarding the scope or design of our clinical trials;

•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates of research subjects;

•	inadequate supply or quality of product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires preclinical studies to be conducted in accordance with applicable Good Laboratory Practices (GLPs) and clinical trials to be conducted in accordance with applicable FDA regulations and good clinical practices (GCPs), including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we rely on third party manufacturing and supply partners, such as Tekmira and Protiva, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies. Pursuant to our development and supply agreement with Tekmira and its subsidiary Protiva Biotherapeutics Inc. (Protiva).

Protiva manufactures lipid nanoparticles that we are seeking to use for delivery of DCR-PH1 to the liver. In the event that we are unable to use the technology we licensed from Tekmira to deliver DCR-PH1 to the liver or if Tekmira or Protiva experience difficulty in manufacturing lipid nanoparticles, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We do not own manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include lipid nanoparticle components and nucleic acid, each of which we procure from a single source supplier on a purchase order basis. In addition, for each product candidate we currently contract with only one drug product formulation manufacturer for the encapsulation of the oligonucleotide in a lipid particle. There can be no assurance that our supply of research and development, preclinical and clinical development drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug product formulation manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (cGMPs). In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with KHK and Tekmira, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of multiple companies that are working in the field of RNAi therapeutics, including a major pharmaceutical company, Takeda Pharmaceutical Company Limited, and biopharmaceutical companies such as Alnylam, which in March 2014 acquired Sirna Therapeutics, Inc. from Merck & Co., Inc., Tekmira, with which we have license and development and supply agreements, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc. and Marina Biotech, Inc. In particular, Arrowhead holds a non-exclusive license to the same patent rights of City of Hope (COH) and Integrated Data Technologies, Inc. (IDT) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with our product candidates. In March 2015 Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three pre-clinical RNAi candidates for which Novartis has developed varying amounts of preclinical data.

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

We also compete with companies working to develop antisense and other RNA-based drugs. Like RNAi therapeutics, antisense drugs target messenger RNA (mRNA) with the objective of suppressing the activity of specific genes. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for products that target mRNAs. Significant competition also exists from companies such as Arrowhead to discover and develop safe and effective means to deliver therapeutic RNAi molecules, such as DsiRNAs, to the relevant cell and tissue types.

If our lead product candidates are approved for the indications we are currently pursuing, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For example, Nexavar, marketed by Amgen Inc. and Bayer AG, is currently in use for the treatment of hepatocellular carcinoma (HCC). Given the high unmet medical need and the commercial success of Nexavar, numerous targeted therapies for the treatment of HCC are under development. Targeted therapies represent the largest proportion of the HCC pipeline. There are also a number of pharmaceuticals and biologics that are marketed or in clinical development for the treatment of solid tumors. The most common treatments for solid tumors are various chemotherapeutic agents, radiation therapy and certain targeted therapies. Targeting therapies include monoclonal antibodies such as Avastin, Erbitux, Herceptin and Vectibix, and small molecules, such as Nexavar, Sutent and Tarceva. Immunotherapy regimens are also on the market and in development for the treatment of solid tumors. In addition, we believe that Kadmon Corporation, LLC is evaluating salirasib (KD032) in clinical trials for the treatment of KRAS-specific non-small cell lung cancer, pancreatic cancer and other solid tumors.

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including safety and effectiveness, ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, timing and scope of regulatory approvals, availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position of our products. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.

Our success largely depends on the continued service of key management and other specialized personnel, including Douglas M. Fambrough, III, Ph.D., our chief executive officer, Theodore T. Ashburn, M.D., Ph.D, our senior vice president, product strategy and operations, Pankaj Bhargava, M.D., our chief medical officer, Bob D. Brown, Ph.D., our chief scientific officer, James E. Dentzer, our chief financial officer, and James B. Weissman, our chief business officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

If our product candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.

We have limited experience in drug development and did not begin our first clinical trial of a product candidate until 2014. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

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

The company, our product candidates, our suppliers, and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the European Union, the United States, and other countries, with the regulations differing from country to country.

Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities for such product, will, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing approval. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA has significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategies (REMS) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, refusal to permit the import or export of products, operating restrictions and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties and criminal prosecution.

Price controls imposed in foreign markets may adversely affect our future profitability.

In some countries, particularly member states of the European Union, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our RNAi therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be adversely affected.

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could have a material effect on our business, financial condition, results of operations or prospects.

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an investigation by certain regulatory authorities, such as FDA or foreign regulatory authorities, of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs and potentially a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources, substantial monetary awards to trial participants or patients and a decline in our stock price. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to marketing any of our product candidates. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have a material adverse effect on our business.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA regulations or applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, provide accurate information to any governmental authorities such as FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance and codes of conduct intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws, regulations, guidance and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Our research, development and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facilities in Cambridge, Massachusetts, that are required for our research, development and manufacturing activities. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We believe our procedures for storing, handling and disposing these materials in our Cambridge facilities comply with the relevant guidelines of Cambridge, the Commonwealth of Massachusetts and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate any of these laws or regulations.

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

Our current operations are located in our facilities situated in Cambridge. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have not performed an analysis on whether we have experienced any ownership changes in the past. It is possible that we have experienced an ownership change, including pursuant to the initial public offering of our common stock, which closed on February 4, 2014, and our net operating losses are subject to such limitation. As of December 31, 2014, we had U.S. federal and Massachusetts net operating loss carryforwards of $57.8 million and $53.4 million, respectively. Any limit on these loss carryforwards if we have or do experience an ownership change could have an adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash and cash equivalents and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2014, we had $98.6 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of February 1, 2015, our patent estate, including the patents and patent applications that we have licensed from COH included over 20 issued patents and over 70 pending patent applications for research and development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (AIA) enacted in 2011 involves significant changes in patent legislation. The Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing nucleic acid products which contain modifications that we believe are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation could be costly and licenses may be unavailable on commercially reasonable terms.

Because the RNAi intellectual property landscape is still evolving, it is difficult to conclusively assess our freedom to operate without infringing on third party rights. There are numerous companies that have pending patent applications and issued patents broadly directed to RNAi generally and to RNAi delivery technologies. Our competitive position may suffer if patents issued to third parties or other third party intellectual property rights cover our products or elements thereof, or our manufacture or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or product candidates unless we successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned, or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. For instance, in reference to our DsiRNA technology, Alnylam previously demanded that we cease and desist from alleged infringing activities unless we obtain a license from Alnylam for certain intellectual property. We disputed Alnylam’s claims and engaged in discussions with Alnylam, but have not received any further correspondence from Alnylam regarding this claim. There can be no assurance that Alnylam will not pursue claims against us. We are aware of issued patents, and there may be others of which we are not aware, held by third parties that, if found to be valid and enforceable, could be alleged to be infringed by our DsiRNA molecules. For example, Alnylam recently received US Patent No. 8,895,721 which claims molecules that have a double-stranded region of up to 25 base pairs and are capable of target-specific RNA interference and US Patent No. 8,853,384 which claims molecules of a length of between 19-52 bases that are capable of target-specific RNA interference. We are also aware of pending patent applications, and there may be others of which we are not aware, that if they result in issued patents, could be alleged to be infringed by our DsiRNA molecules (but not our DsiRNA-EX molecules). If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

We are aware of a European patent, granted in 2006, and assigned to Alnylam (EP 1 352 061 B1) (EP ‘061 patent), that broadly covers various RNAi constructs, including potentially our DsiRNA molecules (but not our DsiRNA-EX molecules).). The EP ‘061 patent has been validated and is currently in force in Austria, Germany, Ireland, Liechtenstein, Switzerland, and the United Kingdom and could potentially be validated in other European countries. If the EP ‘061 patent remains in force in each validated European country, we could be prevented from commercializing programs based on our DsiRNA platform (DCR-MYC and KHK programs) products in each of those countries and we could be sued for patent infringement in such countries. We are aware that others are pursuing patent applications directed to similar subject matter in the U.S. and other jurisdictions and reinstatement of a revoked European patent broadly covering various RNA constructs. If any one of these applications were ultimately to issue as patents or the revoked patent were reinstated with claims that cover our DsiRNA molecules, their methods of use or methods of delivery, we could be sued for patent infringement in each of those countries as well. If we were unsuccessful in defending ourselves in any of these actions, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders, in each case, in such countries. We believe that the expected expiration date of the EP ‘061 patent and any foreign counterparts that might issue is early 2022.

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

RNAi therapeutics is a relatively new scientific field, the commercial exploitation of which has resulted in many different patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. Our efforts are based on RNAi technology that we have licensed (DsiRNA) and that we have developed internally and own (DsiRNA-EX). We have chosen this approach to increase our likelihood of technical success and our freedom to operate. We have obtained grants and issuances of RNAi, RNAi therapeutic and DsiRNA patents and have licensed many of these patents from third parties on an exclusive or non-exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics and DsiRNA therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering: (1) certain aspects of the structure and uses of DsiRNA and DsiRNA-EX molecules, including their manufacture and use as therapeutics, and RNAi-related mechanisms, (2) chemical modifications to DsiRNA and DsiRNA-EX molecules that improve their suitability for therapeutic uses, (3) DsiRNA and DsiRNA-EX molecules directed to specific gene sequences and drug targets as treatments for particular diseases and (4) delivery technologies, such as in the field of lipid chemistry, lipid nanoparticles and lipid nanoparticle formulation.

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

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need to apply to our DsiRNA and DsiRNA-EX therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for DsiRNA drugs we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be unable to market products or perform research and development or other activities covered by these patents.

We license patent rights from third-party owners or licensees. If such owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.

We do, and will continue to, rely on intellectual property rights licensed from third parties to protect our technology. We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have a license from COH (on behalf of itself and IDT) to certain patent rights, which provide platform intellectual property for research and development of our DsiRNA molecules, as employed in our DCR-MYC programs and collaborative programs with KHK. Pursuant to this agreement, we have a worldwide license from COH (subject to the pre-existing non-exclusive license) for the exploitation of key intellectual property rights in this respect, and COH and IDT retain ownership of the patents and patent applications to which we are licensed under the agreement. In addition, we have an exclusive worldwide license from Tekmira and Protiva to their LNP technology for delivery of certain therapeutics to treat PH1, and Tekmira and Protiva retain ownership of their patents. This technology could be important to us as we are seeking to use it to deliver DCR-PH1 to the liver. If we are unable to do so, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We also intend to license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense our rights under our third-party licenses to KHK and may sublicense such rights to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under our collaboration agreement with KHK or result in termination of an agreement by one or more of our collaborators or any future strategic partners.

Certain third parties may also have rights in the patents related to DsiRNA included in the license granted to us by COH, including the core DsiRNA patent (U.S. 8,084,599), which could allow them to develop, market and sell product candidates in competition with ours.

To the extent that we do not have exclusive rights in the patents covered by the license granted to us by COH, we cannot prevent third parties from developing DsiRNA based product candidates in competition with ours. Prior to entering into the license with us, COH had entered into a non-exclusive license with a third party with respect to such patent rights to manufacture, use, import, offer for sale and sell products covered by the licensed patent rights for the treatment or prevention of disease in humans (excluding viruses and delivery of products into the eye or ear). While we believe that such non-exclusive license has been terminated, COH has informed us that a sublicensee to that non-exclusive license was permitted to enter into an equivalent non-exclusive license which, to our knowledge, is subsisting with Arrowhead, as successor to the non-exclusive license holder. As successor to the non-exclusive license holder, we believe that Arrowhead has substantially similar access to the same patent rights related to DsiRNA technology granted to us under our license with COH. Arrowhead is developing RNA-based therapeutics for the treatment of diseases of the liver, which may directly compete with our product candidates. In addition, the U.S. government has certain rights to the inventions covered by the patent rights and COH, as an academic research and medical center, has the right to practice the licensed patent rights for educational, research and clinical uses. If Arrowhead or another party develops, manufactures, markets and sells any product covered by the same patent rights and technologies that compete with ours, it could significantly undercut the value of any of our product candidates, which would materially adversely affect our revenue, financial condition and results of operations.

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

We or our licensors, collaborators or any future strategic partners may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. If we or our licensors, collaborators or any future strategic partners are found to infringe a third party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we or our licensors, collaborators or any future strategic partners may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we or our collaborator, or any future collaborator, may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.

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

We are also subject both in the U.S. and outside the U.S. to various regulatory schemes regarding requests for the information we provide to regulatory authorities, which may include, in whole or in part, trade secrets or confidential commercial information. While we are likely to be notified in advance of any disclosure of such information and would likely object to such disclosure, there can be no assurance that our challenge to the request would be successful.

We may be subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages and may lose valuable intellectual property rights or personnel.

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. From time to time we have received correspondence from other companies, including from Alnylam, alleging the improper use or disclosure, or inquiring regarding the use or disclosure, by certain of our employees who have previously been employed elsewhere in our industry, including with our competitors, of their former employer’s trade secrets or other proprietary information. Although no claims against us are currently pending, we may be subject to claims that these or other of our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key research personnel or their work product could hamper our ability to commercialize, or prevent us from commercializing, our product candidates, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, sampling, and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

We have very limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA as well as foreign regulatory authorities, such as the EMA. The time required to obtain FDA and foreign regulatory approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in the policy of FDA or foreign regulatory authorities during the period of product development, clinical trials and regulatory review by the FDA or foreign regulatory authorities. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign laws, regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

Because the drugs we are developing may represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. While we believe the product candidates that we are currently developing are regulated as new drugs under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products. Furthermore, in recent years, there has been increased public and political pressure on the FDA with respect to the approval process for new drugs, and the FDA’s standards, especially regarding drug safety, appear to have become more stringent.

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. Regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the FDA has the authority to require a Risk Evaluation and Mitigation Strategy (REMS) plan as part of an NDA or biologics license application (BLA) or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

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

We and our collaborators are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include, but are not limited to:

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

the Federal Food, Drug and Cosmetic Act and other laws, which prohibit use from making claims, proactively discussing, or disseminating information about off-label uses, or uses outside of our products’ approved indications, with very specific and limited exceptions;

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

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning or untitled letters;

•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on, or prohibitions against, importation or exportation of our products;

•	suspension of review or refusal to approve pending applications or supplements to approved applications;

•	exclusion from participation in government-funded healthcare programs;

•	exclusion from eligibility for the award of government contracts for our products;

•	FDA debarment;

•	suspension or withdrawal of product approvals;

•	product seizures;

•	injunctions; and

•	civil and criminal penalties and fines.

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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved drugs. Moreover, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new drugs, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates and other concessions to reduce the prices for pharmaceutical products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

We currently expect that certain/some drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if certain requirements, including the following, have been satisfied:

•	they are furnished incident to a physician’s services;

•	they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice;

•	they are included or approved for inclusion in certain Medicare-designated pharmaceutical compendia; and

•	they have been approved by the FDA.

Under current law, as a condition of receiving Medicare Part B reimbursement for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program (MDRP) and the 340B Drug Discount Program. Average prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Reimbursement rates under Medicare Part B would depend in part on whether the newly approved product would be eligible for a unique billing code. Self-administered drugs are typically reimbursed under Medicare Part D, and drugs that are administered in a hospital setting are typically reimbursed under Medicare Part A under a bundled payment. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.

For example, in the U.S., Congress passed the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Affordability Reconciliation Act (ACA), which contains provisions that affect companies in the pharmaceutical industry and other healthcare-related industries in a variety of ways. Provisions that may affect pharmaceutical companies include, but are not limited to, the following.

•	Mandatory rebates for drugs sold under the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Discount Program has been extended to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	For product candidates classified as biologics, marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it will be easier for biosimilar manufacturers to enter the market, which is likely to reduce the pricing for such products and could affect our profitability.

In addition, in recent years, U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the Budget Control Act of 2011 (BCA) called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued a sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs. Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months.

The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the legislation. Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. Further federal and state legislative, regulatory, or judicial developments are likely, and we expect ongoing initiatives in the U.S. to reduce healthcare expenditures. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

As a healthcare company, our operations, clinical trial activities and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if the company receives FDA approval for any of its products in the future. For example, if we receive FDA approval for a product for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), it would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g. the False Claims Act), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g. the Anti-Kickback Statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals (the Physician Payments Sunshine Act). We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

Similarly, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) prohibits, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. To the extent that the company acts as a business associate to a healthcare provider, the company may also be subject to the privacy and security provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect the company’s financial condition and results of operations.

Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011 (BCA) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts (sequestration) in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2013 extended sequestration for Medicare for another two years, through 2023, and a bill signed by the President on February 15, 2014, further extended these cuts for an additional year, through fiscal year 2024. On January 21, 2014, President Obama signed the fiscal year 2014 omnibus appropriations bill, modifying for fiscal year 2014 and fiscal year 2015 the cuts that went into effect under the sequester on March 1, 2013.

The situation with the federal budget remains in flux. From October 1, 2013 through October 16, 2013, the U.S. federal government ceased the majority of its operations after Congress failed to enact legislation appropriating funds for fiscal year 2014. On October 17, 2013, President Obama signed into law the Continuing Appropriations Act of 2014, which included a continuing resolution to fund the government until January 15, 2014 and suspended the statutory debt ceiling until February 7, 2014. After extending the government funding expiration date to January 18, 2014, Congress passed a $1.1 trillion spending bill that was signed into law on January 17, 2014 and funds the government through September 30, 2014. While on December 9, 2014, Congress passed the Consolidated and Further Continuing Appropriations Act of 2015, which funds the government through September 30, 2015, this new law is a temporary measure that does not resolve the debt-limit issue. Many Members of Congress have made public statements indicating that some or all of these budget-related deadlines should be used as leverage to negotiate additional cuts in federal spending. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs would be uncertain. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by the product candidate, our ability to market and derive revenue from the product candidates could be compromised.

In the event that any of our product candidates receive regulatory approval and we or others identify undesirable side effects, adverse events or other problems caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we may be required to recall the product or change the way the product is administered to patients;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be subject to fines, restitution or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may require us to implement a REMS, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product; we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through March 11, 2015, our stock had high and low closing sale prices in the range of $46.00 and $8.14 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	the success of competitive products or technologies;

•	results of preclinical and clinical studies of our product candidates, or those of our competitors, our existing collaborator or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments concerning our collaborations, including those with our sources of manufacturing supply and our commercialization partners;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements in connection with the initial public offering of our common stock with the holders of substantially all of our outstanding shares;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	general economic, industry and market conditions.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To facilitate potentially raising additional capital, contemporaneously with the filing of this Form 10-K, we are filing with the SEC a universal shelf registration statement on Form S-3 permitting the sale of 10,000,000 shares of our common stock and $50,000,000 of other securities. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. We cannot predict the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

The employment agreements with our executive officers may require us to pay severance benefits to officers who are terminated in connection with a change of control of us, which could harm our financial condition.

Our executive officers are parties to employment agreements providing, in the event of a termination of employment in connection with a change of control of us, for significant cash payments for severance and other benefits and acceleration of vesting of up to all outstanding stock options. The accelerated vesting of options could result in dilution to our existing stockholders and reduce the market price of our common stock. The payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

As of March 11, 2015, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 78.6 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company we incur, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are not currently required to comply with the SEC’s rules that implement Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)), and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404(b), we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404(b) within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404(b). If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Market.

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

We may incur significant costs from class action litigation due to our historical or expected stock volatility.

Our stock price has fluctuated and may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of our collaborators or competitors, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of pharmaceutical and biotechnology companies. This risk is especially relevant to us because pharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price has been and may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.

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

Our corporate headquarters are located in Cambridge, Massachusetts, where we lease 37,084 square feet of office and laboratory space. The lease term for our office and laboratory space in Cambridge, Massachusetts, commenced in December 2014 for a lease term of six years.

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

Market Information for Common Stock

Our common stock has been publicly traded on The NASDAQ Global Select Market under the symbol “DRNA” since January 30, 2014. Prior to that time, there was no public market for our common stock. As a result, we have not set forth information with respect to the high and low prices of our common stock for any full fiscal quarter during 2013 fiscal year. The following table sets forth the high and low sale prices per share for our common stock on The NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2014:	High	Low
First Quarter (from January 30, 2014)	$46.00	$27.11
Second Quarter	$28.25	$15.00
Third Quarter	$22.40	$12.55
Fourth Quarter	$16.82	$8.00

Holders of Record

As of March 11, 2015, there were approximately 18 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since January 30, 2014 (the date our stock became publicly traded on The NASDAQ Global Select Market) to the NASDAQ composite and NASDAQ biotechnology indices. The graph assumes an initial investment of $100 on January 30, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

The following sets forth information regarding all securities sold or granted by us during the fiscal year ended December 31, 2014, which were not registered under the Securities Act of 1933, as amended (Securities Act), and the consideration, if any, received by us for such securities.

During the twelve months ended December 31, 2014, we issued a total of 12,702 shares of common stock to Hercules Technology II, L.P. (Hercules) upon the cashless net exercise of certain warrants held by Hercules to purchase a total of 47,400 shares of our common stock at an exercise price of $25.00 per share. We deemed such issuance to be exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

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

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6.	Selected Financial Data

DICERNA PHARMACEUTICALS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Results of operations
Revenue	$—	$—	$7,015
Operating expenses:
Research and development	29,453	11,558	11,565
General and administrative	15,648	5,820	4,700

Total operating expenses	45,101	17,378	16,265

Loss from operations	(45,101)	(17,378)	(9,250)

Other income (expense):
Preferred stock warrant remeasurement	(2,559)	126	469
Loss on extinguishment of debt	(143)	(318)	—
Interest income	63	4	2
Interest expense	(199)	(952)	(1,342)

Total other income (expense)	(2,838)	(1,140)	(871)

Net loss	$(47,939)	$(18,518)	$(10,121)
Less: Accretion and dividends on redeemable convertible preferred stock	204	2,388	4,097

Net loss attributable to common stockholders	(48,143)	(20,906)	(14,218)

Net loss per share attributable to common stockholders—Basic and diluted	$(3.00)	$(709.57)	$(516.00)
Weighted average shares outstanding—Basic and diluted	16,070,054	29,463	27,554

Financial condition
Cash and cash equivalents	$26,067	$46,595	$3,670
Held-to-maturity investments	$72,556	$—	$—
Total assets	$103,605	$49,794	$10,191
Long-term debt—including of current portion	$—	$4,847	$4,660
Total stockholders’ equity / (deficit)	$98,340	$(68,919)	$(64,719)

The financial data included within the tables above should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in “Part I, Item 1A— Risk Factors.”

Overview

We are an RNA interference-based biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver and for cancers that are genetically defined. We are using our RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. In both rare diseases and oncology, we are pursuing targets that have historically been difficult to inhibit using conventional approaches, but where we believe connections between targets and diseases are well understood and documented. We aim to discover, develop and commercialize these novel therapeutics either on our own or in collaboration with pharmaceutical partners. In indications such as rare diseases in which a small sales force will suffice, we seek to retain substantially all commercial rights in key markets. In oncology and other more prevalent disease areas, we may partner our products while seeking to retain significant portions of the commercial rights in North America.

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the rare and serious inherited disorder PH1. We seek to begin clinical trials of DCR-PH1 in mid to late of 2015. We also have discovery and early development programs against a series of additional disease targets in the liver. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). We submitted an IND application for DCR-MYC for the treatment of solid tumors, multiple myeloma, and lymphoma to the U.S. Food and Drug Administration in the second quarter of 2014 and began our clinical trials of DCR-MYC shortly thereafter in the second quarter of 2014. In the fourth quarter of 2014 we initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC.

As part of our collaboration with Kyowa Hakko Kirin Co., Ltd. (KHK), a global pharmaceutical company, we are developing a product candidate that targets the oncogene KRAS, which is frequently mutated in numerous major cancers, including non-small cell lung cancer, colorectal cancer, and pancreatic cancer. KHK is responsible for global development of the KRAS program, including all development expenses. For the KRAS product candidate, we retain an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. We are also developing a product candidate targeting a cancer-related gene in collaboration with KHK. For each product candidate in our collaboration with KHK, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each such product candidate. We expect that our strategy to partner the development of product candidates will help us fund the costs of clinical development and enable us to diversify risk across a number of programs.

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through the recent initial public offering of our common stock, previous private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees and preclinical payments under our research collaboration and license agreement with KHK and from a government grant. In addition, we have borrowed under a secured term loan from Hercules Technology II, L.P. (Hercules loan) to fund our operations. More particularly, since our inception and through December 31, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of December 31, 2014, we had cash and cash equivalents and held-to-maturity investments of $98.6 million and we also had $1.4 million in assets held in restriction. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million.

On February 4, 2014, we completed the initial public offering of our common stock, in which we issued and sold a total of 6,900,000 shares of common stock, including 900,000 shares sold pursuant to the exercise in full by the underwriters of an option to purchase additional shares, at a public offering price of $15.00 per share. We received net proceeds of approximately $92.7 million after deducting the underwriting commissions and discounts and offering expenses payable by us. All of the shares of our preferred stock were converted into shares of common stock and our warrants to purchase preferred stock became exercisable to purchase common stock immediately prior to the completion of our initial public offering.

Since inception, we have incurred significant operating losses. Our net loss was $47.9 million, $18.5 million and $10.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We recognized no revenue for the years ended December 31, 2014 and 2013, respectively. We recognized revenue of $7.0 million for the year ended December 31, 2012. Our revenue to date has been generated through our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. As of December 31, 2014, we had an accumulated deficit of $133.4 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	advance our product candidates into preclinical development;

•	conduct any clinical trials of DCR-PH1, DCR-MYC and other potential product candidates;

•	continue our research and development efforts, including to expand our pipeline and to enhance our technology platform;

•	increase research and development related activities for the discovery and development of additional product candidates;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•	operate as a public company.

We do not expect to generate substantial revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which is subject to significant uncertainty and which could take several years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Until such time, if ever, that we generate product revenue and positive cash flow from operations, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our product candidates.

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of December 31, 2014, we have received total payments of $17.5 million from KHK under the research collaboration and license agreement.

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

We have paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by us under the agreement. We are further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. In addition, PBL is entitled to receive royalties on any net sale revenue of any licensed product candidates sold by us. During 2014, the Company paid $0.1 million to PBL upon the commencement of our MYC clinical trial.

In November 2014, we entered into a licensing and collaboration agreement with Tekmira to license Tekmira’s LNP delivery technology for exclusive use in our PH1 development program. We will use Tekmira’s LNP technology to deliver DCR-PH1, for the treatment of PH1. As of December 31, 2014, we paid $3.0 million in license fees. Tekmira is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This new partnership also includes a supply agreement with Tekmira providing clinical drug supply and regulatory support.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during 2014 or 2013.

We did not have revenue for the years ended December 31, 2014 and 2013.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including discovery and development of our DsiRNA and DsiRNA-EX molecules and drug delivery technologies and our research activities under our research collaboration and license agreement with KHK. Our research and development expenses include:

•	direct research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants;

•	platform-related lab expenses, including lab supplies, license fees consultants and our scientific advisory board;

•	employee-related expenses, including salaries, benefits and stock-based compensation expense; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

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

In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies, and in the first quarter of 2015 we have initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Interest expense

Interest expense consists of interest expense on our borrowings under bridge financing loans that converted into shares of our preferred stock (convertible notes), including our 2013 bridge notes financing and the Hercules loan, which was repaid in full in April 2014.

Preferred stock warrant remeasurement

Preferred stock warrant remeasurement is associated with warrants to purchase preferred stock issued to lenders under our convertible notes and the Hercules loan. The remeasurement consists of the change in value calculated using the Black-Scholes option pricing model to estimate the fair value of the warrants. We base the estimates in the Black-Scholes option pricing model, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield and the fair value of the preferred stock underlying the warrants. The remeasurement gain or loss associated with the change in the fair value of the preferred stock warrant liability each reporting period is recognized as a component of other income (expense). Upon the completion of our initial public offering on February 4, 2014, the preferred stock warrant liability was reclassified as a component of equity and is no longer subject to remeasurement. The fair value of the preferred stock warrants as of the initial public offering closing date of the initial public offering was $3.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles general accepted in the U.S. (GAAP). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue when all of the following four criteria are met: (1) persuasive evidence that an arrangement exists; (2) delivery of the products or services has occurred; (3) the selling price is fixed or determinable; and (4) collectability is reasonably assured. Multiple-deliverable arrangements, such as license and development agreements, are analyzed to determine whether the deliverables can be separated or whether they must be accounted for as a single unit of accounting. When deliverables are separable, consideration received is allocated to the separate units of accounting based on the relative selling price method and the appropriate revenue recognition principles are applied to each unit. When we determine that an arrangement should be accounted for as a single unit of accounting, we must determine the period over which the performance obligations will be performed and revenue will be recognized.

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

Preferred stock warrants liability

As of December 31, 2013, we had outstanding warrants for the purchase of shares of Series A and Series B preferred stock as well as warrants issued in the Series C bridge loan that became exercisable for shares of Series C preferred stock, (Series C warrants), upon the closing of our sale of Series C preferred stock in July 2013. We account for freestanding warrants related to shares that are redeemable or contingently redeemable, or for purchases of preferred stock that are not indexed to our stock, as liabilities. The warrants are recorded at fair value, estimated using the Black-Scholes option-pricing model, at each balance sheet date with changes in the fair value of the liability recorded in the statement of operations.

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

Net operating loss and research and development tax credit carryforwards

We file U.S. federal income tax returns, Massachusetts state tax returns. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards and were recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. As of December 31, 2014, the Company has approximately $57.8 million of federal and $53.4 million of state net operating loss carryforwards, and $1.5 million of federal and $0.9 million of Massachusetts research and development credits that expire starting in 2028. As of December 31, 2014, we had $1.2 million of unrecognized tax benefits, of which $1.2 million would affect income tax expense if recognized, before consideration of our valuation allowance.

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

Redeemable convertible preferred stock

We have issued preferred stock in the past to raise capital. We initially record preferred stock redeemable outside of our control outside of stockholders’ equity (deficit) at the value of the proceeds received or fair value, if lower, net of issuance costs. Subsequently, if it is probable that the preferred stock will become redeemable, we adjust the carrying value to the redemption value over the period from the issuance date to the earliest possible redemption date.

Stock-based compensation and common stock valuation

Stock-based compensation

We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions, including: (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market history for the trading of our common stock before and after the completion of our initial public offering and a lack of company specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including factors such as enterprise value, risk profiles, position within the industry and historical share price information, sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

Common stock valuations before the initial public offering

We have historically granted stock options at exercise prices not less than the fair value of our common stock. As there was no public market for our common stock before our initial public offering, the estimated fair value of our common stock was previously determined by our board of directors. Stock options granted after the completion of initial public offering are valued using our common stock price as stated on The NASDAQ Global Select Market on the grant date. We have periodically determined, for financial reporting purposes, the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation (Practice Aid). We performed these contemporaneous valuations as of January 31, 2012 and August 31, 2013. In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date. Within the contemporaneous valuations performed, a range of factors, assumptions and methodologies were used. The significant factors included:

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

Stock option grants on December 4, 2013 and December 30, 2013

For the stock options granted by us on December 4, 2013 and December 30, 2013, our board of directors determined that the fair value of common stock of $3.42 per share calculated in the contemporaneous valuation as of August 31, 2013 reasonably reflected the per share fair value of our common stock on each of the grant dates. However, in the context and given the anticipated proximity of our initial public offering, for financial reporting purposes, in early January 2014 we conducted a retrospective valuation as of December 31, 2013, which reasonably assumed that examination of contemporaneous information would have concluded a price range consistent with the then estimated price range for our initial public offering of $11.00 to $13.00 per share. The retrospective valuation as of December 31, 2013 indicated that the fair value of our common stock on December 31, 2013 was $7.42 per share. The valuation concluded that, with such contemporaneous information, the fair value of our common stock as of December 31, 2013 was $7.42 per share primarily due to feedback from investment bankers that we had an increased probability of executing a successful initial public offering in the first quarter of 2014 and feedback from investment bankers that public investors could potentially price our common stock in the range of $11.00 to $13.00 per share in such an initial public offering. Accordingly, we recognized a stock-based compensation charge of less than $0.1 million in relation to the December 4, 2013 and December 30, 2013 option grants for the quarter ended December 31, 2013 based on the grant date fair value of our common stock as determined by the retrospective valuation.

Held-to-Maturity Investments

We account for our investment in marketable securities in accordance with FASB ASC 320, Investments — Debt and Equity Securities. We determine the appropriate classification of investments at the time of purchase and re-evaluate such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. At December 31, 2014, all of our investments were classified as held-to-maturity.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation—Stock Compensation (ASU 2014-12). The guidance provides clarification regarding the accounting for equity awards where a performance target that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. We do not expect the standard will have an impact on our consolidated financial statements and related disclosures since we are currently accounting for these awards in a manner consistent with the new guidance.

Comparison of the years ended December 31, 2014 and 2013

The following table summarizes the results of our operations for the years ended December 31, 2014 and 2013 (in thousands, except percentages):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2014	2013
Total revenue	$—	$—	$—	—
Expenses:
Research and development	29,453	11,558	17,895	155%
General and administrative	15,648	5,820	9,828	169%

Total expenses	45,101	17,378	27,723	160%
Loss from operations	(45,101)	(17,378)	(27,723)	(160)%
Other expense	(2,838)	(1,140)	(1,698)	(149)%

Net loss	$(47,939)	$(18,518)	$(29,421)	(159)%

Revenue

We did not recognize any revenue for the years ended December 31, 2014 and 2013. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2014 and 2013 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2014	2013
Direct research and development expenses	$11,068	$4,164	$6,904
Platform-related expenses	9,984	3,492	6,492
Employee-related expenses	7,694	2,871	4,823
Facilities, depreciation and other expenses	707	1,031	(324)

Total	$29,453	$11,558	$17,895

Research and development expenses were $29.5 million and $11.6 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, direct research and development expenses increased by $6.9 million compared to the prior year as a result of the initiation of the clinical trials related to DCR-MYC and an increase in research activities related to DCR-PH1, of which $3.0 million related to license fees paid to Tekmira for the LNP delivery of DCR-PH1. For the year ended December 31, 2014, platform-related expenses increased by $6.5 million compared to the prior year primarily due to increased expenses related to discovery and early development of future programs, along with an increase in non-employee stock-based compensation of $1.7 million. Employee-related expenses increased by $4.8 million for the year ended December 31, 2014 compared to the prior year primarily due to additional hiring during the period, along with an increase in stock-based compensation of $2.4 million. Facilities, depreciation and other expenses have decreased by $0.3 million for the year ended December 31, 2014 due to a reduction in occupancy costs. We expect our research and development expenses to continue to increase in 2015 as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $15.6 million and $5.8 million for the years ended December 31, 2014 and 2013, respectively. The increase of $9.8 million, or 169 percent, was primarily due to an increase in payroll-related expenses of $3.6 million, which includes an increase in stock-based compensation of $2.6 million, an increase in professional fees of $2.9 million and an increase in non-employee stock based compensation of $1.1 million. The remaining increase in general and administrative expenses during 2014 was primarily due to the transition and increased costs associated with operating as a public company. We expect that general and administrative expenses will continue to increase in 2015 as we expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and filing fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Other expense

Other expense was $2.8 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. The increase of $1.7 million, or 149%, was primarily due to the re-measurement of the preferred stock warrant liability of $2.7 million, which was partially offset by a decrease in interest and other expense of $1.0 million. The decrease in interest expense was due to the Hercules loan being repaid in full in April 2014.

Comparison of the years ended December 31, 2013 and 2012

The following table summarizes the results of our operations for the years ended December 31, 2013 and 2012 (in thousands, except percentages):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2013	2012
Revenue:
License fee and research funding	$—	$—	$—	0%
Option exercise fees and preclinical payments	—	6,461	(6,461)	(100)%
Mutually agreed upon research	—	554	(554)	(100)%

Total revenue	—	7,015	(7,015)	(100)%
Expenses:
Research and development	11,558	11,565	(7)	0%
General and administrative	5,820	4,700	1,120	24%

Total expenses	17,378	16,265	1,113	7%
Loss from operations	(17,378)	(9,250)	(8,128)	(88)%
Other expense	1,140	871	269	31%

Net loss	$(18,518)	$(10,121)	$(8,397)	(83)%

Revenue

We recognized no revenue for the year ended December 31, 2013 and $7.0 million for the year ended December 31, 2012. The revenue recognized during the year ended December 31, 2012 related to portions of an option exercise fee and mutually agreed upon research received as part of the research collaboration and license agreement with KHK. No revenue producing events occurred during the year ended December 31, 2013. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2013 and 2012 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2013	2012
Direct research and development expenses	$4,164	$1,315	$2,849
Platform-related expenses	3,492	5,931	(2,439)
Employee-related expenses	2,871	3,264	(393)
Facilities, depreciation and other expenses	1,031	1,055	(24)

Total	$11,558	$11,565	$(7)

Research and development expenses were $11.6 million and $11.6 million for the years ended December 31, 2013 and 2012. For the years ended December 31, 2013, direct research and development expenses increased by $2.8 million compared to the prior year due to a natural shift of resources from our EnCore platform towards increased development activities in preparation for a clinical trial for DCR-MYC that was initiated in the first half of 2014. For the year ended December 31, 2013, platform-related expenses decreased by $2.4 million compared to the prior year due to the reduction in the level of spending on research and development of DsiRNA molecules and delivery technologies. For the year ended December 31, 2013, employment-related expenses decreased by $0.4 million compared to the prior year due to a realignment and reduction of staff during the year ended December 31, 2013.

General and administrative expenses

General and administrative expenses were $5.8 million and $4.7 million for the years ended December 31, 2013 and 2012. The increase of $1.1 million, or 24 percent compared to the year ended December 31, 2013, was primarily due to a $0.6 million increase in employee-related expenses and a $0.5 million increase in professional fees indirectly related to the initial public offering of our common stock. We expect general and administrative expenses to increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company.

Other expense

Other expense was $1.1 million and $0.9 million for the years ended December 31, 2013 and 2012. The increase of $0.2 million, or 31 percent compared to the year ended December 31, 2013, was primarily due to the loss on extinguishment of debt in 2013 of $0.3 million and a decrease in expense related to the remeasurement of the warrants exercisable for Series A, Series B and Series C preferred stock of $0.3 million, which were partially offset by a decrease of interest expense by $0.4 million. The loss on extinguishment related to the 2013 bridge note financing that closed in June 2013. The decrease in interest expense was due to a decrease in the Hercules loan balance outstanding at December 31, 2013 as compared to December 31, 2012.

Liquidity and Capital Resources

Since our inception and through December 31, 2014, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of December 31, 2014, we had cash and cash equivalents and held-to-maturity investments of $98.6 million and $1.4 million in assets held in restriction.

On February 4, 2014, we closed our initial public offering, in which we issued and sold a total of 6,900,000 shares of our common stock, including 900,000 shares sold pursuant to the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $15.00 per share, and received net proceeds of approximately $92.7 million after deducting underwriting commissions and discounts and offering expenses payable by us.

Contemporaneously with the filing of this Form 10-K, we are filing with the SEC a universal shelf registration statement on Form S-3 permitting the sale of 10,000,000 shares of our common stock and $50,000,000 of other securities.

In June 2011, we entered into an amendment to our original loan and security agreement with Hercules Technology II, L.P. (Hercules), pursuant to which we were entitled to borrow a term loan in the principal amount of up to $12.0 million with a floating interest rate equal to the greater of (1) 10.15 percent or (2) the sum of 10.15 percent plus the prime rate published on The Wall Street Journal minus 5.75 percent, not to exceed 12.75 percent per annum, which interest is computed daily based on the actual number of days elapsed. On April 7, 2014, we repaid the remaining amount of the Hercules loan in full for a total payment of $3.6 million. We granted Hercules a security interest in certain of our assets. In connection with the loan and security agreement, as amended, we issued to Hercules warrants to purchase 21,000 shares of Series A preferred stock and 26,400 shares of Series B preferred stock, respectively, each at an exercise price of $25.00 per share. The warrants became exercisable to purchase our common stock immediately prior to the closing of our initial public offering. On February 11, 2014, Hercules net exercised these warrants in exchange for a total of 12,702 shares of our common stock. On April 7, 2014, we repaid the remaining amount of the Hercules loan.

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

Cash flows

As of December 31, 2014, we had $98.6 million in cash and cash equivalents and held-to-maturity investments and $1.4 million in assets held in restriction.

The following table shows a summary of our cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	FOR THE YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net cash used in operating activities	$(34,764)	$(10,944)	$(15,737)
Net cash used in investing activities	(75,761)	(413)	(120)
Net cash provided by (used in) financing activities	89,997	54,282	(2,963)

Increase (decrease) in cash and cash equivalents	$(20,528)	$42,925	$(18,820)

Operating activities

Net cash used in operating activities for years ended December, 2014 and 2013 was $34.8 million and $10.9 million, respectively. The increase in cash used in operating activities of $23.8 million was due primarily to an increase in our net loss of $29.4 million, partially offset by non-cash items and changes in working capital totaling $5.6 million, including a payment of $5.0 million received in 2013 under a license agreement related to an option exercise fee and preclinical payments earned in December 2012.

Net cash used in operating activities was $10.9 million and $15.7 million for the years ended December 31, 2013 and 2012. The decrease in cash used in operating activities of $4.8 million was primarily due to a decrease in our research collaboration and license agreement receivable of $5.0 million for the twelve months ended December 31, 2013 related to an option exercise fee and preclinical payments earned in December 2012 but not collected until 2013, which was partially offset by an increase in working capital and other non-cash items of $0.2 million for the twelve months ended December 31, 2013.

Investing activities

Net cash used in investing activities for the years ended December 31, 2014 and 2013 was $75.8 million and $0.4 million, respectively. Net cash used in investing activities for the periods presented relates to net purchases of held-to-maturity investments, purchases of property and equipment, primarily laboratory equipment, and an increase in assets held in restriction.

Net cash used in investing activities for the years ended December 31, 2013 and 2012 was $0.4 million and $0.1 million, respectively. Net cash used in investing activities for the periods presented relates entirely to purchases of property and equipment, mostly laboratory equipment.

Financing activities

Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $90.0 million and $54.3 million, respectively. In 2014, net proceeds from our initial public offering was $94.1 million and proceeds from other issuance of common stock was $0.9 million, partially offset by the repayment of and principal payments related to the Hercules loan for $5.0 million. In 2013, we had net proceeds of $56.8 million from the issuance of redeemable convertible preferred stock and net proceeds of $3.0 million from a bridge loan financing, which were offset by $4.1 million of repayments on long-term debt, and $1.4 million of deferred issuance payments.

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

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We believe that our cash and cash equivalents as of December 31, 2014 excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements through 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of December 31, 2014 (in thousands).

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$10,691	$2,101	$3,702	$3,307	$1,581

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our former office and laboratory space in Watertown, Massachusetts, as amended on July 3, 2013, that expires on November 30, 2016 with an average rent of approximately $51 per month, and lease payments under a non-cancelable operating lease for our current office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $134 per month.

We also have obligations to make future payments to COH, PBL and Carnegie Institution of Washington that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not probable and estimable.

Off-balance Sheet Arrangements

We view our operations and manage our business as comprising of one segment, which is the discovery, research and development of treatments based on our RNAi technology platform.

Segment Reporting

We view our operations and manage our business as one segment, which is the discovery, research and development of treatments based on our RNAi technology platform.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2014, we had cash and cash equivalents and held-to-maturity investments of $98.6 million and as of December 31, 2013, we had cash and cash equivalents of $46.6 million consisting of an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including U.S. treasury securities and government agency bonds.

Item 8.	Financial Statements and Supplementary Data

DICERNA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dicerna Pharmaceuticals, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Dicerna Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dicerna Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 12, 2015

DICERNA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

(In thousands, except share data and par value)

	DECEMBER 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,067	$46,595
Held-to-maturity investments	70,055	—
Prepaid expenses and other current assets	1,194	2,058

Total current assets	97,316	48,653
NONCURRENT ASSETS:
Property and equipment—net	2,165	877
Held-to-maturity investments	2,501	—
Assets held in restriction	1,380	264
Other assets	243	—

Total noncurrent assets	6,289	1,141

TOTAL ASSETS	$103,605	$49,794

LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,237	$1,700
Accrued expenses and other current liabilities	3,845	1,286
Deferred rent	77	105
Current portion of long-term debt	—	4,587

Total current liabilities	5,159	7,678
NONCURRENT LIABILITIES:
Security deposit	106	—
Long-term debt—net of current portion	—	260
Preferred stock warrant liability	—	529

Total noncurrent liabilities	106	789

TOTAL LIABILITIES	5,265	8,467

COMMITMENTS AND CONTINGENCIES (Note 14)
REDEEMABLE CONVERTIBLE PREFERRED STOCK, $0.0001 PAR VALUE—AUTHORIZED 11,070,000 SHARES:
Series A—No shares designated, issued and outstanding at December 31, 2014 and 880,000 shares designated; 855,996 shares issued and outstanding at December 31, 2013, (aggregate liquidation preference of $21,400 at December 31, 2013)	—	21,400
Series B—No shares designated, issued and outstanding at December 31, 2014 and 1,190,000 shares designated, 1,162,021 shares issued and outstanding at December 31, 2013, (aggregate liquidation preference of $29,050 at December 31, 2013)	—	29,050
Series C—No shares designated, issued and outstanding at December 31, 2014 and 9,000,000 shares designated; 8,571,417 shares issued and outstanding at December 31, 2013, (aggregate liquidation preference of $60,000 at December 31, 2013)	—	59,796
STOCKHOLDERS’ EQUITY / (DEFICIT):
Preferred stock, $0.0001 par value—5,000,000 shares and no shares authorized at December 31, 2014 and December 31, 2013, respectively; no shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.0001 par value—150,000,000 and 15,000,000 shares authorized; 17,786,867 and 38,226 shares issued and outstanding at December 31, 2014 and 2013, respectively	3	1
Additional paid-in capital	231,741	16,545
Accumulated deficit	(133,404)	(85,465)

Total stockholders’ equity / (deficit)	98,340	(68,919)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY / (DEFICIT)	$103,605	$49,794

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

(In thousands, except share data and per share data)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Revenue	$—	$—	$7,015
Operating expenses:
Research and development	29,453	11,558	11,565
General and administrative	15,648	5,820	4,700

Total operating expenses	45,101	17,378	16,265

Loss from operations	(45,101)	(17,378)	(9,250)

Other income (expense):
Preferred stock warrant liability remeasurement	(2,559)	126	469
Loss on extinguishment of debt	(143)	(318)	—
Interest income	63	4	2
Interest expense	(199)	(952)	(1,342)

Total other income (expense)	(2,838)	(1,140)	(871)

Net loss	$(47,939)	$(18,518)	$(10,121)
Less: Accretion and dividends on redeemable convertible preferred stock	204	2,388	4,097

Net loss attributable to common stockholders	(48,143)	(20,906)	(14,218)
Net loss per share attributable to common stockholders—basic and diluted	$(3.00)	$(709.57)	$(516.00)
Weighted average shares outstanding—basic and diluted	16,070,054	29,463	27,554

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity / (Deficit)

For the years ended December 31, 2014, 2013 and 2012

(In thousands, except share data and par value)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY / (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE—January 1, 2012	855,996	$27,990	1,162,021	$32,161	—	—	27,522	$1	—	$(50,634)	$(50,633)
Accretion of preferred stock issuance costs	—	26	—	35	—	—	—	—	(61)	—	(61)
Accrued dividends	—	1,712	—	2,324	—	—	—	—	(71)	(3,965)	(4,036)
Vesting of restricted common stock	—	—	—	—	—	—	50	—	2	—	2
Stock-based compensation	—	—	—	—	—	—	—	—	123	—	123
Exercise of common stock options	—	—	—	—	—	—	281	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	(10,121)	(10,121)

BALANCE—December 31, 2012	855,996	29,728	1,162,021	34,520	—	—	27,853	1	—	(64,720)	(64,719)
Issuance of Series C preferred stock, net of issuance costs of $220	—	—	—	—	8,142,891	56,780	—	—	—	—	—
Issuance of Series C preferred stock, in satisfaction of bridge loan	—	—	—	—	428,526	3,000	—	—	—	—	—
Accretion of preferred stock issuance costs	—	47	—	58	—	16	—	—	(121)	—	(121)
Accrued dividends	—	962	—	1,305	—	—	—	—	(40)	(2,227)	(2,267)
Deemed contribution of preferred stockholders	—	(9,337)	—	(6,833)	—	—	—	—	16,170	—	16,170
Vesting of restricted common stock	—	—	—	—	—	—	15	—	—	—	—
Repurchase of unvested restricted common stock	—	—	—	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	—	—	495	—	495
Exercise of common stock options	—	—	—	—	—	—	10,358	—	46	—	46
Net loss	—	—	—	—	—	—	—	—	—	(18,518)	(18,518)

BALANCE—December 31, 2013	855,996	21,400	1,162,021	29,050	8,571,417	59,796	38,226	1	16,545	(85,465)	(68,919)
Issuance of Common Stock from initial public offering, net of underwriting fees and issuance costs of $10,751	—	—	—	—	—	—	6,900,000	1	92,749	—	92,750
Net exercise of common stock warrant	—	—	—	—	—	—	12,702	—	—	—	—
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—	—	—	3,088	—	3,088
Accretion of preferred stock issuance costs	—	—	—	—	—	204	—	—	(204)	—	(204)
Conversion of preferred stock to common stock	(855,996)	(21,400)	(1,162,021)	(29,050)	(8,571,417)	(60,000)	10,589,434	1	110,451	—	110,452
Vesting of restricted common stock	—	—	—	—	—	—	4,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	8,237	—	8,237
Exercise of common stock options	—	—	—	—	—	—	239,853	—	824	—	824
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	2,652	—	51	—	51
Net loss	—	—	—	—	—	—	—	—	—	(47,939)	(47,939)

BALANCE—December 31, 2014	—	$—	—	$—	—	$—	17,786,867	$3	$231,741	$(133,404)	$98,340

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(In thousands)

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,939)	$(18,518)	$(10,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred revenue	—	—	(1,014)
Depreciation and amortization	848	740	776
Stock-based compensation	8,237	495	125
Loss on extinguishment of debt	143	318	—
Increase (Decrease) in fair value of preferred stock warrant	2,559	(126)	(469)
Changes in operating assets and liabilities:
Research and license receivable	—	5,018	(4,857)
Prepaid expenses and other assets	(1,171)	57	28
Accounts payable	(97)	116	(216)
Accrued expenses and other liabilities	2,684	1,016	49
Deferred rent	(28)	(60)	(38)

Net cash used in operating activities	(34,764)	(10,944)	(15,737)

CASH FLOWS FROM INVESTING ACTIVITIES—
Changes in assets held in restriction	(1,116)	—	—
Purchases of property and equipment	(2,013)	(413)	(120)
Maturities of held-to-maturity investments	9,995	—	—
Purchases of held-to-maturity investments	(82,627)	—	—

Net cash used in investing activities	(75,761)	(413)	(120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	875	46	7
Net proceeds from initial public offering	94,148	—	—
Repurchase of restricted common stock	—	(5)	—
Payments of deferred issuance costs	—	(1,399)	—
Proceeds from issuance of redeemable convertible preferred stock	—	57,000	—
Redeemable preferred stock issuance costs	—	(220)	—
Proceeds from bridge loan financing	—	3,000	—
Payments of long-term debt fees	—	—	(136)
Repayments of long-term debt principal	(5,026)	(4,140)	(2,834)

Net cash provided by (used in) financing activities	89,997	54,282	(2,963)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,528)	42,925	(18,820)
CASH AND CASH EQUIVALENTS—Beginning of year	46,595	3,670	22,490

CASH AND CASH EQUIVALENTS—End of year	$26,067	$46,595	$3,670

NONCASH FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$204	$2,388	$4,097

Deemed contribution of preferred stockholders	$—	$16,170	$—

Conversion of bridge loan financing	$—	$3,000	$—

Tenant allowances	$—	$104	$—

SUPPLEMENTAL CASH FLOW INFORMATION—
Warrant conversion to common stock	$3,088	$—	$—

Cash paid for interest	$194	$771	$1,123

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(In thousands, except share and per share data)

1. Nature of Business and Basis of Presentation

Nature of business

Dicerna Pharmaceuticals, Inc., and its subsidiaries, (the Company) is a biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver and for cancers that are genetically defined. The Company is using its proprietary RNA interference, (RNAi), technology platform, which the Company believes improves on existing RNAi technologies, to build a broad pipeline in these therapeutic areas. The Company intends to discover, develop and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners.

The Company continues to be subject to a number of risks common to companies in similar stages of development. Principal among these risks are the uncertainties of technological innovations, which are particularly high in the field of drug discovery and development, dependence on key individuals, development of the same or similar technological innovations by the Company’s competitors and protection of proprietary technology. The Company’s ability to fund its planned preclinical and clinical operations, including completion of its planned trials, is expected to depend on the amount and timing of cash receipts under its existing collaboration agreement, as well as any future collaboration or product sales and financing transactions.

In February 2014, the Company completed the sale of 6,900,000 shares of common stock in its initial public offering (IPO) at a price to the public of $15.00 per share, resulting in net proceeds to the Company of $92,750 after deducting underwriting discounts and commissions of $7,245 and offering expenses of $3,506. The Company’s common stock began trading on the NASDAQ Global Market under the symbol “DRNA” on January 31, 2014. In connection with the close of the IPO, all of the outstanding shares of Series A mandatorily redeemable, convertible preferred stock (Series A preferred stock), Series B mandatorily redeemable, convertible preferred stock (Series B preferred stock) and Series C mandatorily redeemable, convertible preferred stock (Series C preferred stock) were converted into shares of common stock on a one-for-one basis immediately prior to the closing of the IPO. Following these transactions, the Company had a total of 17,786,867 shares of common stock issued and outstanding as of December 31, 2014. The significant increase in the shares outstanding in 2014 has impacted the year over year comparability of the Company’s net loss per share calculations.

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

Significant judgments and estimates

The preparation of these financial statements is in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluate judgments and estimates, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. The Company base estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.

Cash equivalents

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds as of December 31, 2014 and 2013 and are valued at cost, plus accrued interest, which approximates fair value.

Held-to-Maturity Investments

The Company accounts for its investments in marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. At December 31, 2014, all of the Company’s investments are classified as held-to-maturity.

Assets held in restriction

As of December 31, 2014, assets held in restriction are comprised of two certificates of deposit that mature annually, and secure the Company’s outstanding letters of credit of $1,116 and $264 for the operating leases for office and laboratory space. The letters of credit are required to be maintained throughout the term of the Company’s leases which expire on December 1, 2020 and November 30, 2016, respectively. As of December 31, 2013, assets held in restriction is comprised of one certificate of deposit securing the Company’s outstanding letter of credit of $264, as noted above.

Concentrations of credit risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, assets held in restriction and held-to-maturity investments. All of the Company’s cash and cash equivalents, assets held in restriction and held-to-maturity investments are invested in money market funds or U.S. Treasury or agency securities that management believes to be of high credit quality. During 2012, one counterparty accounted for all of the Company’s revenue.

Deferred stock issuance costs

Deferred stock issuance costs, which consisted of direct incremental legal and professional accounting fees relating to the Company’s IPO, totaling $1,784, were initially capitalized in 2013 and subsequently offset against IPO proceeds in 2014, when the offering became effective. No amounts were deferred as of December 31, 2014.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value of the related asset. For the years ended December 31, 2014, 2013 and 2012, no impairments have been recorded.

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

Segment and geographic information

Operating segments are defined as components (business activity from which it earns revenue and incurs expenses) of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company, through its Chief Executive Officer in his role as chief operating decision maker, views its operations and manages its business as one operating segment. All material long-lived assets of the Company are located in the United States.

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

Preferred stock warrant liability

Freestanding warrants related to shares that are redeemable, contingently redeemable, or for purchases of preferred stock that are not indexed to the Company’s own stock are classified as a liability on the Company’s balance sheet. The preferred stock warrants were recorded at fair value, estimated using the Black-Scholes option-pricing model for the year ended December 31, 2013 and until the conversion date of February 4, 2014, and marked to market at each balance sheet date with changes in the fair value of the liability recorded in the statements of operations. After the closing of the IPO, the preferred stock warrants were no longer classified as a liability subject to remeasurement as the preferred stock warrants became warrants to purchase shares of common stock. The Company classified the liability as noncurrent at December 31, 2013. There were no preferred stock warrants outstanding as of December 31, 2014.

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

Redeemable convertible preferred stock

The Company initially records preferred stock that may be redeemed at the option of the holder or based on the occurrence of events not under the Company’s control outside of stockholders’ equity (deficit) at the value of the proceeds received or fair value, if lower, net of issuance costs. Subsequently, if it is probable that the preferred stock will become redeemable, the Company adjusts the carrying value to the redemption value over the period from the issuance date to the earliest possible redemption date using the effective interest method. If it is not probable that the preferred stock will become redeemable, the Company does not adjust the carrying value. In the absence of retained earnings these accretion charges are recorded against additional paid-in-capital, if any, and then to accumulated deficit.

Common stock valuation

Due to the absence of an active market for the Company’s common stock prior to the IPO, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation , to estimate the fair value of its common stock. In determining the exercise prices for options granted, the Company has considered the fair value of the common stock as of the measurement date. The fair value of the common stock has been determined at each award grant date based upon a variety of factors, including the illiquid nature of the common stock, arm’s-length sales of the Company’s capital stock (including redeemable convertible preferred stock), the effect of the rights and preferences of the preferred stockholders, and the prospects of a liquidity event. Among other factors are the Company’s financial position and historical financial performance, the status of technological developments within the Company’s research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition, and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

Stock-based compensation

The Company accounts for stock options granted as share-based payments at fair value, which is measured using the Black-Scholes option pricing model. The fair value measurement date for employee awards is the date of grant. The fair value measurement date for nonemployee awards is generally the date the performance of services is completed. Share-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards.

For performance-based stock awards, compensation costs are first recorded when the Company determines that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the probable date, the Company records a cumulative expense catch-up, with the remaining compensation cost being amortized over the remaining vesting period.

The Company accounts for restricted stock awards granted to employees at fair value, which is measured based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. The compensation costs are recognized over the vesting period, commencing when the Company determines that it is probable that the awards will vest.

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

Net loss per common share

The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. During periods where the Company earns net income, the Company allocates participating securities a proportional share of net income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s preferred stock and vested restricted stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods where the Company incurred net loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of stock options, warrants and unvested restricted stock that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Comprehensive loss

The Company has no comprehensive loss items other than net loss.

Guarantees and indemnifications

The Company is not a guarantor under any agreements.

The Company leases office space under an operating lease. The Company has standard indemnification arrangements under these leases that require the Company to indemnify the landlord against losses, liabilities, and claims incurred in connection with the premises covered by the Company’s lease, the Company’s use of the premises, property damage or personal injury, and breach of the agreement.

Through December 31, 2014, the Company had not experienced any losses related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not expect material claims related to this indemnification obligation, and consequently, concluded that the fair value of this obligation is negligible and no related liabilities were established.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation—Stock Compensation (ASU 2014-12). The guidance provides clarification regarding the accounting for equity awards where a performance target that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The Company does not expect the standard will have an impact on the Company’s consolidated financial statements and related disclosures since the Company currently accounting for these awards in a manner consistent with the new guidance.

3. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Net loss	$(47,939)	$(18,518)	$(10,121)
Accretion of preferred stock issuance costs to redemption value	(204)	(121)	(61)
Accrued dividends on preferred stock	—	(2,267)	(4,036)

Net loss attributable to common stockholders—basic and diluted	$(48,143)	$(20,906)	$(14,218)

Weighted-average number of common shares—basic and diluted	16,070,054	29,463	27,554
Net loss per share attributable to common stockholders—basic and diluted	$(3.00)	$(709.57)	$(516.00)

The following potentially dilutive securities outstanding, prior to the application of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because such securities had an anti-dilutive impact due to the losses reported:

	FOR THE YEARS ENDING DECEMBER 31,
	2014	2013	2012
Options to purchase common stock	2,764,144	403,959	25,512
Warrants to purchase common stock	80,722	2,198	2,198
Warrants to purchase redeemable convertible preferred stock	12,763	91,543	47,400
Redeemable convertible preferred stock	1,015,426	5,634,458	2,018,017
Unvested restricted stock	92,932	7	152

4. Held-to-maturity Investments

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

The following tables provide information relating to held-to-maturity investments at December 31, 2014:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$72,556	$2	$(26)	$72,532

Total held-to-maturity investments	$72,556	$2	$(26)	$72,532

The amortized cost and fair value of held-to-maturity investments by contractual maturities at December 31, 2014, are as follows:

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$70,055	$70,030
Maturing after one year through two years	2,501	2,502

Total	$72,556	$72,532

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	AS OF DECEMBER 31,
	2014	2013
Prepaid expenses	$1,115	$261
Interest receivable	55	—
Debt issuance costs	—	12
Deferred stock issuance costs	—	1,784
Other current assets	24	1

Prepaid expenses and other current assets	$1,194	$2,058

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	AS OF DECEMBER 31,
	2014	2013
Office and computer equipment	$503	$253
Laboratory equipment	3,209	1,988
Leasehold improvements	887	670
Furniture and fixtures	624	299

Property and equipment—at cost	5,223	3,210
Less accumulated depreciation	(3,058)	(2,333)

Property and equipment—net	$2,165	$877

Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $725, $523 and, $551, respectively.

7. Long-term Debt

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

The unamortized discount related to the Hercules loan of $143 was reflected as a loss on extinguishment of the Hercules loan in the accompanying statement of operations, when the loan was repaid.

In connection with the Hercules loan, the Company issued warrants to Hercules for the purchase of an aggregate of 21,000 shares of the Series A preferred stock and 26,400 shares of the Series B preferred stock each at an exercise price of $25.00 per share. Immediately prior to the closing of the IPO on February 4, 2014, all of the outstanding shares of the Series A, Series B and Series C preferred stock were automatically converted into shares of common stock on an one-for-one basis. On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of the Company’s common stock. The fair value of the warrants was classified as a liability in the accompanying consolidated balance sheet as of December 31, 2013. After the conversion of Series A and Series B preferred stock, the fair value of the warrants was reclassified as a part of stockholders’ equity / (deficit). The remeasurement of the liability continued until the date of the closing of the IPO. The estimated fair value of the outstanding Hercules warrants as of the IPO closing date was $765 and $94 as of December 31, 2013. The estimated fair values were determined using the Black-Scholes option-pricing model with the following assumptions:

	FEBRUARY 4, 2014	DECEMBER 31, 2013
Stock price	$32.66	$9.09
Expected option term (in years)	3.0	3.6 – 4.1
Expected volatility	62%	59 – 64%
Risk-free interest rate	0.7%	1.0 – 1.2%
Expected dividend yield	0.0%	0.0%

There were no Series A and Series B warrants outstanding at December 31, 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $(671) and $237 for the years ended December 31, 2014 and 2013, respectively.

8. Bridge Loan Financing

On June 26, 2013, the Company issued convertible notes and warrants for the purchase of preferred stock in the next qualified financing to then existing preferred and common stockholders for approximately $3,000 (bridge loan financing). The notes were due to mature on June 26, 2018, unless previously converted or repaid. In the event the Company were to obtain financing through the issuance of equity securities, including an IPO, prior to the maturity date, the notes would automatically convert into shares of the equity issued in such a qualified financing and at the lowest price per share of the equity securities issued and sold in that financing. If a liquidation event were to occur prior to June 26, 2018, the notes could be converted at the option of the holder for an amount equal to two times the outstanding principal balance of the notes in cash or the issuance of Series B preferred stock equal to the outstanding principal balance of the notes divided by 0.9. The notes had an interest rate of 7% per year, payable at the earlier of the notes’ conversion or maturity.

The purpose of this bridge loan financing was to provide operating cash to the Company until it completed the issuance of the Series C in July 2013, at which time the notes were converted into 428,526 shares of Series C preferred shares at $7.00 per share and the related accrued interest of $20 became payable.

In connection with the issuance of the bridge loan financing, the Company issued warrants for the purchase of an aggregate of 85,703 shares of the Company’s preferred stock in the next qualified financing at an exercise price of $7.00 per share. The warrants are immediately exercisable and expire 5 years from the date of issuance. The Company estimated the fair value of the warrants at the date of issuance to be $324. The fair value of the warrants was recorded as a discount to the convertible notes upon issuance, and was initially classified as a liability in the accompanying consolidated balance sheets. The issuance date fair value was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 1.2%, expected life of 5 years, volatility of 64%, and no expected dividends. After the conversion of Series C preferred stock, the fair value of the warrants related to Series C preferred stock outstanding immediately prior to the closing of the IPO was reclassified as a part of stockholders’ equity (deficit). The remeasurement of the Series C preferred stock warrant liability continued until the closing date of the IPO.

The estimated fair value of the outstanding Series C warrants at of the IPO closing date and December 31, 2013 was $2,323 and $435, respectively. The estimated fair values were determined using the Black-Scholes option-pricing model with the following assumptions:

	FEBRUARY 4, 2014	DECEMBER 31, 2013
Stock price	$32.66	$8.84
Expected option term (in years)	4.4	4.5
Expected volatility	65%	64%
Risk-free interest rate	1.5%	1.3%
Expected dividend yield	0.0%	0.0%

There were no Series C warrants outstanding at December 31, 2014. As of the closing of the IPO on February 4, 2014, the conversion of Series C preferred stock into common stock triggered the conversion all Series C warrants into common share warrants. As of December 31, 2014 there were 85,703 common share warrants outstanding.

The adjustment to this preferred stock warrant liability was recorded in other income (expense) and for the years ended December 31, 2014, and 2013 amounted to $(1,888) and $(111), respectively.

The bridge loan discount was amortized to interest expense using the effective interest method over the loan repayment term, and the unamortized discount of $318 was reflected as a loss on extinguishment of the bridge loan in the accompanying statement of operations, when the notes were converted to Series C in July 2013.

9. Revenue

In December 2009, the Company entered into a research collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) for the research, development and commercialization of drug delivery systems and DsiRNA pharmaceuticals for therapeutic targets primarily in oncology. The Company granted KHK an exclusive, worldwide, royalty-bearing and sub-licensable license to the DsiRNA and drug delivery technologies and intellectual property for certain selected DsiRNA-based compounds. Under the agreement, KHK is responsible for activities to develop, manufacture and commercialize the selected DsiRNA-based compounds and pharmaceutical products containing such compounds.

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

The performance period is the expected period over which the services of the combined unit are performed which spans from the contract inception through the end of 2011. The Company received cash payments of $5,000 and $1,000 in 2013 and 2012, respectively, under the research collaboration and license agreement with KHK, which amounts included license fees, option exercise fees and research funding.

The Company has no further obligations under the research collaboration and license agreement related to the KRAS target or the additional target.

The Company recognized option and milestone payments of $0 and $7,015 in 2013 and 2012, respectively, related to the exercise of substantive options and milestones when the milestone and options were achieved and performance related to such milestones was completed.

The Company has not recognized or received cash payments from partners during the year ended December 31, 2014.

10. Redeemable Convertible Preferred Stock

The consummation of the IPO on February 4, 2014 resulted in the conversion of all of the shares of the Company’s Series A, Series B and Series C preferred stock into shares of common stock. Each share of Series A, Series B and Series C preferred stock was automatically converted into common stock on a one-for-one basis.

Prior to conversion, the Company had classified the preferred stock outside of stockholders’ equity / (deficit) because the preferred stock contained redemption features that were not solely within the Company’s control.

There was no preferred stock issued or outstanding as of December 31, 2014.

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

Dividends

The holders of Series A and Series B were entitled to receive cumulative dividends at the rate of $2.00 per share per annum in preference to any dividends on common stock, payable only when and if declared by the Board of Directors. Dividends accrued daily in arrears and are not compounded, whether or not declared by the Board of Directors. As of December 31, 2013, no dividends had been declared.

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

Modification of Series A and Series B rights and preferences

The aforementioned modification of the Series A and Series B rights and preferences was reflected as a deemed contribution by the Series A and Series B preferred stockholders of their forfeited rights to the accrued dividends on the modification date. On July 25, 2013, the carrying amount of the Series A and Series B preferred stock immediately preceding the modification included $16,170 of accrued dividends. The resulting deemed contribution was recorded as a $16,170 increase to additional paid-in capital.

11. Common Stock and Stock Option Plan

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

Stock option plan

On July 1, 2007, the Board of Directors approved the 2007 Employee, Director, and Consultant Stock Plan, which provides for the grant of qualified incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and nonemployees. On May 5, 2010, the Board of Directors approved the Fourth

Amended and Restated 2007 Employee, Director, and Consultant Stock Plan, which authorizes further issuances of up to 30,254 shares of the Company’s common stock. On October 14, 2010, the Board of Directors approved the retirement of the 2007 Employee, Director and Consultant Stock Plan and adopted the 2010 Employee Director and Consultant Equity Incentive Plan (the “2010 Plan”). The 2010 Plan, as adopted, authorizes further issuances of up to 45,214 shares of the Company’s common stock. On February 9, 2012, the Board of Directors approved an amendment to the 2010 Plan to increase the number of shares authorized for purchase by 4,800 shares, thereby providing for the purchase of up to 49,014 shares of the Company’s common stock. On July 30, 2013, the Board of Directors approved an amendment to the 2010 Plan to increase the number of shares authorized for purchase by 1,715,851 shares, thereby providing for the purchase of up to 1,764,865 shares of the Company’s common stock. The stock options generally vest 25% after 12 months, followed by ratable vesting over 36 months and expire 10 years from the grant date. On January 14, 2014, the Board of Directors approved the retirement of the 2010 Employee, Director and Consultant Stock Plan and adopted the 2014 Performance Incentive Plan (the “2014 Plan”). The 2014 Plan, as adopted, authorizes the issuances of up to 1,900,000 shares of the Company’s common stock, with an additional 4% of the total outstanding common shares becoming available at each year ending December 31. The stock options generally vest 25% after 12 months, followed by ratable vesting over 36 months and expire 10 years from the grant date.

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

The assumptions used in the Black-Scholes option-pricing model for stock options granted during the years ended December 31, 2014, 2013 and 2012 are as follows:

	DECEMBER 31,
	2014	2013	2012
Expected option term (in years)	5.5 – 6.3	6.0	6.0
Expected volatility	64% – 65%	64% – 69%	64%
Risk-free interest rate	1.7% – 2.0%	1.2% – 1.9%	0.7%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $9.62, $2.52, and $30.00 per share, respectively. As of December 31, 2014, there was $18,284 of unrecognized compensation cost related to unvested employee stock options which are expected to be recognized over a weighted-average period of approximately 3 years. The intrinsic value of stock options exercised was $3,241, $0 and $7 for the years ended December 31, 2014, 2013 and 2012, respectively. Cash received from stock option exercises for the year ended December 31, 2014 was $824.

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

A summary of stock option activity for employee and nonemployee awards under the Plan are presented below:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)
OUTSTANDING—January 1, 2014	1,610,139	$3.42	9.7
Granted	2,311,306	15.96
Exercised	(239,853)	3.44
Forfeited	(76,879)	11.72

OUTSTANDING—December 31, 2014	3,604,713	11.28	9.1

EXERCISABLE—December 31, 2014	787,661	7.52	8.8
Vested and expected to vest as of December 31, 2014	3,603,566	$11.28	9.1

Under the Company’s 2014 stock option plans, the Company has reserved 61,694 shares of common stock for future issuance at December 31, 2014.

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

There were no such grants in 2014 and 2012. In 2013, the Company granted stock options to purchase 132,500 shares of common stock to nonemployees with an initial fair value of $337. The Company has recorded a stock-based compensation expense of $1,887, $23 and a stock-based compensation credit of $19 during the years ended December 31, 2014, 2013 and 2012, respectively. Compensation expense is subject to remeasurement until the stock options vest. The assumptions used to estimate fair value were as follows:

	DECEMBER 31,
	2014	2013	2012
Stock price	$9.37 – 41.12	$7.42	$0.06
Expected option term (in years)	0.25 – 6.86	7.0	7.0
Expected volatility	56% – 68%	66%	66%
Risk-free interest rate	0.1% – 2.3%	2.8%	1.7%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2014, there were 26,250 unvested stock options. The remaining unrecognized compensation cost related to unvested nonemployee stock options is dependent on the valuation inputs used on each remeasurement date and will be recognized over a weighted-average period of thirty months.

Restricted common stock

During 2007, the Company issued a total of 320 shares of the Company’s common stock to a scientific advisor of the Company as consideration for services. The fair value of these shares was $8 at the grant date. Restricted common stock, prior to vesting, are subject to repurchase and transfer restrictions that lapsed in November 2011. As of December 31, 2014 and 2013, there was no remaining restricted common stock subject to repurchase. The Company has recorded stock-based compensation expense of $211, $0 and $3 in 2014, 2013 and 2012, respectively, associated with the vesting of restricted stock awards. In June 2011, the Company issued 200 shares of common stock of the Company’s common stock to a scientific advisor of the Company at a purchase price of

$50.00 per share. The fair value of the common stock was $10 at the vesting date. The restricted common stock, prior to vesting, is subject to repurchase and transfer restrictions that lapse ratably over 48 months beginning in July 2011. As of December 31, 2012, there were 125 common stock subject to repurchase at $50.00 per share. In July 2013, the Company repurchased 100 unvested restricted common stock from the scientific advisor at a price of $50.00 per share. During 2014, the Company issued a total of 44,000 shares of the Company’s restricted common stock. The fair value of these shares were $709 at the grant date.

As of December 31, 2014 the unrecognized compensation cost related to restricted common stock was $498. As of December 31, 2013, there was no unrecognized compensation cost related to restricted common stock. The total fair value of restricted stock awards that vested during the years ended December 31, 2014, 2013 and 2012 (measured on the date of vesting) was $57, $1 and $3

A summary of the Company’s restricted common stock is presented below:

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested—January 1, 2014	—	$—
Issued	44,000	16.30
Vested	(4,000)	14.34

Nonvested—December 31, 2014	40,000	$16.30

Stock-based compensation expense is classified in the statements of operations as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Research and development	$4,183	$124	$14
General and administrative	4,054	371	111

Total	$8,237	$495	$125

12. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumption the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs, such as unadjusted quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis as at December 31, 2014 and 2013 are presented below:

Description	At December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$20,425	$20,425	$—	$—
Held-to-maturity investments
U.S. treasury securities and government agency bonds	72,532	—	72,532	—
Assets held in restriction
Certificates of deposit	1,380	—	1,380	—

Total	$94,361	$20,425	$73,936	$—

Description	At December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Cash equivalents	$46,041	$46,041	$—	$—
Assets held in restriction
Certificates of deposit	264	—	264	—
Long-term debt	4,847	—	4,847	—
Preferred stock warrant liability	529	—	—	529

Total	$51,681	$46,041	$5,111	$529

The Company’s cash equivalents, primarily money market accounts are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of December 31, 2014 and 2013, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of December 31, 2014 and 2013, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of December 31, 2014.

The Company’s long-term debt bore an interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value for these instruments also approximated their fair value. There was no debt outstanding as of December 31, 2014.

For the years ended December 31, 2014 and 2013, there were no transfers between Level 1 and Level 2.

The fair value of the preferred stock warrant liability was determined using the Black-Scholes option-pricing model for the years ended December 31, 2013 and 2012 and until the IPO conversion date of February 4, 2014. The fair value of the preferred stock warrant was based significantly on the fair value of the preferred stock, which was developed using unobservable inputs, and was classified within Level 3.

After the closing of the IPO, the remaining preferred stock warrant liability was no longer subject to re-measurement as the warrants to purchase the Company’s preferred stock became warrants to purchase shares of the Company’s common stock. As of the IPO closing date, the fair value of the preferred stock warrants was based significantly on the fair value of the Company’s publicly traded common stock and other observable inputs and was reclassified to Level 2. There were no preferred stock warrants outstanding as of December 31, 2014.

The following table provides a roll-forward of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

BALANCE—January 1, 2012	$800
Change in fair value of warrant liability	(469)

BALANCE—December 31, 2012	331
Issuance of preferred stock warrants	324
Change in fair value of warrant liability	(126)

BALANCE—December 31, 2013	529
Change in fair value of warrant liability	2,559
Transfers to Level 2	(3,088)

BALANCE—December 31, 2014	$—

The preferred stock warrant liability will increase or decrease each period based on the fluctuations of the fair value of the underlying preferred stock. A significant fluctuation in the preferred stock fair value would not result in a material increase or decrease in the fair value of the preferred stock warrant liability.

13. Income Taxes

The Company has a current alternative minimum tax of $125 and deferred income tax expense for the year ended December 31, 2014, and no current or deferred income tax expense for 2013. The Company did not recorded a federal income tax provision or benefit for the year ended December 31, 2014 and 2013.

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013	2012
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Change in valuation allowance	(32.0)	(35.4)	(33.2)
Research and development tax credit	0.8	2.5	(1.9)
Stock-based compensation	(2.6)	(1.3)	(0.4)
Other	(0.2)	0.2	1.5

Total	0.0%	0.0%	0.0%

The components of the deferred tax assets are as follows:

	As of December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$41,846	$27,314
Capitalized research and development costs	2,646	1,465
Research and development credit carryforwards	2,360	1,806
Stock Compensation	2,479	—
Depreciation and other costs	372	386

Net deferred tax assets	49,703	30,971
Valuation allowance	(49,703)	(30,971)

Net deferred tax assets	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has a valuation allowance at December 31, 2014 and 2013. The valuation allowance increased in 2014 and 2013 by $18,732 and $8,116, primarily due to the increase in the Company’s net operating loss carryforwards, capitalized costs and stock compensation. As of December 31, 2014, the Company has approximately $57,800 of federal and $53,358 of state net operating loss carryforwards, and $1,457 of federal and $902 of Massachusetts research and development credits that expire starting in 2028.

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

As of December 31, 2014, the Company had $1,216 of unrecognized tax benefits, of which $1,216 would affect income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2014 and 2013, the Company has not accrued any penalties or made provisions for interest.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Unrecognized tax benefits at the beginning of the period	$865	$563
Additions for current tax positions	220	113
Changes for previous tax positions	131	189

Unrecognized tax benefits at the end of the period	$1,216	$865

The Company files income tax returns in the United States and Commonwealth of Massachusetts. The tax years 2007 through 2014 remain open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for these years. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary.

14. Commitments and Contingencies

Facility lease

The Company began leasing office and lab space in 2008 under a noncancelable operating lease agreement that, as amended on July 3, 2013, expires on November 30, 2016. The lease agreement provides for an increasing monthly payment over the lease term. Rent expense is recorded on the straight-line basis and, therefore, the Company had a deferred rent obligation in the amount of $67 and $105 as of December 31, 2014 and 2013, respectively. The Company is also required to maintain a letter of credit of $264 related to the operating lease, which the letter of credit is secured by a certificate of deposit. The certificate of deposit is shown as assets held in restriction on the accompanying balance sheets.

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9,498 over a six-year lease term. Rent expense is recorded on the straight-line basis and, therefore, the Company had a deferred rent obligation in the amount of $10 as of December 31, 2014. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1,116 letter of credit, secured by a certificate of deposit which is included in assets held in restriction at December 31, 2014.

Rent expense was $741, $875 and $899 and the years ended December 31, 2014, 2013 and 2012, respectively.

Under the current lease agreements, future minimum payments payable are approximately as follows:

PERIOD ENDING DECEMBER 30	OPERATING LEASES
2015	$2,101
2016	2,120
2017	1,582
2018	1,629
2019 and beyond	3,259

Total (1)	$10,691

(1)	Of the $10,691 future minimum payments payable noted above, $1,194 is associated with an offsetting sublease. The yearly total for 2015 and 2016 are as follows; $610, and $584 respectively.

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and an amount within the range of $5,000 to $10,000 upon the achievement of certain milestones, and royalties on future sales, if any. There were no sublicense and other fees accrued as at December 31, 2014, and 2013. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company recorded research and development expense, related to the agreement with the Medical Center, of $50, $500 and $1,500 in 2014, 2013 and 2012, respectively.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $100 to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sale revenue of any licensed product candidates sold by the Company.

Tekmira Pharmaceuticals Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Tekmira Pharmaceuticals Corporation (Tekmira) to license Tekmira’s LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Tekmira’s LNP technology to deliver DCR-PH1, for the treatment of PH1. As of December 31, 2014, the Company paid $3,000 in license fees. Tekmira is entitled to receive additional payments of $22 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This new partnership also includes a supply agreement with Tekmira providing clinical drug supply and regulatory support.

15. Employee Benefit Plan

The Company has a 401(k) retirement plan in which substantially all employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company made discretionary plan contributions of $175, $105 and $127 in 2014, 2013 and 2012, respectively.

16. Quarterly Financial Data (Unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL YEAR
2014
Revenue	$—	$—	$—	$—	$—
Net loss	(10,804)	(11,355)	(11,193)	(14,587)	(47,939)
Net loss attributable to common stockholders	(11,008)	(11,355)	(11,193)	(14,587)	(48,143)
Net loss per share attributable to common stockholders—basic and diluted	$(1.02)	$(0.64)	$(0.63)	$(0.82)	$(3.00)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL YEAR
2013
Revenue	$—	$—	$—	$—	$—
Net loss	(3,819)	(3,786)	(4,194)	(6,719)	(18,518)
Net loss attributable to common stockholders	(4,830)	(4,808)	(4,540)	(6,728)	(20,906)
Net loss per share attributable to common stockholders—basic and diluted	$(172.80)	$(171.13)	$(161.55)	$(199.91)	$(709.57)

Full year amounts may not sum due to rounding.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the guidelines established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of December 31, 2014, as defined in the recently enacted Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2014, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following sets forth information about our executive officers as of March 11, 2015.

Name	Position	Age
Douglas M. Fambrough, III, Ph.D.	President, Chief Executive Officer and Director	46
Theodore T. Ashburn, M.D., Ph.D.	Senior Vice President, Product Strategy and Operations	47
Pankaj Bhargava, M.D.	Chief Medical Officer	46
Bob D. Brown, Ph.D.	Chief Scientific Officer, Senior Vice President	50
James E. Dentzer	Chief Financial Officer	48
James B. Weissman	Chief Business Officer	53
Non-Employee Directors
Brian K. Halak, Ph.D.	Director	43
Stephen J. Hoffman, M.D., Ph.D.	Director	60
Peter Kolchinsky, Ph.D.	Director	38
Dennis H. Langer, M.D., J.D.	Director	63
David M. Madden	Chairman	52
Bruce Peacock	Director	63

The following is biographical information as of March 11, 2015 for our executive officers and directors.

Executive Officers

Douglas M. Fambrough, III, Ph.D. has served as a member of our board of directors since April 2007 and as our president and chief executive officer since May 2010. From 2000 to May 2010, Dr. Fambrough held various positions at Oxford Bioscience Partners, a life science venture capital firm, most recently as a general partner. During his years at Oxford Bioscience Partners, he specialized in financing innovative life science technology companies, including the Company, Sirna Therapeutics, Inc. (acquired by Merck & Co., Inc.), Solexa, Inc. (acquired by Illumina, Inc.), and Xencor, Inc. (NASDAQ: XNCR), and served as a director of each of these companies. Dr. Fambrough has also served as a Trustee of Boston Biomedical Research Institute, a not-for-profit organization. Before joining Oxford Bioscience Partners, he was a genomic scientist at the Whitehead/MIT Center for Genome Research (now known as the Broad Institute). Dr. Fambrough graduated from Cornell University and obtained his Ph.D. in genetics at the University of California, Berkeley. The nominating and corporate governance committee believes that Dr. Fambrough’s experience serving as our president and chief executive officer and a member of our board of directors, combined with his experience in the venture capital industry and biotechnology research and development, provide him with the qualifications and skills to serve as a member of our board of directors.

Theodore T. Ashburn, M.D., Ph.D. joined us as Senior Vice President, Product Strategy and Operations in December 2014. Prior to that, from December 2006 to December 2014, Dr. Ashburn held various positions at Genzyme/Sanofi Oncology, most recently as global product leader, Leukine® leading all aspects of the marketed product Leukine® (yeast-derived, rhu GM-CSF), including commercial, manufacturing and development across multiple therapeutic areas and divisions. Prior to joining Genzyme, Dr. Ashburn worked at the venture capital firm Oxford BioScience Partners and superDimension, Ltd. (acquired by Covidien Ltd. in March 2012), and also co-founded and later worked for the Oxford-led start up Dynogen Pharmaceuticals, Inc. Dr. Ashburn started his business career in a business development and strategic planning group at Pfizer, Inc. Dr. Ashburn has a Ph.D. in organic chemistry from the Massachusetts Institute of Technology (MIT), where he worked on the structure and properties of ß-amyloid protein associated with Alzheimer’s disease and a M.D. from Harvard Medical School.

Pankaj Bhargava, M.D. joined us as chief medical officer in March 2014. Prior to that, he was Associate Vice President at Sanofi Oncology from February 2011 to March 2014, where he led the global development of aflibercept (ZALTRAP™) culminating in successful approvals by the U.S. Food and Drug Administration, European Medicines Agency and several other regulatory authorities worldwide. Dr. Bhargava also served as the Gastrointestinal Oncology Therapeutic Leader, Chairman of Protocol Review Committee, and a member of the Development Leadership Team at Sanofi Oncology Division. Prior to joining Sanofi, Dr. Bhargava was Vice President Clinical Research and Interim Chief Medical Officer at AVEO Pharmaceuticals, Inc. (NASDAQ: AVEO) from November 2006 to February 2011, where he led its clinical programs across all indications spanning from Phase 1 to Phase 3 development and was responsible for clinical and regulatory strategy, clinical development, operations, pharmaco-vigilance and joint development with alliance partners, among other things. Dr. Bhargava currently serves as an Attending Physician at Dana-Farber Cancer Institute and part-time faculty member at Harvard Medical School. Dr. Bhargava holds an M.B., B.S. degree from the University of Delhi, India, and is an alumnus of Harvard Business School Executive Education Program. Dr. Bhargava is U.S. Board Certified in Internal Medicine, Medical Oncology and Clinical Pharmacology, and did an advanced fellowship in Developmental Therapeutics at the Lombardi Cancer Center, Georgetown University.

Bob D. Brown, Ph.D. initially served as our senior vice president of research beginning in May 2008 and has served as our chief scientific officer since January 2012. From March 2003 to March 2008, Dr. Brown held various positions at Genta Incorporated, most recently as its vice president of research and technology. Previously, he was a co-founder and vice president of research and development of Oasis Biosciences Inc., which was acquired by Gen-Probe Incorporated. Dr. Brown is an inventor or co-inventor on 16 issued patents and dozens of patent applications covering oligonucleotide and conventional small molecule therapeutic agents, diagnostic tool and oligonucleotide and small molecule drug delivery technologies. Dr. Brown holds a Ph.D. in molecular biology from the University of California, Berkeley, and a B.S. in chemistry and biology from the University of Washington, Seattle.

James E. Dentzer joined us as chief financial officer in December 2013. Prior to that, he was the chief financial officer of Valeritas, Inc. from March 2010 to December 2013, where he led the finance team in raising a $150 million Series C equity round and a $100 million debt financing and helped guide the company through approval by the U.S. Food and Drug Administration, manufacturing scale-up and commercial launch of the V-Go insulin delivery device. Prior to joining Valeritas, Inc., he was the chief financial officer of Amicus Therapeutics, Inc. (NASDAQ: FOLD) from October 2006 to October 2009, where he led the company through a Series D preferred stock financing and subsequent initial public share offering. In prior positions, he spent six years as corporate controller of Biogen Idec and six years in various senior financial roles at E.I. du Pont de Nemours and Company in the U.S. and Asia. Mr. Dentzer holds a B.A. in philosophy from Boston College and an M.B.A. from the University of Chicago.

James B. Weissman has served as our chief business officer since January 2012. From January 2006 to January 2012, Mr. Weissman was senior director and then vice president, business development of MannKind Corporation (NASDAQ: MNKD), where he was responsible for leading the company’s activities related to licensing, new products and strategic planning. Prior to MannKind, Mr. Weissman held leadership positions in both business development and marketing at Pfizer Pharmaceuticals, Inc. in Tokyo, most recently as senior director of marketing, responsible for the sales, profit and strategic targets for the company’s specialty products, in a variety of therapeutic areas. Mr. Weissman holds a B.S. from Bates College in Maine.

Non-Employee Directors

Brian K. Halak, Ph.D. has served as a member of our board of directors since August 2010. Dr. Halak is currently a partner of Domain Associates, LLC, which he joined in 2001. Prior to joining Domain Associates, LLC, Dr. Halak was an associate with Advanced Technology Ventures. Prior to that, Dr. Halak was a consultant at the Wilkerson Group. Dr. Halak currently serves as a member of the boards of directors of Alimera Sciences, Inc. (NASDAQ: ALIM), BioNano Genomics, Inc., Carticept Medical, Inc., Kona Medical, Inc., Oraya Therapeutics, Inc., and Smart Medical Systems Ltd., and serves as a board observer to Eddingpharm, Inc. and Medico (Hong Kong) Limited. Dr. Halak also serves as an advisory board member to the University of

Pennsylvania, Department of BioEngineering and serves on the advisory committee for Elm Street Ventures. Dr. Halak previously served on the boards of directors of Corridor Pharmaceuticals, Inc. (formerly Immune Control, Inc.), Cartiva, Inc., Cortria Corporation, Domain Elite Holdings, Ltd., Eddingpharm, Inc., Esprit Pharma, Inc. (acquired by Allergan, Inc.), Fenway Pharmaceuticals, Inc., GI Dynamics, Inc. (ASX: GID), Immune Control, Inc., Oceana Therapeutics, Inc., Optherion, Inc., Tboira Therapeutics, Inc., and Vanda Pharmaceuticals, Inc. (NASDAQ: VNDA), and served as a board observer to Zyga Technology, Inc. Dr. Halak received his BSE in bioengineering from the University of Pennsylvania and his Ph.D. in immunology from the Thomas Jefferson University. The nominating and corporate governance committee believes that Dr. Halak’s experience in the venture capital industry, particularly with biopharmaceutical companies, and his experience serving on the boards of directors of a number of biopharmaceutical companies provide him with the qualifications and skills to serve as a member of our board of directors.

Stephen J. Hoffman, M.D., Ph.D. has been a senior advisor to PDL BioPharma, Inc. since February 2014. Prior to that, he served as a managing director at Skyline Ventures, a venture capital firm, from May 2007 until February 2014. From January 2003 to March 2007, Dr. Hoffman was a general partner at TVM Capital, a venture capital firm. From 1994 to 2002, he served as president, chief executive officer and a member of the board of directors of Allos Therapeutics, Inc., a biopharmaceutical company, where he remained as chairman of the board until it was acquired by Spectrum Pharmaceuticals, Inc. in September 2012. From 1990 to 1994, Dr. Hoffman completed a fellowship in clinical oncology and a residency/fellowship in dermatology, both at the University of Colorado. Dr. Hoffman was the scientific founder of Somatogen Inc., a biotechnology company that was acquired by Baxter International, Inc. in 1998, where he held the position of vice president of science and technology from 1987 until 1990. Dr. Hoffman currently serves on the boards of directors of AcelRx Pharmaceuticals, Inc. (NASDAQ: ACRX) and Genocea Biosciences, Inc. (NASDAQ: GNCA). Previously, Dr. Hoffman also served on the board of directors of Sirtris Pharmaceuticals, Inc., a pharmaceutical company that was acquired by GlaxoSmithKline (NYSE: GSK) in 2008. Dr. Hoffman holds a Ph.D. in bio-organic chemistry from Northwestern University and an M.D. from the University of Colorado School of Medicine. The nominating and corporate governance committee believes that Dr. Hoffman’s scientific and business experience, including his diversified background as an executive officer, director and venture capital investor in biopharmaceutical companies, provide him with the qualifications and skills to serve as a member of our board of directors.

Peter Kolchinsky, Ph.D. has served as a member of our board of directors since July 2013. Dr. Kolchinsky is a founding partner and portfolio manager at RA Capital, where he has been since September 2004. He is active in both public and private investments across the pharmaceutical, medical devices, diagnostics and life-science tools industries. Dr. Kolchinsky authored the e-book “The Entrepreneur’s Guide to a Biotech Startup” and serves on the board of directors of the American Fertility Association. Dr. Kolchinsky currently also serves as a member of the boards of directors of CellScape Corporation, Zipline Medical, Inc., Lantos Technologies, Inc., Periphagen, Inc., Calimmune, Inc. and PiloFocus, Inc. In the past, Dr. Kolchinsky served on the Board of Global Science and Technology for the National Academies of Sciences. He received a Ph.D. in virology from Harvard University and a bachelor’s degree from Cornell University. The nominating and corporate governance committee believes that Dr. Kolchinsky’s experience as a venture capital investor in and director of a number of healthcare and life sciences companies provides him with the qualifications and skills to serve as a member of our board of directors.

Dennis H. Langer, M.D., J.D. has served as a member of our board of directors since November 2007. Dr. Langer previously served as the chairman of the board of directors and chief executive officer of AdvanDx, Inc., from January 2013 to August 2014. Dr. Langer has been a clinical professor in the department of psychiatry at Georgetown University School of Medicine since September 2003. From August 2005 to May 2010, Dr. Langer served as managing partner of Phoenix IP Ventures, LLC. From January 2004 to July 2005, he served as president, North America of Dr. Reddy’s Laboratories, Inc. (NYSE: RDY). From September 1994 until January 2004, Dr. Langer held several positions at GlaxoSmithKline plc (NYSE: GSK) and its predecessor, SmithKline Beecham, culminating with senior vice president of research and development. Dr. Langer currently serves on the boards of directors of Delcath Systems, Inc. (NASDAQ: DCTH) and Myriad Genetics, Inc. (NASDAQ: MYGN). Dr. Langer previously served on the boards of directors of Auxilium Pharmaceuticals, Inc. (NASDAQ: AUXL), Cytogen Corporation (acquired by EUSA Pharma, Inc.), Innocoll, Inc., Myrexis, Inc., Pharmacopeia, Inc. (acquired by Ligand Pharmaceuticals Incorporated) and Sirna Therapeutics, Inc. (acquired by Merck & Co., Inc.). Dr. Langer received a J.D. (cum laude) from Harvard Law School, an M.D. from Georgetown University School of Medicine and a B.A. in biology from Columbia University. The nominating and corporate governance committee believes that Dr. Langer’s business and management experience, including senior positions at global pharmaceutical companies and innovative research and development experience at companies such as Eli Lilly & Co. (NYSE: LLY), Abbott Laboratories (NYSE: ABT) and G.D. Searle &Company, as well as his diversified background serving as a director of several pharmaceutical companies provide him with the qualifications and skills to serve as a member of our board of directors.

David M. Madden has served as a member and the chairman of our board of directors since June 2009. Mr. Madden is a founder and principal of Narrow River Management, LP, an investment management company with a focus on equity investments in the emerging pharmaceutical industry, where he has been since 2004. Mr. Madden has served as chief executive officer and a member of the board of directors of River Vision Development Corporation since 2011. Mr. Madden also serves as a member of the board of directors of the Hospital for Special Surgery. Mr. Madden previously served as interim president and chief executive officer of Adolor Corporation (NASDAQ: ADLR) from August 2005 to December 2006 and the chairman of its board of directors until it was acquired by Cubist Pharmaceuticals, Inc. (NASDAQ: CBST) in December 2011. Mr. Madden was co-chief executive officer of Royalty Pharma AG, a private investment management firm specializing in the acquisition of royalty interests in pharmaceutical products, from October 2000 to 2003, and a member of its board of directors until March 2004. From 1997 to October 2000, he served as a managing member of Pharmaceutical Partners, LLC. From 1992 to 1995, Mr. Madden was president and chief executive officer and a member of the board of directors of Selectide Corporation. Mr. Madden has a B.S. in Electrical Engineering from Union College and an M.B.A. from Columbia University. The nominating and corporate governance committee believes that Mr. Madden’s diversified experience in the pharmaceutical, healthcare and financial services industries, particularly his experience of serving as an executive officer and director of several pharmaceutical companies, provide him with the qualifications and skills to serve as a member of our board of directors.

Bruce Peacock has served as a member of our board of directors since September 2014. Mr. Peacock served as the chief financial and business officer of Ophthotech Corporation from August 2013 to September 2014 and served as its chief business officer from September 2010 to August 2013. Previously, Mr. Peacock served as the chief executive officer of Alba Therapeutics, The Little Clinic, Adolor Corp., and Orthovita Inc. Mr. Peacock also served as chief operating officer of Cephalon Inc., chief business officer of Ophthotech, and as chief financial officer of Centocor Inc. Additionally, Mr. Peacock is co-chair of Alba Therapeutics, and is a member of the board of directors of Discovery Laboratories Inc., Ocular Therapeutix, and Invisible Sentinel Inc. Mr. Peacock holds a B.A. from Villanova University and is a certified public accountant.

Audit Committee

The board of directors has established an audit committee that oversees our corporate accounting and financial reporting process. The members of the audit committee are Mr. Peacock, Dr. Hoffman and Mr. Madden. Mr. Peacock serves as the chairman of the committee. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the applicable rules of the SEC and NASDAQ. Our board of directors has designated each of Mr. Peacock and Dr. Hoffman as an “audit committee financial expert” as defined under the applicable rules of the SEC. The audit committee has adopted a written audit committee charter, which is available on our corporate website at www.dicerna.com. The responsibilities and duties of the audit committee include, among other things:

•	evaluating the performance and assessing the qualifications of our independent registered public accounting firm;

•	determining whether to retain or terminate our independent registered public accounting firm or to appoint and engage a new independent registered public accounting firm;

•	reviewing and determining the engagement of the independent registered public accounting firm, including the overall scope and plans for their respective audits, the adequacy of staffing and compensation, and negotiating and executing, on behalf of the Company, engagement letters with the independent auditors;

•	establishing guidelines and procedures with respect to the rotation of the lead or coordinating audit partners having primary responsibility for the audit and the audit partner responsible for reviewing the audit;

•	reviewing and approving the retention of our independent registered public accounting firm for any permissible non-audit services and the fees or other compensation for such services;

•	obtaining and reviewing, at least annually, a formal written statement prepared by the independent registered public accounting firm delineating all relationships between our independent registered public accounting firm and the Company, discussing with our independent registered public accounting firm, and reviewing its independence from management and the Company;

•	reviewing with our independent registered public accounting firm any management or internal control letter issued or proposed to be issued by our independent registered public accounting firm and management’s response;

•	reviewing with management and our independent registered public accounting firm the scope, adequacy and effectiveness of our financial reporting controls;

•	reviewing and discussing with management, any internal auditor and our independent registered public accounting firm, as appropriate, the Company’s major financial risks, the Company’s policies for assessment and management of such risks and the steps to be taken to control such risks;

•	establishing and maintaining procedures for the receipt, retention and treatment of complaints with respect to accounting, internal accounting controls or auditing matters, including procedures for the confidential and anonymous submission by employees of concerns regarding accounting or auditing matters;

•	investigating and resolving any disagreements between the Company’s management and our independent registered public accounting firm regarding the Company’s financial reporting, accounting practices or accounting policies, and reviewing with our independent registered public accounting firm any other problems or difficulties it may have encountered during the course of the audit work;

•	meeting with senior management and our independent registered public accounting firm in separate executive sessions;

•	reviewing the financial statements to be included in our quarterly reports on Form 10-Q and our annual reports on Form 10-K;

•	discussing with management and our independent registered public accounting firm the results of the independent registered public accounting firm’s review of our quarterly financial statements and the results of our annual audit and the disclosures contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our periodic reports;

•	reviewing and discussing with management and our independent registered public accounting firm any material financial arrangements of the Company which do not appear on the financial statements of the Company and any significant transactions or courses of dealing with parties related to the Company;

•	reviewing with management and our independent registered public accounting firm significant issues that arise regarding accounting principles and financial statement presentation;

•	discussing with management and our independent registered public accounting firm any correspondence from or with regulators or governmental agencies, any employee complaints or any published reports that raise material issues regarding the Company’s financial statements, financial reporting process or accounting policies;

•	overseeing the preparation of the audit committee report to be included in the Company’s annual reports or proxy statements;

•	reviewing the Company’s investment policy for its cash reserves and fraud monitoring practices and procedures;

•	investigating any matter brought to the committee’s attention that is within the scope of the committee’s charter;

•	preparing a report for inclusion in the Company’s annual reports or proxy statements that describes the committee’s composition and responsibilities and how those responsibilities were discharged;

•	reviewing with management, our independent registered public accounting firm and the Company’s counsel any legal or regulatory matters that may have a material impact on the financial statements, related compliance policies;

•	establishing policies governing, or otherwise determines the appropriateness of, the hiring by the Company of any current or former employee of the independent registered public accounting firm; and

•	reviewing and approving in advance any proposed related party transactions consistent with the Company related party transactions policy and reports to the board of directors.

The audit committee has the authority to retain special legal, accounting or other consultants to advise the committee as it deems necessary, at the Company’s expense, to carry out its duties and to determine the compensation of any such advisors.

Code of Business Conduct and Ethics

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5, and any amendments thereto, furnished to us or written representations that no Form 5 was required, we believe that during the fiscal year ended December 31, 2013, all filing requirements applicable to our executive officers and directors under the Exchange Act were met in a timely manner, except that (i) Douglas Fambrough filed a late Form 4 on February 20, 2014 reporting the purchase by him of shares of our common stock in our initial public offering, which closed on February 4, 2014 (our IPO) and the exercise vested options to purchase shares of our common stock which occurred on November 11, 2013, (ii) each of David M. Madden and James B. Weissman filed a late Form 4 on February 20, 2014 reporting the purchase by each of them of shares of our common stock in the IPO, (iii) the Form 3 and Form 4 filed by Dennis H. Langer, M.D., J.D. with the SEC on January 29, 2014 and February 4, 2014, respectively, inadvertently reported 5,000 fewer shares of Series A preferred stock previously held by Langer Family Holdings, LLLP and converted into shares of common stock on a one-for-one basis immediately prior to the IPO, which has been corrected in a Form 4/A filed with the SEC on February 20, 2014, and further corrected in a Form 4/A filed with the SEC on April 21, 2014, (iv) RA Capital Management, LLC, Peter Kolchinsky, Ph.D., and RA Capital Healthcare Fund L.P. filed a late Form 4 on April 21, 2014 reporting the grant of stock options by the Company on April 16, 2014, and filed an amendment on Form 4/A on May 8, 2014 to reflect that such stock options are for the benefit of Dr. Kolchinsky and not the two reporting entities, and Dr. Kolchinsky filed a late form 4 on June 23, 2014 reporting the grant of stock options by the Company on June 18, 2014, (v) Brookside Capital Management LLC, Brookside Capital Investors L.P., Brookside Capital Partners Fund L.P., Brookside Capital Investors II, L.P. and Brookside Capital Trading Fund, L.P. filed a late Form 4 on April reported sales of common stock March 2014, (vi) the Form 4 filed by Brian Halak with the SEC on April 18, 2014 inadvertently reported an incorrect vesting schedule and expiration date of a grant of stock options by the Company, which has been corrected in a Form 4/A filed with the SEC on April 30, 2014, (vii) each of Vincent Miles and Stephen Hoffman filed a late Form 4 on June 23, 2014 and June 24, 2014, respectively, to report the grant of stock options by the Company on June 18, 2014, and (viii) Bruce Peacock filed a late Form 3 on December 11, 2014 following his appointment to our Board of Directors on September 9, 2014.

Item 11.	Executive Compensation

Overview

Our executive compensation program is based on a pay-for-performance philosophy. We designed our executive compensation program to achieve the following primary objectives:

•	provide compensation and benefit levels that will attract, retain, motivate and reward a highly talented executive team;

•	create an environment that fosters high performance and strong sense of urgency to bring our novel therapeutic approach to patients;

•	establish a direct link between the Company, individual and team performance and results and our executives’ compensation; and

•	align the interests and objectives of our executives with those of our stockholders by linking executive equity awards to long-term stockholder value creation.

Compensation for our named executive officers is comprised primarily of the following three main components.

•	Base Salary. Base salaries are determined on a case-by-case basis for each executive, including consideration of each officer’s experience, expertise and performance, as well as market compensation levels for similar positions.

•	Annual Cash Incentive Bonuses. Annual cash incentive bonuses are contingent upon our achievement of certain operational and financial objectives, which for 2014 primarily related to pre-clinical and clinical development and technology platform goals. Each executive’s target bonus amount is expressed as a percentage of the executive’s base salary and intended to be commensurate with the executive’s position and responsibilities. Target bonuses for our named executive officers ranged from 35 to 50 percent of base salary for the year ended December 31, 2014.

•

Long-term Equity Incentives. We believe equity awards in the form of options to purchase shares of our common stock provide an incentive for our executives to focus on driving growth in our stock price and long-term value creation and help us to attract and retain key talent. In addition, the granting of options helps ensure that the interests of our executive officers are aligned with those of our stockholders as the options only have value if the value of the Company’s stock increases after the date the option is granted. In 2014, we granted options to our named executive officers that would vest based on the executive’s continued service to the Company and provide an additional retention incentive.

Our named executive officers are entitled to certain benefits if the executive’s employment terminates in certain circumstances or if a change of control occurs. We also may provide our named executive officers with relocation, housing or other benefits in certain circumstances. However, we do not provide any of our named executive officers with a tax gross-up payment on any severance or change-of-control benefits although we may provide tax reimbursement payments on relocation and other benefits.

Our compensation committee reviews our named executive officers’ overall compensation packages on an annual basis or more frequently as it deems appropriate. From time to time, we may retain independent compensation consultants as we consider appropriate to help identify appropriate peer group companies and to obtain and evaluate current executive compensation data. We did not retain compensation consultants in designing our executive compensation programs for 2012 and 2013. The compensation committee retained an independent compensation consultant in designing our executive compensation programs for 2014.

Summary Compensation Table

The following table provides a summary of compensation paid to our principal executive officer and each of our other executive officers for the year ended December 31, 2014 (collectively, the named executive officers).

Name and principal position	Fiscal year	Base salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)(1)	Non-equity incentive plan compensation ($)(2)	All other compensation ($)(3)	Total ($)
Douglas M. Fambrough, III, Ph.D.	2014	430,000	—	—	4,654,689	193,264	10,490	5,288,443
President and Chief Executive Officer	2013	375,000	—	—	1,151,485	164,063	8,875	1,699,423
Bob D. Brown, Ph.D.	2014	335,000	—	—	1,628,007	110,274	85,350	2,158,631
Chief Scientific Officer, Senior Vice President	2013	315,000	—	—	445,778	118,125	78,654	957,557
Pankaj Bhargava, M.D.(4)	2014	269,123	—	—	2,611,992	80,124	7,435	2,968,674
Chief Medical Officer

(1)	Pursuant to applicable SEC rules, the amounts reported in the “Option Awards” column of the table above reflect the fair value on the grant date of the option awards granted to our named executive officers during 2014 and 2013, and do not reflect the actual amounts earned. These amounts also include an incremental charge for the re-pricing of certain stock options held by Dr. Fambrough, and Dr. Brown during 2013. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in Note 11, Common Stock and Stock Option Plan, to our consolidated financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K. The amounts reported in this column for each executive for 2013 include certain grants of stock options that are subject to performance-based vesting requirements as described in the footnotes to the “Outstanding Equity Awards at December 31, 2014” table below. These amounts are reported based on the probable outcome (as of the grant date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles. In each case, the amount was determined assuming that the maximum level of performance applicable to the award would be achieved.

(2)	These amounts include payments under our annual incentive bonus plan, which is based on our performance against certain operational and financial goals established by our compensation committee. Based on what the compensation committee determined was remarkable progress with respect to our technology, product candidates and financial position, our named executive officers were awarded bonuses of 125 percent of their target bonus levels for 2013 and 86% to 94% of target bonus levels for 2014 (with Dr. Bhargava’s bonus prorated to reflect his period of service with the Company during 2014).
(3)	The amounts reported in this column consist of matching contributions we made to each executive’s account under our 401(k) plan, as well as, in the case of Dr. Brown payment by us of certain temporary housing and relocation expenses and reimbursement for taxes incurred in connection with such payments.
(4)	Dr. Bhargava commenced employment with us in March 2014.

Employment Agreements

Douglas M. Fambrough, III, Ph.D.

In May 2010, we entered into an employment agreement with Dr. Fambrough to serve as our president and chief executive officer. Dr. Fambrough’s employment with us is “at-will,” and the agreement does not include a specified term. The board of directors will determine his actual bonus amount based on its assessment of the Company and individual performance during the year. The agreement also provides for Dr. Fambrough to participate in our benefit programs made available to our senior executives generally.

Under Dr. Fambrough’s agreement, if his employment is terminated by us without cause or by him for good reason (as such terms are defined in the agreement), he will be entitled to receive cash severance equal to twelve months of his base salary, reimbursement of his COBRA premiums for up to twelve months and a prorated payment of his target bonus for the year in which his termination occurs. If such a termination of Dr. Fambrough’s employment occurs within one year after a change in control of the Company (as defined in the agreement), he would also be entitled to full acceleration of his stock options granted pursuant to the agreement. Dr. Fambrough’s right to receive these severance benefits is subject to his providing a release of claims in favor of us.

Pankaj Bhargava, M.D.

In March 2014, we entered into an employment agreement with Dr. Bhargava to serve as our chief medical officer. Dr. Bhargava’s employment with us is “at-will,” and the agreement does not include a specified term. The board of directors of the Company will determine his actual bonus amount based on an assessment of the performance of the Company and Dr. Bhargava during the year. The agreement also provides for Dr. Bhargava to participate in the Company’s benefit programs made available to its senior executives generally.

Under the employment agreement, if Dr. Bhargava’s employment is terminated by the Company without cause or by him for good reason (as such terms are defined in the agreement), he will be entitled to receive cash severance equal to six months of his base salary and reimbursement of his COBRA premiums for up to six months. If such a termination occurs within one year after a change in control of the Company, Dr. Bhargava will be entitled to receive cash severance equal to twelve months of his base salary and reimbursement of his COBRA premiums for up to twelve months. Dr. Bhargava’s right to receive these severance benefits is subject to his providing a release of claims in favor of the Company.

Bob D. Brown, Ph.D.

In May 2008, we entered into an employment agreement with Dr. Brown to serve as our senior vice president of research. Dr. Brown’s employment with us is “at-will,” and the agreement does not include a specified term. The board of directors will determine his actual bonus amount based on its assessment of the Company and individual performance during the year. The agreement also provides for Dr. Brown to participate in our benefit programs made available to our senior executives generally.

Under Dr. Brown’s agreement, if his employment is terminated by us without cause or by him for good reason (as such terms are defined in the agreement), he will be entitled to receive cash severance equal to six months of his base salary and reimbursement of his COBRA premiums for up to six months. If such a termination of Dr. Brown’s employment occurs within one year after a change in control of the Company (as defined in the agreement), his cash severance would be equal to twelve months of his base salary and would be paid to him in a lump sum, and he would be eligible for reimbursement of his COBRA premiums for up to twelve months. Dr. Brown’s right to receive these severance benefits is subject to his providing a release of claims in favor of us.

Defined Contribution Plan

As part of our overall compensation program, we provide all full-time employees, including our named executive officers, with the opportunity to participate in a defined contribution 401(k) plan. Our 401(k) plan is intended to qualify under Section 401 of the Internal Revenue Code so that employee contributions and income earned on such contributions are not taxable to employees until withdrawn. Employees may elect to defer up to 96 percent of their eligible compensation (not to exceed the statutorily prescribed annual limit) in the form of elective deferral contributions to our 401(k) plan. Our 401(k) plan also has a “catch-up contribution” feature for employees aged 50 or older (including those who qualify as “highly compensated” employees) who can defer amounts over the statutory limit that applies to all other employees. We currently provide matching contributions under the plan of up to four percent of an employee’s eligible compensation.

Outstanding Equity Awards at December 31, 2014

The following table presents information regarding the outstanding stock options held by each of the named executive officers as of December 31, 2014, including the vesting dates for the portions of these awards that had not vested as of that date. None of the named executive officers held any outstanding restricted stock or other equity awards as of that date.

Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: number of securities underlying unexercised unearned Options (#)		Option exercise price ($)	Option expiration date
Douglas M. Fambrough, III, Ph.D.	9/24/2013	105,468	175,782	(1)			3.42	9/23/2023
	9/24/2013	168,750	—		112,500	(2)	3.42	9/23/2023
	4/16/2014	117,974	353,926	(3)	—		16.30	4/15/2024
Pankaj Bhargava, M.D.	4/16/2014	—	264,808	(5)	—		16.30	4/15/2024
Bob D. Brown, Ph.D.	10/14/2010	267	—		—		3.42	10/14/2020
	9/24/2013	32,812	82,032	(1)	—		3.42	9/23/2023
	9/24/2013	43,750	—		43,750	(4)	3.42	9/23/2023
	4/16/2014	41,262	123,788	(3)	—		16.30	4/15/2024

(1)	These options vest in monthly installments, with the first such installment vesting July 30, 2013 and an additional installment vesting on the last day of each of the 47 months thereafter.
(2)	This option vests based on the achievement of certain regulatory approvals, certain operational and business development goals and the listing of our common stock on The NASDAQ Stock Market, with 20 percent of the option vesting on the achievement of each such goal. The listing of our common stock on The NASDAQ Stock Market has been achieved as of February 4, 2014.
(3)	These options vest in monthly installments, with the first such installment vesting January 30, 2014 and an additional installment vesting on the last day of each of the 47 months thereafter.
(4)	This option vests based on the achievement of certain regulatory approvals.
(5)	This option vests as to 25 percent of the option on March 31, 2015, and as to the remaining 75 percent of the option in 36 monthly installments thereafter.

Director Compensation

The following table presents information regarding the compensation paid for 2014 to members of our board of directors who are not also employed by us or any of our subsidiaries (our non-employee directors). The compensation paid to Douglas M. Fambrough, III, Ph.D., who is also our chief executive officer, is set forth above in the section titled “Executive Compensation” and the related explanatory tables. Dr. Fambrough was not entitled to receive additional compensation for his service as a director.

Name	Fees earned or paid in cash ($)	Option awards(1) ($)	All other compensation ($)	Total ($)
Brian K. Halak, Ph.D.	41,147	402,062	—	443,209
Stephen J. Hoffman, M.D., Ph.D.	49,883	402,062	—	451,945
Peter Kolchinsky, Ph.D.	38,404	402,062	—	440,466
Dennis H. Langer, M.D., J.D.	36,758	402,062	—	438,820
David M. Madden	64,373	503,808	—	568,181
Vincent J. Miles, Ph.D.(2)	16,201	402,062	—	418,263
Bruce Peacock(3)	12,954	156,812	—	169,766

(1)	Pursuant to applicable SEC rules, the amounts reported in the “Option Awards” column of the table above reflect the fair value on the grant date of the option awards granted to our non-employee directors during 2014. These values have been determined under the principles used to calculate the value of equity awards for purposes of our financial statements. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the discussion of option awards contained in Note 11, Common Stock and Stock Option Plan, to our consolidated financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K.
(2)	Dr. Miles resigned as a member of our board of directors in September 2014.
(3)	Mr. Peacock joined our board of directors in September 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of March 11, 2015, by: (i) each nominee for director; (ii) each of our named executive officers; (iii) all of our executive officers and directors as a group; and (iv) all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership**
Beneficial Owner	Number of Shares	Percent of Total
Fidelity Management & Research Company(1)	2,665,993	14.96%
RA Capital Management, LLC(2)	2,438,980	13.68%
Wellington Group Holdings LLP(3)	1,819,961	10.21%
Domain Associates, L.L.C.(4)	1,797,317	10.07%
Skyline Ventures Partners V, L.P.(5)	1,719,671	9.64%
Abingworth Management Limited(6)	1,198,027	6.72%
RTW Investments, LLC(7)	1,115,981	6.26%
Douglas Fambrough(8)	493,504	2.70%
Brian K. Halak(9)	1,797,317	10.08%
Stephen J. Hoffman, M.D., Ph.D.(10)	10,409	*
Peter Kolchinsky, Ph.D.(11)	2,438,980	13.68%
Dennis H. Langer, M.D., J.D.(12)	137,058	*
David M. Madden(13)	132,502	*
Bruce Peacock(14)	—	*
Pankaj Bhargava(15)	76,405	*
Bob D. Brown, Ph. D(16)	168,371	*
All executive officers and directors as a group (11 persons)	5,469,865	29.10%

*	Denotes ownership percentage less than one percent.
**	This table is based upon information supplied by officers, directors and principal stockholders and Forms 3, Forms 4 and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and dispositive power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 17,820,985 shares outstanding on March 11, 2015, adjusted as required by rules promulgated by the SEC.
(1)

Based solely on the Schedule 13G filed with the SEC on February 13, 2015 by FMR LLC, a Delaware limited liability company, Edward C. Johnson, III, Abigail P. Johnson, and Fidelity Growth Company Fund. Fidelity Management & Research Company (Fidelity), 245 Summer Street, Boston, Massachusetts 02210, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,665,993 shares of our common as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940 (collectively, Fidelity Funds). Edward C. Johnson, III, FMR LLC, and Abigail P. Johnson, through his or its control of Fidelity, each has sole power to dispose of the 2,665,993 shares of our common stock owned by the Fidelity Funds. Fidelity SelectCo, LLC (SelectCo), 1225 17th Street, Suite 1100, Denver, Colorado 80202, a wholly-owned subsidiary of FMR LLC, is the beneficial owner of 313,850 shares of our common stock as a result of acting as investment adviser to various investment companies (collectively, SelectCo Funds). Edward C. Johnson, III and FMR LLC, through his or its control of SelectCo, each has sole power to dispose of the 313,850 shares of our common stock owned by the SelectCo Funds. Members of the family of Edward C. Johnson, III, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson, III, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Fidelity Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. Fidelity Management Trust Company, 245 Summer Street, Boston, Massachusetts 02210, a wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 103,022 shares of our common stock as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson, III and FMR LLC, through his or its control of Fidelity Management Trust Company, each has sole dispositive power over 103,022 shares and sole power to vote or to direct the voting of 103,022 shares of our common stock owned by these certain institutional accounts as described above. Pyramis Global Advisors Trust Company (PGATC), 900 Salem Street, Smithfield, Rhode Island 02917, an indirect wholly-owned subsidiary of FMR LLC and a bank as defined in Section 3(a)(6) of the Exchange Act, is the beneficial owner of 10,800 shares of our common stock as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson, III and FMR LLC, through his or its control of PGATC, each has sole dispositive power over 10,800 shares of our common stock and sole power to vote or to direct the voting of 10,800 shares of our common stock owned by these institutional accounts managed by PGATC as described above.
(2)	Based solely on the Schedule 13D filed with the SEC on February 5, 2014 and the Form 4 filed with the SEC on April 21, 2014 by RA Capital Healthcare Fund, L.P. (RA Fund), RA Capital Management, LLC (RA Capital) and Peter Kolchinsky, Ph.D. Includes 2,428,571 shares of our common stock and 10,409 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 11, 2015. RA Fund has the shared voting power and shared dispositive power with respect to 2,256,071 shares of our common stock and 8,639 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 11, 2015. RA Capital has the shared voting power and shared dispositive power with respect to 2,428,571 shares of our common stock, including (a) 2,256,071 shares of our common stock held by RA Fund, for which RA Capital serves as the sole general partner, and (b) 172,500 shares of our common stock held in a separately managed account, for which RA Capital serves as investment adviser. RA Capital further has the shared voting power and shared dispositive power with respect to (a) 8,639 shares of our common stock issuable to RA Fund upon exercise of options exercisable within 60 days of March 11 and (b) 1,770 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 11, held in the separately managed account. Dr. Kolchinsky has the shared voting power and shared dispositive power with respect to 2,428,571 shares of our common stock and 10,409 shares of our common stock issuable upon exercise of options exercisable within 60 days of March 11, 2015, reported for RA Capital, for which Dr. Kolchinsky serves as the manager. Each of RA Fund, RA Capital and Dr. Kolchinsky disclaims beneficial ownership for the shares and options, except to the extent of its or his pecuniary interest therein. The address of the principal place of business of RA Fund, RA Capital and Peter Kolchinsky, Ph.D. is 20 Park Plaza, Suite 1200, Boston, MA 02116.
(3)

Based solely on the Schedule SC 13G/A filed with the SEC on February 10, 2015 by Wellington Management Group LLP, a Massachusetts limited liability partnership (WMG), Wellington Group Holdings LLP, a Delaware limited liability partnership (WGH), Wellington Investment Advisors Holdings LLP, a Delaware limited liability partnership (WIA), and Wellington Management Company LLP, a Delaware limited liability partnership (WMC). Consists of 1,819,961 shares of our common stock held of record by clients of WMC, an investment advisor, and other investment advisors affiliated with WMC (collectively, the Wellington Investment Advisors). WMC may be deemed to beneficially own 1,655,861 of such shares, share dispositive power over 1,655,861 of such shares, and share voting power over 1,524,651 of such shares. WIA controls directly, or indirectly through Wellington Management Global Holdings, Ltd., WNC and the other Wellington Investment Advisers and may be deemed to beneficially own 1,819,961 of such shares, share dispositive power over 1,819,961 of such shares, and share voting power over 1,633,751 of such shares.WGH owns WIA and also may be deemed to beneficially own 1,819,961 of such shares, share dispositive power over 1,819,961 of such shares, and share voting power over 1,633,751 of such shares. WMG owns WGH and may be deemed to beneficially own 1,655,861 of such shares, share dispositive power over 1,655,861 of such shares, and share voting power over 1,524,651 of such shares. The address and principal place of business of WMG, WGH, WIA and WMC is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.
(4)	Consists of (a) 1,752,707 shares of our common stock held by Domain Partners VIII, L.P. (Domain Partners), (b) 21,041 shares of our common stock issuable upon exercise of a common stock warrant held by Domain Partners, (c) 13,004 shares of our common stock held by DP VIII Associates, L.P. (DP Associates), and (d) 156 shares of our common stock issuable upon exercise of a common stock warrant held by DP Associates. James C. Blair, Brian H. Dovey, Jesse I. Treu, Kathleen K. Schoemaker, Brian K. Halak, a member of our board of directors, and Nicole Vitullo, the managing members of One Palmer Square Associates VIII, L.L.C., the general partner of Domain Partners and DP Associates, share the power to vote or dispose of the shares held by Domain Partners and DP Associates and therefore each of the foregoing managing members may be deemed to have voting and dispositive power with respect to such shares. Each of the foregoing managing members disclaims beneficial ownership of such shares except to the extent of his or her pecuniary interest therein, if any. The address of the principal place of business of Domain Partners and DP Associates is One Palmer Square, Suite 515, Princeton, NJ 08542.
(5)	Based solely on the Form 4 filed with the SEC on February 24, 2015 and the Schedule 13D filed with the SEC on February 14, 2014 by Skyline Venture Partners V, L.P., a Delaware limited partnership (SVP), Skyline Venture Management V, LLC, a California limited liability company (SVM), John G. Freund, M.D. and Yasunori Kaneko, M.D. SVP holds 1,719,671 shares of our common stock and common stock warrants to purchase 22,452 shares of our common stock. John G. Freund, M.D. and Yasunori Kaneko, M.D. are Managing Directors of SVM, the general partner of SVP, and may be deemed to share voting and dispositive power over the shares held by SVP. Stephen Hoffman, M.D., Ph.D., a member of our board of directors, is a former member of SVM that has transitioned to an independent consultant of SVM, SVP or its affiliates with no voting or dispositive power over the shares and may be deemed to share voting and dispositive power over the shares held by SVP. Each of Drs. Freund and Kaneko disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein. The address of the principal place of business of SVP, SVM and Drs. Freund, Kaneko and Hoffman is 525 University Avenue, Suite 520, Palo Alto, CA 94301.
(6)	Based solely on the Schedule 13D filed with the SEC on February 14, 2014 by Abingworth LLP, a limited liability partnership organized under the laws of England, and Abingworth Bioventures V, L.P., a limited partnership organized under the laws of England (ABV). As of February 4, 2014, Abingworth LLP, as the investment manager of ABV, may be deemed to beneficially own an aggregate of 1,198,027 shares of our common stock, consisting of (a) 1,182,196 shares of our common stock held by ABV, (b) 532 shares of our common stock issuable upon exercise of a common stock warrant held by ABV and (c) 15,299 shares of our common stock issuable upon exercise of a common warrant stock held by ABV. ABV and Abingworth LLP have the shared voting power and dispositive power with respect to the 1,182,196 shares of our common stock held by ABV and the 15,831 shares of our common stock issuable upon exercise of the warrants held by ABV. The address of the principal place of business of Abingworth LLP and ABV is c/o Abingworth LLP, Princes House, 38 Jermyn Street, London, England SW1Y 6DN.
(7)	Based solely on the Schedule 13G filed with the SEC on December 29, 2014 by RTW Investments, a Delaware limited liability company (RTWI), RTW Master Fund, Ltd., a company organized under the laws of the Cayman Islands (RTW Fund), and Roderick Wong. RTWI, RTW and Roderick Wong have shared voting power and share dispositive power with respect to 1,115,981 shares of our common stock. Each may be deemed to beneficially own such shares. The address of the principal place of business of RTWI and Roderick Wong is c/o RTW Investments, LLC, 250 West 55th Street, 16th Floor, Suite A, New York, New York 10019. The address and principal place of RTW Fund is c/o Walkers Corporate Services Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9005, Cayman Islands.

(8)	Consists of (a) 19,800 shares of our common stock and (b) 473,704 shares of our common stock issuable upon exercise of stock options exercisable within 60 days of March 11, 2015.
(9)	Consists of shares of our common stock held and issuable upon exercise of warrants held by Domain Partners and DP Associates as described in footnote (4) above, and 10,409 shares of common stock issuable upon exercise of stock options within 60 days of March 11, 2015. Dr. Halak is a managing member of One Palmer Square Associates VII, L.L.C., the general partner of Domain Partners and DP Associates, and may be deemed to share voting and dispositive power over the shares held by Domain Partners and DP Associates. Dr. Halak disclaims beneficial ownership of such shares held by Domain Partners and DP Associates, except to the extent of his pecuniary interest therein.
(10)	Consists of 10,409 shares of common stock issuable upon exercise of stock options within 60 days of March 11, 2015.
(11)	Consists of 2,428,571 shares of our common stock and 10,409 shares of our common issuable upon exercise of options, each beneficially owned by RA Capital as described in footnote (2) above. Dr. Kolchinsky serves as the manager of RA Capital, the sole general partner of RA Fund, and may be deemed to beneficially own the shares beneficially owned by RA Capital. Dr. Kolchinsky disclaims beneficial ownership for the shares beneficially owned by RA Capital, except to the extent of his pecuniary interest therein.
(12)	Consists of (a) 95,194 shares of common stock held by Langer Family Holdings, LLLP, (b) 360 shares of common stock issuable upon exercise of stock options exercisable within 60 days of March 11, 2015 held by Langer Family Holdings, LLLP, (c) 8,873 shares of common stock held by Dennis H. Langer, M.D., J.D., and (d) 32,631 shares of common stock issuable upon stock options exercisable within 60 days of March 11, 2015 held by Dennis H. Langer, M.D., J.D. Dennis H. Langer, M.D., J.D. is a manager of Langer Family Investments, LLC, which is the general partner of Langer Family Holdings, LLLP. Dr. Langer disclaims beneficial ownership of the shares and options owned by Langer Family Holdings, LLLP.
(13)	Consists of (a) 63,518 shares of common stock outstanding as of March 11, 2015 held by David M. Madden, (b) 6,166 shares of common stock held by David M. Madden that will become vested within 60 days of March 11, 2015, (c) 42,827 shares of common stock held by David M. Madden that remain unvested and subject to the repurchase rights of the Company 60 days after March 11, 2015, 12,491 shares of common stock issuable upon exercise of stock options within 60 days of March 11, 2015 and (d) 7,500 shares of common stock owned by Madden 2002 Trust. David M. Madden disclaims beneficial ownership of the shares owned by Madden 2002 Trust.
(14)	Mr. Peacock joined our board of directors in September 2015 and was granted options, none of which are exercisable within 60 days of March 11, 2015.
(15)	Consists of 76,405 shares of common stock issuable upon exercise of options exercisable within 60 days of March 11, 2015.
(16)	Consists of a) 19,339 shares of common stock and 149,032 shares of common stock issuable upon exercise of options exercisable within 60 days of March 11, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2014, which consisted of our 2007 Employee, Director and Consultant Stock Plan, as amended, 2010 Employee, Director and Consultant Equity Incentive Plan, as amended, 2014 Performance Incentive Plan and our 2014 Employee Stock Purchase Plan:

Plan category	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Total of shares reflected in columns (a) and (c)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by stockholders	3,644,728	$11.16	61,694	3,706,422
Equity compensation plans not approved by stockholders	—	—	—	—

Total	3,644,728	$11.16	61,694	3,706,422

Item 13.	Certain Relationships and Related Transactions and Director Independence

We describe below transactions and series of similar transactions since January 1, 2014, to which we were a party or will be a party, in which (i) the amounts involved exceeded or will exceed $120,000 and (ii) any of our directors, executive officers, holders of more than five percent of our capital stock or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described where required in the sections titled “Director Compensation” and “Executive Compensation,” respectively, in this proxy statement.

Participation in the initial public offering

Certain holders of more than five percent of our capital stock and their affiliated entities purchased shares of our common stock in the initial public offering from the underwriters as summarized in the following table. The underwriters received the same underwriting discount from the sale of the shares of our common stock to these holders as they did from other shares of our common stock sold to the public in the initial public offering.

Participants	Number of Shares of Common Stock Purchased	Aggregate Purchase Price ($)
RA Capital Management, LLC(1)	1,000,000	15,000,000
Affiliates of Deerfield Management, L.P.(2)	1,000,000	15,000,000
Brookside Capital Management, LLC	1,000,000	15,000,000
Skyline Venture Partners V, L.P.(3)	200,000	3,000,000
Abingworth Bioventures V, L.P.(4)	100,000	1,500,000

(1)	Consists of (a) 827,500 shares of our common stock purchased by RA Fund, for which RA Capital Management, LLC serves as the sole general partner, and (ii) 172,500 shares of our common stock held in a separately managed account, for which RA Capital Management, LLC serves as investment adviser. Peter Kolchinsky, Ph.D., a member of our board of directors, serves as the manager of RA Capital Management, LLC.
(2)	Consists of (a) 138,000 shares of our common stock purchased by Deerfield Special Situations Fund, L.P., (b) 112,000 shares of our common stock purchased by Deerfield Special Situations International Master Fund, L.P., (c) 349,500 shares of our common stock purchased by Deerfield Private Design Fund II, L.P. and (d) 400,500 shares of our common stock purchased by Deerfield Private Design International II, L.P.

(3)	Skyline Venture Management V, LLC is the general partner of Skyline Venture Partners V, L.P. Stephen Hoffman, M.D., Ph.D., a member of our board of directors, was, at the time of the transaction, a member of Skyline Venture Management V, LLC.
(4)	Abingworth LLP is the investment manager of Abingworth Bioventures V, L.P. Vincent J. Miles, Ph.D., who was at the time a member of our board of directors, is a partner of Abingworth Management Inc., a wholly-owned subsidiary of Abingworth LLP.

Director and Executive Officer Agreements and Compensation

We have entered employment-related agreements with our executive officers, and agreements with David M. Madden, Dennis H. Langer, M.D., J.D. and Bruce Peacock, three of our non-employee directors. See sections titled “Director Compensation” and “Executive Compensation,” respectively, in this Annual Report on Form 10-K for more information regarding agreements with our named executive officers and our non-employee directors, and compensation of our directors and named executive officers.

Indemnification of Directors and Officers

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director (and in certain cases their affiliated venture capital funds) and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

Policies and Procedures for Related Party Transactions

We have adopted a written related party transactions policy that sets forth the policies and procedures for the review and approval or ratification of related party transactions. The policy covers, with certain exceptions set forth in Item 404 of Regulation S-K promulgated under the Exchange Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related party had, has or will have a direct or indirect material interest, including indebtedness, guarantees of indebtedness and employment by us of a related party.

A related party transaction reviewed under the policy will be considered approved or ratified if it is authorized by the audit committee of our board of directors or the chairperson of the audit committee in accordance with the standards set forth in the policy after full disclosure of the related party’s interests in the transaction. As appropriate for the circumstances, the audit committee or the chairperson of the audit committee, as applicable, shall review and consider:

•	the related party’s interest in the transaction;

•	the approximate dollar value of the amount involved in the related party transaction;

•	the approximate dollar value of the amount of the related party’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in our ordinary course of business;

•	whether the transaction with the related party is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose and the potential benefits of the related party transaction to us;

•	required public disclosure, if any; and

•	any other information regarding the related party transaction in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Independence of the Board of Directors

Under the rules of The NASDAQ Stock Market LLC (NASDAQ), independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Audit committee members must also satisfy additional independence criteria set forth in Rule 10A-3 under the Exchange Act, and in NASDAQ rule 5605(c)(2)(A). Under NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors or any other board committee, accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or be an affiliated person of the listed company or any of its subsidiaries.

Our board of director has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that none of Brian K. Halak, Ph.D., Stephen J. Hoffman, M.D., Ph.D., Peter Kolchinsky, Ph.D., Dennis H. Langer, M.D., J.D., David M. Madden or Bruce Peacock, representing six of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under NASDAQ rules. Our board of directors has also determined that Mr. Peacock, Dr. Hoffman and Mr. Madden, members of our audit committee, Dr. Halak, Dr. Hoffman and Dr. Langer, members of our compensation committee, and Dr. Kolchinsky and Mr. Madden, members of our nominating and corporate governance committee, satisfy the independence standards for those committees established by applicable SEC and NASDAQ rules. In making these determinations, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.	Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for fiscal years ended December 31, 2014 and 2013, respectively, by Deloitte & Touche LLP, our independent registered public accounting firm.

	Fiscal Year Ended December 31,
	2014	2013
Audit Fees(1)	$310,000	$974,850
Audit-Related Fees(2)	—	—
Tax Fees(3)	18,875	8,324
All Other Fees(4)	—	—

	$328,875	$983,400

(1)	This category consists of fees for professional services rendered in connection with the audit of our annual financial statements, review of our quarterly financial statements, assistance with registration statements filed with the SEC and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Fees of 2013 also include fees associated with the initial public offering of our common stock closed on February 4, 2014, which included review of our quarterly financial statements included in our registration statement on Form S-1 filed with the SEC and delivery of comfort letters, consents and review of documents filed with the SEC.

(2)	This category consists of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.
(3)	This category consists of fees for tax consultation services provided.
(4)	This category consists of fees for all other services that are not reported above.

We did not incur any Audit-Related Fees or Other Fees in 2014 or 2013. All fees described above were approved by our board of directors or the audit committee of the board of directors.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures for the pre-approval of audit and non-audit services provided by our independent registered public accounting firm, Deloitte & Touche LLP. The policy generally requires pre-approval for specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the audit committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.

The audit committee will review both audit and non-audit services performed by Deloitte & Touche LLP and the fees charged for such services on at least an annual basis. Among other things, the audit committee will review non-audit services proposed to be provided by Deloitte & Touche LLP and pre-approve such services only if they are compatible with maintaining Deloitte & Touche LLP’s status as an independent registered public accounting firm. All services provided by Deloitte & Touche LLP in 2014 and 2013 were pre-approved by our board of directors or the audit committee after review of each of the services proposed for approval.

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

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Warrant to Purchase Common Stock.

4.3(3)	Form of Warrant to Purchase Preferred Stock.

4.4(3)	Amended and Restated Registration Rights Agreement dated as of July 30, 2013, by and among the Company and the investors named therein.

10.1(3)	2007 Employee, Director and Consultant Stock Plan, as amended (the 2007 Plan).++

10.2(3)	Form of Restricted Stock Agreement under the 2007 Plan.++

10.3(3)	Form of Incentive Stock Option Agreement under the 2007 Plan.++

10.4(3)	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.++

10.5(3)	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2010 Plan).++

10.6(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.++

10.7(3)	Form of Restricted Stock Agreement under the 2010 Plan.++

10.8(2)	2014 Performance Incentive Plan.++

10.9(2)	2014 Employee Stock Purchase Plan.++

10.10(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.11(3)	Employment Agreement dated as of May 6, 2010, by and between the Company and Douglas M. Fambrough, III, Ph.D.++

10.12(3)	Employment Agreement dated as of May 1, 2008, by and between the Company and Bob D. Brown, Ph.D.++

10.13(3)	Employment Agreement dated as of December 5, 2011, by and between the Company and James B. Weissman.++

10.14(3)	Letter agreement dated as of June 2, 2009, by and between the Company and David M. Madden.++

10.15(3)	Letter agreement dated as of February 28, 2011, by and between the Company and Dennis H. Langer M.D., J.D.++

10.16(3)	Transition Agreement dated as of September 8, 2009, as amended by Amendment to Transition Agreement dated as of February 1, 2010 and Second Amendment to the Transition Agreement dated as of July 29, 2013, by and between the Company and James C. Jenson, Ph.D.++

10.17(4)	Employment agreement dated as of November 24, 2013, by and between the Company and James E. Dentzer.++

10.18(2)	Loan and Security Agreement dated as of March 25, 2009, as amended by Amendment No. 1 to Loan and Security Agreement dated as of May 28, 2010, and Second Amendment to Loan and Security Agreement dated as of June 28, 2011, by and between the Company and Hercules Technology II, L.P.

10.19(5)	Research Collaboration and License Agreement dated as of December 21, 2009, as amended by Amendment No. 1 to Research Collaboration and License Agreement dated as of December 2, 2010, by and between the Company and Kyowa Hakko Kirin Co., Ltd.†

10.20(2)	Exclusive License Agreement dated as of September 28, 2007, by and between the Company and City of Hope.†

10.21(2)	Commercial License Agreement dated as of September 2, 2013, by and between the Company and Plant Bioscience Limited.†

10.22(2)	Lease Agreement dated as of March 14, 2008, as amended by First Amendment to Lease dated as of September 12, 2008 and Second Amendment to Lease dated as of July 3, 2013, by and between the Company and ARE-480 Arsenal Street, LLC.†

10.23(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

10.24(6)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

10.25(7)	Employment Agreement dated as of March 7, 2014, by and between the Company and Pankaj Bhargava, M.D.++

10.26(7)	Letter Agreement dated as of September 12, 2014, by and between the Company and Bruce Peacock.++

10.27(7)	Employment Agreement dated as of November 22, 2014, by and between the Company and Theodore Ashburn, M.D., Ph.D.++

10.28(7)	License Agreement dated as of November 16, 2014 by and between the Company, on one hand, and Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on the other hand. †

10.29(7)	Development and Supply Agreement dated as of November 16, 2014 by and between Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on one hand, and the Company, on the other hand.†

21.1(7)	Subsidiaries of the Company.

23.1(7)	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(7)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(7)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(7)	XBRL Report Instance Document

101.SCH(7)	XBRL Taxonomy Extension Schema Document

101.CAL(7)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(7)	XBRL Taxonomy Label Linkbase Document

101.PRE(7)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-193150) filed on December 31, 2013.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-193150) filed on January 17, 2014.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-193150) filed on January 29, 2014.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-36281) for the quarterly period ended September 30, 2014.
(7)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Commonwealth of Massachusetts on March 12, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas M. Fambrough, III Douglas M. Fambrough, III, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015

/s/ James E. Dentzer James E. Dentzer	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2015

/s/ David M. Madden David M. Madden	Chairman	March 12, 2015

/s/ Brian K. Halak Brian K. Halak, Ph.D.	Director	March 12, 2015

/s/ Stephen J. Hoffman Stephen J. Hoffman, M.D., Ph.D.	Director	March 12, 2015

/s/ Peter Kolchinsky Peter Kolchinsky, Ph.D.	Director	March 12, 2015

/s/ Dennis H. Langer Dennis H. Langer, M.D., J.D.	Director	March 12, 2015

/s/ Bruce Peacock Bruce Peacock	Director	March 12, 2015

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Warrant to Purchase Common Stock.

4.3(3)	Form of Warrant to Purchase Preferred Stock.

4.4(3)	Amended and Restated Registration Rights Agreement dated as of July 30, 2013, by and among the Company and the investors named therein.

10.1(3)	2007 Employee, Director and Consultant Stock Plan, as amended (the 2007 Plan).++

10.2(3)	Form of Restricted Stock Agreement under the 2007 Plan.++

10.3(3)	Form of Incentive Stock Option Agreement under the 2007 Plan.++

10.4(3)	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.++

10.5(3)	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2010 Plan).++

10.6(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.++

10.7(3)	Form of Restricted Stock Agreement under the 2010 Plan.++

10.8(2)	2014 Performance Incentive Plan.++

10.9(2)	2014 Employee Stock Purchase Plan.++

10.10(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.11(3)	Employment Agreement dated as of May 6, 2010, by and between the Company and Douglas M. Fambrough, III, Ph.D.++

10.12(3)	Employment Agreement dated as of May 1, 2008, by and between the Company and Bob D. Brown, Ph.D.++

10.13(3)	Employment Agreement dated as of December 5, 2011, by and between the Company and James B. Weissman.++

10.14(3)	Letter agreement dated as of June 2, 2009, by and between the Company and David M. Madden.++

10.15(3)	Letter agreement dated as of February 28, 2011, by and between the Company and Dennis H. Langer M.D., J.D.++

10.16(3)	Transition Agreement dated as of September 8, 2009, as amended by Amendment to Transition Agreement dated as of February 1, 2010 and Second Amendment to the Transition Agreement dated as of July 29, 2013, by and between the Company and James C. Jenson, Ph.D.++

10.17(4)	Employment agreement dated as of November 24, 2013, by and between the Company and James E. Dentzer.++

10.18(2)	Loan and Security Agreement dated as of March 25, 2009, as amended by Amendment No. 1 to Loan and Security Agreement dated as of May 28, 2010, and Second Amendment to Loan and Security Agreement dated as of June 28, 2011, by and between the Company and Hercules Technology II, L.P.

10.19(5)	Research Collaboration and License Agreement dated as of December 21, 2009, as amended by Amendment No. 1 to Research Collaboration and License Agreement dated as of December 2, 2010, by and between the Company and Kyowa Hakko Kirin Co., Ltd.†

10.20(2)	Exclusive License Agreement dated as of September 28, 2007, by and between the Company and City of Hope.†

10.21(2)	Commercial Licence Agreement dated as of September 2, 2013, by and between the Company and Plant Bioscience Limited.†

10.22(2)	Lease Agreement dated as of March 14, 2008, as amended by First Amendment to Lease dated as of September 12, 2008 and Second Amendment to Lease dated as of July 3, 2013, by and between the Company and ARE-480 Arsenal Street, LLC.†

10.23(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

10.24(6)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

10.25(7)	Employment Agreement dated as of March 7, 2014, by and between the Company and Pankaj Bhargava, M.D.++

10.26(7)	Letter Agreement dated as of September 12, 2014, by and between the Company and Bruce Peacock.++

10.27(7)	Employment Agreement dated as of November 22, 2014, by and between the Company and Theodore Ashburn, M.D., Ph.D.++

10.28(7)	License Agreement dated as of November 16, 2014 by and between the Company, on one hand, and Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on the other hand. †

10.29(7)	Development and Supply Agreement dated as of November 16, 2014 by and between Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on one hand, and the Company, on the other hand.†

21.1(7)	Subsidiaries of the Company.

23.1(7)	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(7)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(7)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(7)	XBRL Report Instance Document

101.SCH(7)	XBRL Taxonomy Extension Schema Document

101.CAL(7)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(7)	XBRL Taxonomy Label Linkbase Document

101.PRE(7)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(7)	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.

++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-193150) filed on December 31, 2013.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-193150) filed on January 17, 2014.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-193150) filed on January 29, 2014.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-36281) for the quarterly period ended September 30, 2014.
(7)	Filed herewith.