Form 10-Q
period 2015-03-31
Dicerna Pharmaceuticals Inc
filed 2015-05-11
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, there were 17,826,776 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

This Quarterly Report on Form 10-Q also contains estimates, projections and other information concerning our industry, our business and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DICERNA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(Unaudited)

(In thousands, except share data and par value)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,635	$26,067
Held-to-maturity investments	65,035	70,055
Prepaid expenses and other current assets	1,416	1,194

Total current assets	89,086	97,316
NONCURRENT ASSETS:
Property and equipment—net	2,327	2,165
Held-to-maturity investments	—	2,501
Assets held in restriction	1,116	1,380
Other noncurrent assets	217	243

Total noncurrent assets	3,660	6,289

TOTAL ASSETS	$92,746	$103,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,762	$1,237
Accrued expenses and other current liabilities	4,255	3,845
Deferred rent	—	77

Total current liabilities	6,017	5,159
NONCURRENT LIABILITIES:
Security deposit	—	106

Total noncurrent liabilities	—	106

TOTAL LIABILITIES	6,017	5,265

STOCKHOLDERS’ EQUITY

Preferred stock, $0.0001 par value—5,000,000 shares authorized at March 31, 2015 and December 31, 2014, respectively; no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively

Common stock, $0.0001 par value—150,000,000 shares authorized; 17,822,074 and 17,786,867 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in capital	234,214	231,741
Accumulated deficit	(147,488)	(133,404)

Total stockholders’ equity	86,729	98,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,746	$103,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$8,692	$5,251
General and administrative	5,445	2,841

Total operating expenses	14,137	8,092

Loss from operations	(14,137)	(8,092)

Other income (expense):
Interest income	53	4
Interest expense	—	(157)
Preferred stock warrant remeasurement	—	(2,559)

Total other income (expense)	53	(2,712)

Net loss	$(14,084)	$(10,804)

Less: Accretion and dividends on redeemable convertible preferred stock	—	204
Net loss attributable to common stockholders	(14,084)	(11,008)
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(1.02)
Weighted average shares outstanding—basic and diluted	17,815,515	10,822,325

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,084)	$(10,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	170
Net amortization of premium/discount on investments	21	—
Stock-based compensation	2,320	2,212
Increase in fair value of preferred stock warrant liability	—	2,559
Changes in operating assets and liabilities:
Prepaid expenses and other assets	17	(635)
Accounts payable	525	(621)
Accrued expenses and other liabilities	365	682
Deferred rent	25	(9)

Net cash used in operating activities	(10,647)	(6,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of investments	7,500	—
Purchases of property and equipment	(434)	(156)

Net cash provided by (used in) investing activities	7,066	(156)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercised stock options	224	755
Settlement of restricted stock for tax withholding	(75)	—
Net proceeds from initial public offering	—	94,148
Repayments of long-term debt principal	—	(1,104)

Net cash provided by financing activities	149	93,799

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,432)	87,197
CASH AND CASH EQUIVALENTS — Beginning of period	26,067	46,595

CASH AND CASH EQUIVALENTS — End of period	$22,635	$133,792

SUPPLEMENTAL CASH FLOW INFORMATION:
Warrant conversion to common stock	$—	$3,088

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

In February 2014, the Company completed the sale of 6,900,000 shares of common stock in an initial public offering of its common stock (the IPO) at a price to the public of $15.00 per share, resulting in proceeds to the Company of $92,750 after deducting underwriting discounts and commissions of approximately $7,245 and offering expenses paid by the Company of approximately $3,506. In connection with the close of the IPO, all of the outstanding shares of Series A mandatorily redeemable, convertible preferred stock (Series A preferred stock), Series B mandatorily redeemable, convertible preferred stock (Series B preferred stock) and Series C mandatorily redeemable, convertible preferred stock (Series C preferred stock) were converted into shares of common stock on a one-for-one basis immediately prior to the closing of the IPO.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for a complete set of financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2015 and results of operations and cash flows for the interim periods ended March 31, 2015 and 2014. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.

Summary of Significant Accounting Policies — There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K.

2. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company:

	Three Months Ended March 31,
	2015	2014

Net loss	$(14,084)	$(10,804)
Accretion of preferred stock issuance costs to redemption value	—	(204)

Net loss attributable to common stockholders—basic and diluted	$(14,084)	$(11,008)

Weighted-average number of common stock outstanding—basic and diluted	17,815,515	10,822,325

Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(1.02)

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common stock outstanding, because such securities had an anti-dilutive impact due to the losses reported:

	Three Months Ended March 31,
	2015	2014

Options to purchase common stock	4,174,708	1,532,170
Warrants to purchase common stock	87,901	58,785
Warrants to purchase redeemable convertible preferred stock	—	51,762
Redeemable convertible preferred stock	—	4,118,116
Unvested restricted stock	84,162	64,163

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

The following tables provide information relating to held-to-maturity investments:

At March 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$65,035	$7	$(3)	$65,039

Total held-to-maturity investments	$65,035	$7	$(3)	$65,039

At December 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$72,556	$2	$(26)	$72,532

Total held-to-maturity investments	$72,556	$2	$(26)	$72,532

The amortized cost and fair value of held-to-maturity investments by contractual maturities at March 31, 2015, are as follows:

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$65,035	$65,039

Total	$65,035	$65,039

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

In connection with the Hercules loan, the Company issued warrants to Hercules for the purchase of an aggregate of 21,000 shares of the Series A preferred stock and 26,400 shares of the Series B preferred stock each at an exercise price of $25.00 per share. Immediately prior to the closing of the IPO on February 4, 2014, all of the outstanding shares of the Series A, Series B and Series C preferred stock were automatically converted into shares of common stock on a one-for-one basis. The fair value of the warrants, which was initially classified as a liability in the financial statements, was reclassified as part of shareholders’ equity upon the conversion of Series A and Series B preferred stock. The remeasurement of the liability continued until the date of the closing of the IPO. The fair value of the outstanding Hercules warrants as of the IPO closing date was $765 and was determined using the Black-Scholes option-pricing model with the following assumptions:

February 4, 2014

Stock price	$32.66
Expected option term (in years)	3.0
Expected volatility	62%
Risk-free interest rate	0.7%
Expected dividend yield	0.0%

On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of common stock. There were no Series A and Series B warrants outstanding at March 31, 2015 and December 31, 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $0 and $(671) for the three months ended March 31, 2015 and 2014, respectively.

5. Stock-Based Compensation

Stock options granted to nonemployees

Stock-based compensation expense related to stock options granted to nonemployees is recognized as the consulting services are rendered, generally on a straight-line basis. The Company believes that the fair value of the stock options is more reliably measurable than the fair value of the services received. Compensation expense is subject to remeasurement until the stock options vest.

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to nonemployees with grant date fair value of $337. Based on the terms of the nonemployee stock option agreements the Company recorded a nonemployee stock-based compensation expense of $91 and $1,611 for the three month period ended March 31, 2015 and 2014, respectively. The assumptions used to estimate fair value were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Stock price	$21.32 – $24.43	$28.25 – $41.12
Expected option term (in years)	5.10 – 5.29	0.25 – 6.86
Expected volatility	68%	56% –72%
Risk-free interest rate	1.20% – 1.50%	0.08% – 2.29%
Expected dividend yield	0.00%	0.00%

As of March 31, 2015, there were 39,375 unvested stock options held by nonemployees.

Stock options granted to employees

During the three month periods ended March 31, 2015 and 2014, the Company granted stock options to purchase 639,426 and 0 shares, respectively, of common stock to employees with grant-date fair values of $7.5 million and $0, respectively. The Company recorded employee stock-based compensation expense of $2,229 and $601 for the three month periods ended March 31, 2015 and 2014, respectively. The assumptions used to estimate the grant-date fair value were as follows:

Three Months Ended
March 31, 2015
Stock price	$18.50 – $24.03

Expected option term (in years)	6.25
Expected volatility	68%
Risk-free interest rate	1.51% – 1.58%
Expected dividend yield	0.00%

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

The adjustment to the Series C preferred stock warrant liability was recorded in other income (expense) and amounted to $0 and (1,888) for the three months ended March 31, 2015 and 2014, respectively.

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

A summary of the Company’s assets that are measured or disclosed at fair value as at March 31, 2015 and December 31, 2014 are presented below:

Description	At March 31, 2015	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$17,980	$17,980	$—	$—
Held-to-maturity investments
U.S. treasury securities and government agency bonds	65,039	—	65,039	—
Assets held in restriction
Money market fund	1,116	—	1,116	—
Other current assets
Certificate of deposit	264	—	264	—

Total	$84,399	$17,980	$66,419	$—

Description	At December 31, 2014	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$20,425	$20,425	$—	$—
Held-to-maturity investments
U.S. treasury securities and government agency bonds	72,532	—	72,532	—
Assets held in restriction
Money market fund and certificate of deposit	1,380	—	1,380	—

Total	$94,337	$20,425	$73,912	$—

The Company’s cash equivalents, primarily money market accounts are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of March 31, 2015 and December 31, 2014, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2015 and December 31, 2014, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2015 and December 31, 2014, respectively.

For the three month periods ended March 31, 2015 and 2014, there were no transfers between Level 1 and Level 2.

The fair value of the preferred stock warrant liability was determined using the Black-Scholes option-pricing model until the IPO conversion date of February 4, 2014. After the closing of the IPO, the remaining preferred stock warrant liability was no longer subject to remeasurement as the warrants to purchase the Company’s preferred stock became warrants to purchase shares of the Company’s common stock. As of the IPO closing date, the fair value of the preferred stock warrants was based significantly on the fair value of the Company’s publicly traded common stock and other observable inputs and was reclassified to Level 2.

The fair value of the preferred stock warrant prior to the closing of the IPO was based significantly on the fair value of the preferred stock, which was developed using unobservable inputs, and was classified within Level 3. The following table provides a roll-forward of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

BALANCE—January 1, 2014	529
Change in fair value of warrant liability	2,559
Transfers to Level 2	(3,088)

BALANCE—March 31, 2014	$—

There were no preferred stock warrants outstanding as of March 31, 2015 and December 31, 2014.

8. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9,498 over a six-year lease term. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1,116 letter of credit, secured by a money market account which is included in assets held in restriction at March 31, 2015 and December 31, 2014.

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5,000 to $10,000 upon the achievement of certain milestones, and royalties on future sales, if any. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company did not record any research and development expense, related to the agreement with the Medical Center during the three months ended March 31, 2015 and 2014, respectively.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $100 to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sale revenue of any licensed product candidates sold by the Company. The Company did not record any research and development expense, related to this agreement, during the three months ended March 31, 2015 and 2014, respectively.

Tekmira Pharmaceuticals Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Tekmira Pharmaceuticals Corporation (Tekmira) to license Tekmira’s LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Tekmira’s LNP technology to deliver DCR-PH1, for the treatment of PH1. As of March 31, 2015, the Company paid $3,000 in license fees. Tekmira is entitled to receive additional payments of $22,000 in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Tekmira providing clinical drug supply and regulatory support.

9. Subsequent Event

On April 9, 2015, the Company terminated its lease and sub-lease at 480 Arsenal Street in Watertown. The transactions did not have a material impact on the Company’s financial statements. The Company expects the associated letter of credit to be cancelled during the second quarter of 2015. Assets held in restriction, in the amount of a $264 certificate of deposit, have been reclassified to other current assets as of March 31, 2015.

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

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the rare and serious inherited disorder PH1. We seek to begin clinical trials of DCR-PH1 in late 2015; however, studies in non-human primates have refined our expectations for data read-out from the trial. Observations in non-human primates have demonstrated (1) substantially longer target enzyme half-life in non-human primates than in mice, and thus movement in key metabolite biomarkers takes longer to be observed, and (2) greater levels of RNAi knockdown are required for enzyme silencing in non-human primates than in mice, which suggests that we may need to achieve high levels of transcript knockdown in patients before observing biomarker changes. These phenomena suggest that higher doses may be required before observing robust biomarker response during the phase 1 trial. We therefore expect this data to emerge in the first half of 2016. We also have discovery and early development programs against a series of additional disease targets in the liver. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). We submitted an IND application for DCR-MYC for the treatment of solid tumors, multiple myeloma, and lymphoma to the U.S. Food and Drug Administration in the first quarter of 2014 and began our clinical trials of DCR-MYC shortly thereafter in the second quarter of 2014. In the fourth quarter of 2014 we initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015.

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

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through the recent initial public offering of our common stock, previous private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees and preclinical payments under our research collaboration and license agreement with KHK and from a government grant. In addition, we have borrowed under a secured term loan from Hercules Technology II, L.P. (Hercules loan) to fund our operations. More particularly, since our inception and through March 31, 2015, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of March 31, 2015, we had cash and cash equivalents and held-to-maturity investments of $87.7 million and we also had $1.1 million in assets held in restriction.

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

Since inception, we have incurred significant operating losses. Our net loss was $14.1 million, and $10.8 million for the three months ended March 31, 2015 and 2014, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We recognized no revenue for the three months ended March 31, 2015 and 2014. We recognized revenue of $7.0 million for the year ended December 31, 2012. Our revenue to date has been generated through our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. As of March 31, 2015, we had an accumulated deficit of $147.5 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Collaboration agreement

In December 2009, we entered into a research collaboration and license agreement with KHK for the research, development and commercialization of DsiRNA molecules and drug delivery technologies for therapeutic targets in oncology. We have granted KHK an exclusive, worldwide, royalty-bearing and sub-licensable license to our DsiRNA molecules and drug delivery technologies and intellectual property for two programs, KRAS and a second undisclosed oncology target. Under the research collaboration and license agreement, KHK is responsible for activities to develop, manufacture and commercialize the selected DsiRNA-based compounds and pharmaceutical products containing such compounds. For the KRAS product candidate, we have an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. In addition, for each product candidate under the research collaboration and license agreement, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate.

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of March 31, 2015, we have received total payments to date of $17.5 million from KHK under the research collaboration and license agreement.

License agreements

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

In November 2014, we entered into a licensing and collaboration agreement with Tekmira to license Tekmira’s LNP delivery technology for exclusive use in our PH1 development program. We will use Tekmira’s LNP technology to deliver DCR-PH1, for the treatment of PH1. As of March 31, 2015, we paid $3.0 million in license fees. Tekmira is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This new partnership also includes a supply agreement with Tekmira providing clinical drug supply and regulatory support.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three month periods ended March 31, 2015 or 2014.

We did not have revenue for the three month ended March 31, 2015 or 2014.

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

In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies, and in the fourth quarter of 2014 we initiated a global phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 12, 2015. There have been no material changes to our critical accounting policies during the three month period ended March 31, 2015 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 12, 2015.

Recent Accounting Pronouncements

There are no recent accounting standards that would impact our results reported in the unaudited condensed consolidated interim financial statements included in this report.

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,		INCREASE (DECREASE)
	2015	2014
Revenue:	$—	$—	$—	—

Expenses:

Research and development	8,692	5,251	3,441	66%
General and administrative	5,445	2,841	2,604	92%

Total expenses	14,137	8,092	6,045	75%

Loss from operations	(14,137)	(8,092)	(6,045)	(75)%
Other income (expense)	53	(2,712)	(2,765)	(98)%

Net loss	$(14,084)	$(10,804)	$(3,280)	30%

Revenue

We did not recognize any revenue for the three months ended March 31, 2015 or March 31, 2014. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2015 and 2014 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2015	2014	Increase/ (Decrease)

Direct research and development expenses	$3,721	$670	$3,051
Platform-related expenses	1,971	3,211	(1,240)
Employee-related expenses	2,515	1,182	1,333
Facilities, depreciation and other expenses	485	188	297

Total	$8,692	$5,251	$3,441

Research and development expenses were $8.7 million and $5.3 million for the three month periods ended March 31, 2015 and 2014, respectively. Direct research and development expenses were $3.7 million for the three month period ended March 31, 2015 compared to $0.7 million for the comparable prior year period as the result of the initiation of the clinical trial related to DCR-MYC and an increase in research activities related to DCR-PH1. Platform-related expenses were $2.0 million for the three month period ended March 31, 2015 compared to $3.2 million for the comparable prior year period due to non-employee stock-based compensation of $1.6 million in the prior year, partially offset by increased expenses related to discovery and early development of future programs. Employee-related expenses were $2.5 million for the three month period ended March 31, 2015 compared to $1.2 million in the prior year period, primarily due to additional hiring during the period, along with stock-based compensation of $0.8 million compared to $0.1 million in the prior year. Facilities, depreciation and other expenses have increased by $0.3 million due to increased occupancy costs. We expect our research and development expenses to increase for the full year 2015 as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $5.4 million for the three months ended March 31, 2015 and $2.8 million for the three months ended March 31, 2014. Employee related expenses were $2.4 million for the three month periods ended March 31, 2015, compared to $1.0 million for the comparable period in 2014. The increase in these costs related to stock based compensation and an increase in head count. Professional fees were $1.4 million for the three month period ended March 31, 2015, compared to $1.0 in the comparable period in 2014. Other expenses were $1.6 million compared to $0.8 million in the comparable period in 2014. These increases were primarily due to the transition and increased costs associated with operating as a public company. We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Other income (expense)

Other income (expense) was $0.1 million for the three months ended March 31, 2015 and $(2.7) million for the three months ended March 31, 2014. The increase of $2.8 million compared to the three months ended March 31, 2014, was due primarily to a decrease in expense related to the remeasurement of the preferred stock warrant liability of $2.7 million.

Liquidity and Capital Resources

Since our inception and through March 31, 2015, we have raised an aggregate of $233.2 million to fund our operations, of which $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of March 31, 2015, we had cash and cash equivalents and held-to-maturity investments of $87.7 million and $1.1 million in assets held in restriction.

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

Contemporaneously with the filing of our Form 10-K on March 12, 2015, we filed with the SEC a universal shelf registration statement on Form S-3 permitting the sale of 10,000,000 shares of our common stock and $50,000,000 of other securities.

Cash flows

As of March 31, 2015, we had $87.7 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in assets held in restriction.

The following table shows a summary of our cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Net cash used in operating activities	$(10,647)	$(6,446)
Net cash provided by (used in) investing activities	7,066	(156)
Net cash provided by financing activities	149	93,799

(Decrease) increase in cash and cash equivalents	$(3,432)	$87,197

Operating activities

Net cash used in operating activities was $10.6 million and $6.4 million for the three month periods ended March 31, 2015 and 2014, respectively. The increase in cash used in operating activities of $4.2 million was primarily due to an increase in our net loss of $3.3 million, a decrease of $2.4 million in non-cash items, partially offset by changes in working capital totaling $1.5 million.

Investing activities

Net cash provided by (used in) investing activities was $7.1 million and $(0.2) million for the three month periods ended March 31, 2015 and 2014, respectively. Net cash provided by investing activities for the periods presented relates to maturities of held-to-maturity investments, and purchases of property and equipment, primarily laboratory equipment.

Financing activities

Net cash provided by financing activities was $0.1 million and $93.8 million for the three month periods ended March 31, 2015 and 2014, respectively. Net cash provided by financing activities of $0.1 million for the three months ended March 31, 2015 was primarily due to proceeds from issuance of common stock. Net cash provided by financing activities of $93.8 million for the three months ended March 31, 2014 was due to $94.1 million of net proceeds from our initial public offering, and proceeds from other issuance of common stock of $0.8 million, which was partially offset by $1.1 million of repayments on the Hercules loan.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs. We believe that our cash and cash equivalents as of March 31, 2015, excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements through 2016. However, we may require additional capital for the further development of our existing product candidates and may also need to raise additional funds sooner to pursue other development activities related to additional product candidates.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of March 31, 2015 (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$10,172	$2,119	$3,570	$3,333	$1,150

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our former office and laboratory space in Watertown, Massachusetts, as amended on July 3, 2013, that expires on November 30, 2016 with an average rent of approximately $51 per month, and our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $134 per month.

We also have obligations to make future payments to COH, and PBL that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not probable and estimable.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2015, we had cash and cash equivalents and held-to-maturity investments of $87.7 million, consisting of an interest-bearing money market account. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended March 31, 2015, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2015, we had an accumulated deficit of $147.5 million. For the quarter ended March 31, 2015 and the years ended December 31, 2014, 2013 and 2012, our net loss was $14.1 million, $47.9 million, $18.5 million and $10.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2015, we had $87.7 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our anticipated level of operations through 2016. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and certain foreign regulatory authorities, such as the European Medicines Agency (EMA), require preclinical studies to be conducted in accordance with applicable Good Laboratory Practices (GLPs) and clinical trials to be conducted in accordance with applicable FDA regulations and good clinical practices (GCPs), including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

Because we rely on third party manufacturing and supply partners, such as Tekmira and its subsidiary Protiva Biotherapeutics Inc. (together Tekmira), our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies. Pursuant to our development and supply agreement, Tekmira manufactures lipid nanoparticles that we are seeking to use for delivery of DCR-PH1 to the liver. In the event that we are unable to use the technology we licensed from Tekmira to deliver DCR-PH1 to the liver or if Tekmira experiences difficulty in manufacturing lipid nanoparticles, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities for such product, will, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing approval. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategies (REMS) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (RMPs) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls and seizures, refusal to permit the import or export of products, operating restrictions and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties and criminal prosecution.

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

As of March 31, 2015, we had $87.7 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of May 8, 2015, our patent estate, including the patents and patent applications that we have licensed from COH and Tekmira, along with one of its affiliates, included over 20 issued patents and over 70 pending patent applications for research and development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

We are aware of a European patent, granted in 2006, and assigned to Alnylam (EP 1 352 061 B1) (EP ‘061 patent), that broadly covers various RNAi constructs. The EP ‘061 patent has been validated and is currently in force in Austria, Germany, Ireland, Liechtenstein, Switzerland, and the United Kingdom and could potentially be validated in other European countries. If the EP ‘061 patent remains in force in each validated European country, we could be prevented from commercializing programs based on our DsiRNA platform (DCR-MYC and KHK programs) products in each of those countries and we could be sued for patent infringement in such countries. We are aware that others are pursuing patent applications directed to similar subject matter in the U.S. and other jurisdictions and reinstatement of a revoked European patent broadly covering various RNA constructs. If any one of these applications were ultimately to issue as patents or the revoked patent were reinstated with claims that cover our DsiRNA molecules, their methods of use or methods of delivery, we could be sued for patent infringement in each of those countries as well. If we were unsuccessful in defending ourselves in any of these actions, we may be required to pay substantial damages, be forced to abandon our product candidates or seek a license from any patent holders, in each case, in such countries. We believe that the expected expiration date of the EP ‘061 patent and any foreign counterparts that might issue is early 2022.

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

We do, and will continue to, rely on intellectual property rights licensed from third parties to protect our technology. We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have a license from COH (on behalf of itself and IDT) to certain patent rights, which provide platform intellectual property for research and development of our DsiRNA molecules, as employed in our DCR-MYC programs and collaborative programs with KHK. Pursuant to this agreement, we have a worldwide license from COH (subject to the pre-existing non-exclusive license) for the exploitation of key intellectual property rights in this respect, and COH and IDT retain ownership of the patents and patent applications to which we are licensed under the agreement. In addition, we have an exclusive worldwide license from Tekmira to their LNP technology for delivery of certain therapeutics to treat PH1, and Tekmira retain ownership of their patents. This technology could be important to us as we are seeking to use it to deliver DCR-PH1 to the liver. If we are unable to do so, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We also may license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense our rights under our third-party licenses to KHK and may sublicense such rights to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under our collaboration agreement with KHK or result in termination of an agreement by one or more of our collaborators or any future strategic partners.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through May 8, 2015, our stock had high and low closing sale prices in the range of $46.00 and $8.14 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of May 8, 2015, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 78.6 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

Our stockholders may experience significant dilution as a result of future equity offerings and exercise of outstanding options.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by our existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by our existing stockholders.

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. As of May 8, 2015, 176,123 shares of common stock were reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 4,238,198 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise of outstanding options or warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 8, 2015, we had 17,826,776 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not have any unregistered sales of equity securities during the quarter ended March 31, 2015.

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

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: May 11, 2015	By:	/s/ James E. Dentzer
James E. Dentzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.