Form 10-Q
period 2015-06-30
Dicerna Pharmaceuticals Inc
filed 2015-08-06
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 5, 2015, there were 20,593,117 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,908	$26,067
Held-to-maturity investments	69,100	70,055
Prepaid expenses and other current assets	1,733	1,194

Total current assets	96,741	97,316
NONCURRENT ASSETS:
Held-to-maturity investments	27,033	2,501
Property and equipment—net	2,584	2,165
Assets held in restriction	1,116	1,380
Other noncurrent assets	188	243

Total noncurrent assets	30,921	6,289

TOTAL ASSETS	$127,662	$103,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,637	$1,237
Accrued expenses and other current liabilities	7,344	3,845
Deferred rent	—	77

Total current liabilities	8,981	5,159
NONCURRENT LIABILITIES:
Security deposit	—	106

Total noncurrent liabilities	—	106

TOTAL LIABILITIES	8,981	5,265

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized at June 30, 2015 and December 31, 2014; 20,580,375 shares and 17,786,867 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2	3
Additional paid-in capital	282,342	231,741
Accumulated deficit	(163,663)	(133,404)

Total stockholders’ equity	118,681	98,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,662	$103,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$184	$—	$184	$—
Operating expenses:
Research and development	11,875	6,806	20,567	12,057
General and administrative	4,519	4,372	9,964	7,213

Total operating expenses	16,394	11,178	30,531	19,270

Loss from operations	(16,210)	(11,178)	(30,347)	(19,270)

Other income (expense):
Interest income	34	8	87	12
Interest expense	—	(42)	—	(199)
Preferred stock warrant remeasurement	—	—	—	(2,559)
Loss on extinguishment of debt	—	(143)	—	(143)

Total net other income (expense)	34	(177)	87	(2,889)

Net loss	$(16,176)	$(11,355)	$(30,260)	$(22,159)
Less: Accretion and dividends on redeemable convertible preferred stock	—	—	—	204

Net loss attributable to common stockholders	(16,176)	(11,355)	(30,260)	(22,363)
Net loss per share attributable to common stockholders—basic and diluted	$(0.86)	$(0.64)	$(1.65)	$(1.57)
Weighted average shares outstanding—basic and diluted	18,852,814	17,684,563	18,337,030	14,272,401

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,260)	$(22,159)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339	261
Net amortization of premium/discount on investments	53	—
Stock-based compensation	4,981	4,617
Loss on extinguishment of debt	—	143
Increase in fair value of preferred stock warrant liability	—	2,559
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(564)	(944)
Accounts payable	400	(272)
Accrued expenses and other liabilities	2,776	1,542
Deferred rent	60	(18)

Net cash used in operating activities	(22,215)	(14,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in assets held in restriction	264	(1,116)
Purchases of property and equipment	(639)	(808)
Maturities of held-to-maturity investments	12,500	—
Purchases of held-to-maturity investments	(36,130)	(42,552)

Net cash used in investing activities	(24,005)	(44,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercised stock options	252	762
Settlement of restricted stock for tax withholding	(75)	—
Proceeds from public offering of common stock, net of costs	45,884	94,148
Repayments of long-term debt principal	—	(5,026)

Net cash provided by financing activities	46,061	89,884

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(159)	31,137
CASH AND CASH EQUIVALENTS — Beginning of period	26,067	46,595

CASH AND CASH EQUIVALENTS — End of period	$25,908	$77,732

SUPPLEMENTAL CASH FLOW INFORMATION:
Warrant conversion to common stock	$—	$3,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Nature of business

Dicerna Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver and for cancers that are genetically defined. The Company is using its proprietary RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. The Company intends to discover, develop and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners.

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

In May 2015, the Company completed the sale of 2,750,000 shares of common stock in a public offering of its common stock at a price to the public of $17.75 per share, resulting in proceeds to the Company of $45,438 after deducting underwriting discounts and commissions of approximately $2,929 and offering cost accrued by the Company of approximately $446.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for a complete set of financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2015 and results of operations and cash flows for the interim periods ended June 30, 2015 and 2014. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any other future year.

Summary of Significant Accounting Policies — There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K other than the following policy noted below:

Revenue Recognition

Grant revenue is recognized in the period during in which the related grant research and activities are incurred, provided that the conditions under which the grant was provided have been met and the Company only has perfunctory obligations outstanding. Any amounts received in advance of revenue recognition are classified as deferred revenue in the consolidated balance sheets. Costs associated with grants are included in research and development expenses in the consolidated statements of operations.

2. Revenue Recognition

NIH Grants

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded the Company a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $184. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the three and six month periods ended June 30, 2015, the Company recognized $184 of revenue associated with the NIH grant award.

3. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(16,176)	$(11,355)	$(30,260)	$(22,159)
Less: Accretion and dividends on redeemable convertible preferred stock	—	—	—	204

Net loss attributable to common stockholders	(16,176)	(11,355)	(30,260)	(22,363)

Net loss per share attributable to common stockholders—basic and diluted	$(0.86)	$(0.64)	$(1.65)	$(1.57)

Weighted average shares outstanding—basic and diluted	18,852,814	17,684,563	18,337,030	14,272,401

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common stock outstanding, because such securities had an anti-dilutive impact since the Company has a net loss attributable to common stockholders:

	Three months Ended June 30,		Six months Ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	4,194,171	2,831,125	4,164,904	2,159,551
Warrants to purchase common stock	87,901	87,901	87,901	73,424
Warrants to purchase redeemable convertible preferred stock	—	—	—	25,738
Redeemable convertible preferred stock	—	—	—	2,047,682
Unvested restricted stock	72,772	109,859	78,436	87,141

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

The following tables provide information relating to held-to-maturity investments:

At June 30, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$96,133	$32	$(2)	$96,163

Total held-to-maturity investments	$96,133	$32	$(2)	$96,163

At December 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$72,556	$2	$(26)	$72,532

Total held-to-maturity investments	$72,556	$2	$(26)	$72,532

The amortized cost and fair value of held-to-maturity investments by contractual maturities at June 30, 2015, are as follows (in thousands):

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$69,100	$69,111
Maturing after one year through two years	27,033	27,052

Total	$96,133	$96,163

5. Long-term Debt

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

In connection with the Hercules loan, the Company issued warrants to Hercules for the purchase of an aggregate of 21,000 shares of Series A preferred stock and 26,400 shares of Series B preferred stock each at an exercise price of $25.00 per share. Immediately prior to the closing of the IPO on February 4, 2014, all of the outstanding shares of Series A, Series B and Series C preferred stock were automatically converted into shares of common stock on a one-for-one basis. The fair value of the warrants was classified as a liability in the balance sheet as of December 31, 2013. After the conversion of Series A and Series B preferred stock, the fair value of the warrants was reclassified as a part of stockholders’ equity. The remeasurement of the liability continued until the date of the closing of the IPO. The fair value of the outstanding Hercules warrants as of the IPO closing date was $765 and was determined using the Black-Scholes option-pricing model with the following assumptions:

February 4, 2014
Stock price	$32.66
Expected option term (in years)	3.00
Expected volatility	62%
Risk-free interest rate	0.69%
Expected dividend yield	0.00%

On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of common stock. There were no Series A and Series B warrants outstanding at June 30, 2015 and December 31, 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $0 for the three and six month periods ended June 30, 2015 compared to $0 and $(671) for the same periods in the prior year.

6. Stock-Based Compensation

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

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to nonemployees with an initial fair value of $337. Based on the terms of the nonemployee stock option agreements the Company recorded nonemployee stock-based compensation of $64 and $155 for the three and six month periods ended June 30, 2015, as compared to $50 and $1,661 in the comparable 2014 periods. The assumptions used to estimate fair value were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Stock price	$13.95 – $20.07	$13.95 – $24.43
Expected option term (in years)	4.83 – 5.01	4.37 – 5.29
Expected volatility	66% – 67%	66% – 68%
Risk-free interest rate	1.43% – 1.57%	1.21% – 1.57%
Expected dividend yield	0.00%	0.00%

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Stock price	$16.16 – $22.57	$16.16 – $41.12
Expected option term (in years)	6.11 – 6.40	0.25 – 6.86
Expected volatility	73%	56% – 73%
Risk-free interest rate	2.12% – 2.27%	0.08% – 2.29%
Expected dividend yield	0.00%	0.00%

As of June 30, 2015, there were 35,000 unvested stock options held by nonemployees.

Stock option grants to employees

During the three and six month periods ended June 30, 2015, the Company granted stock options to purchase 210,500 and 849,926 shares of common stock to employees with grant date fair values of $1,776 and $9,303, respectively, compared to 1,810,806 shares with grant date fair values of $19,622, for the three and six month periods in 2014. Employee stock-based compensation for the three and six month periods ended June 30, 2015 were $2,597 and $4,826 as compared to $2,355 and $2,956, respectively, for the comparable 2014 periods. The assumptions used to estimate the grant date fair value for 2015 grants were as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Stock price	$13.87 – $13.95	$13.87 – $24.03
Expected option term (in years)	5.50 – 6.25	5.50 – 6.25
Expected volatility	67%	67 – 69%
Risk-free interest rate	1.77% –1.81%	1.51% –1.81%
Expected dividend yield	0.00%	0.00%

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Stock price	$16.30 – $18.73	$16.30 – $18.73
Expected option term (in years)	5.50 – 6.25	5.50 – 6.25
Expected volatility	73% – 74%	73% – 74%
Risk-free interest rate	1.92% – 2.00%	1.92% – 2.00%
Expected dividend yield	0.00%	0.00%

7. Redeemable Convertible Preferred Stock

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

The adjustment to the Series C preferred stock warrant liability was recorded in other income (expense) and amounted to $0 for the three and six month periods ended June 30, 2015, compared to $0 and ($1,888) for the same periods in 2014.

8. Fair Value Measurements

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

A summary of the Company’s assets that are measured or disclosed at fair value as of June 30, 2015 and December 31, 2014 are presented below:

Description	At June 30, 2015	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$17,845	$17,845	$—	$—
Held-to-maturity investments
U.S. treasury securities and government agency bonds	96,163	—	96,163	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$115,124	$17,845	$97,279	$—

Description	At December 31, 2014	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$20,425	$20,425	$—	$—
Held-to-maturity investments
U.S. treasury securities and government agency bonds	72,532	—	72,532	—
Assets held in restriction
Money market fund and certificate of deposit	1,380	—	1,380	—

Total	$94,337	$20,425	$73,912	$—

The Company’s cash equivalents, primarily money market accounts are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of June 30, 2015 and December 31, 2014, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of June 30, 2015 and December 31, 2014, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of June 30, 2015 and December 31, 2014, respectively.

For the three and six month periods ended June 30, 2015 and 2014, there were no transfers between Level 1 and Level 2.

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

There were no preferred stock warrants outstanding as of June 30, 2015 and December 31, 2014.

9. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9,498 over a six-year lease term. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1,116 letter of credit, secured by a money market account which is included in assets held in restriction at June 30, 2015 and December 31, 2014.

On April 9, 2015, the Company terminated its lease and sub-lease at 480 Arsenal Street in Watertown. The transactions did not have a material impact on the Company’s financial statements. The associated letter of credit was cancelled by the bank during the second quarter of 2015. A $264 certificate of deposit, which secured the letter of credit, was redeemed and is included in the Company’s cash and cash equivalents at June 30, 2015.

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5,000 to $10,000 upon the achievement of certain milestones, and royalties on future sales, if any. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. There were no expenses related to this agreement for the three and six month periods ended June 30, 2015 and the comparable prior year periods.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $100 to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sale revenue of any licensed product candidates sold by the Company. Research and development expense for the three and six month periods ended June 30, 2015 related to this agreement was $0 as compared to $100 in the comparable 2014 periods.

Tekmira Pharmaceuticals Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Tekmira Pharmaceuticals Corporation (Tekmira) to license Tekmira’s LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Tekmira’s LNP technology to deliver DCR-PH1, for the treatment of PH1. As of June 30, 2015, the Company had paid $3,000 in cumulative license fees. Tekmira is entitled to receive additional payments of $22,000 in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Tekmira providing clinical drug supply and regulatory support.

10. Litigation

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint against the Company in the Superior Court of Middlesex County, Massachusetts. The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Sirna Therapeutics, Inc. (Sirna), which at the time was a subsidiary of Merck & Co., Inc., and in connection with our discussions with Merck to acquire Sirna, which was subsequently acquired by Alnylam. The complaint seeks, among other things, damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets.

The Company believes that these allegations lack merit, and intends to vigorously defend all claims asserted. At this time, the Company has not recorded a liability in connection with these matters because it believes that any potential loss is neither probable nor reasonably estimable.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities outstanding as of June 30, 2015 and December 31, 2014.

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

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the rare and serious inherited disorder PH1. We seek to begin clinical trials of DCR-PH1 in late 2015 with an IND filing in the third quarter of 2015 and expect data in the first half of 2016. The FDA and the European Medicines Agency (EMA) have both granted Orphan Drug Designation to DCR-PH1. We also have discovery and early development programs against a series of additional disease targets in the liver. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). We submitted an IND application for DCR-MYC for the treatment of solid tumors, multiple myeloma, and lymphoma to the U.S. Food and Drug Administration (FDA) in the first quarter of 2014 and began our clinical trials of DCR-MYC shortly thereafter in the second quarter of 2014. In the fourth quarter of 2014 we initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. In the second quarter of 2015, we announced plans to expand our ongoing Phase 1 study of DCR-MYC in solid tumors, multiple myeloma, or lymphoma to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. Once the Maximum Tolerated Dose (MTD) is established in the ongoing Phase 1 study, an expansion cohort will be opened to enroll patients with PNET.

As part of our collaboration with Kyowa Hakko Kirin Co., Ltd. (KHK), a global pharmaceutical company, we are developing a product candidate that targets the oncogene KRAS, which is frequently mutated in numerous major cancers, including non-small cell lung cancer, colorectal cancer, and pancreatic cancer. KHK is responsible for global development of the KRAS program, including all development expenses. For the KRAS product candidate, we retain an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. We are also developing, with KHK, a therapeutic candidate targeting a second cancer-related gene, which we are not identifying at the time. For each product candidate in our collaboration with KHK, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each such product candidate. We expect that our strategy to partner the development of product candidates will help us fund the costs of clinical development and enable us to diversify risk across a number of programs. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials.

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through public offerings of our common stock, private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees, preclinical payments under our research collaboration and license agreement with KHK, from government grants, and from a secured term loan from Hercules Technology II, L.P. (Hercules loan). More particularly, since our inception and through June 30, 2015, we have raised an aggregate of $279.3 million to fund our operations, of which approximately $45.9 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the National Institutes of Health (NIH) covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of June 30, 2015, we had cash and cash equivalents and held-to-maturity investments of $122.0 million and we also had $1.1 million in assets held in restriction.

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

On May 27, 2015, we completed a follow-on offering of our common stock, in which we issued and sold a total of 2,750,000 shares of common stock, at a public offering price of $17.75 per share. We received net proceeds of approximately $45.9 million after deducting underwriting commissions and discounts.

Since inception, we have incurred significant operating losses. Our net loss was $30.3 million, and $22.2 million for the six months ended June 30, 2015 and 2014, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. We recognized $0.2 million in revenue for the six months ended June 30, 2015 and no revenue for the comparable period in 2014. Our revenue to date has been generated through our research collaboration and license agreement with KHK and a government grant. We have not generated any commercial product revenue. As of June 30, 2015, we had an accumulated deficit of $163.7 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	advance our product candidates into preclinical development;

•	conduct any clinical trials of DCR-PH1, DCR-MYC and other potential product candidates;

•	continue our research and development efforts, including to expand our pipeline and to enhance our technology platform;

•	increase research and development related activities for the discovery and development of additional product candidates;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;

•	respond to and defend ourselves against complaints and potential litigation, including the Alnylam complaint of misappropriation of confidential information; and

•	operate as a public company.

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of June 30, 2015, we have received total payments to date of $17.5 million from KHK under the research collaboration and license agreement.

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

In November 2014, we entered into a licensing and collaboration agreement with Tekmira to license Tekmira’s LNP delivery technology for exclusive use in our PH1 development program. We will use Tekmira’s LNP technology to deliver DCR-PH1, for the treatment of PH1. As of June 30, 2015, we paid $3.0 million in license fees. Tekmira is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This new partnership also includes a supply agreement with Tekmira providing clinical drug supply and regulatory support.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and grants. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three and six month periods ended June 30, 2015 or 2014.

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the three and six month periods ended June 30, 2015, we recognized $0.2 million of revenue associated with the NIH grant award. We did not have revenue for the three and six month periods ended June 30, 2014.

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

In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies, and in the fourth quarter of 2014 we initiated a global phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. During 2015, the FDA and the EMA have both granted Orphan Drug Designation to DCR-PH1, the company’s therapeutic candidate for the treatment of primary hyperoxaluria type 1 (PH1) and we announced plans to expand our ongoing Phase 1 study of DCR-MYC in solid tumors, multiple myeloma, or lymphoma to include a cohort of patients with PNETs following early signs of clinical response, including reduction of tumor metabolic activity and reduction of tumor size, in PNET patients. Once the MTD is established, in the ongoing Phase 1 study, an expansion cohort will be opened to enroll patients with PNET. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include travel expenses, professional fees for auditing, tax and other professional services and allocated facility-related costs not otherwise included in research and development expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenues and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 12, 2015. There have been no material changes to our critical accounting policies during the three or six month periods ended June 30, 2015 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 12, 2015.

Recent Accounting Pronouncements

There are no recent accounting standards that would impact our results reported in the unaudited condensed consolidated interim financial statements included in this report.

Comparison of Three and Six Month Periods Ended June 30, 2015 and 2014

The following table summarizes the results of our operations for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Revenue:	$184	$—	$184	$184	$—	$184

Expenses:

Research and development	11,875	6,806	5,069	20,567	12,057	8,510
General and administrative	4,519	4,372	147	9,964	7,213	2,751

Total expenses	16,394	11,178	5,216	30,531	19,270	11,261

Loss from operations	(16,210)	(11,178)	5,032	(30,347)	(19,270)	11,077
Other income (expense)	34	(177)	211	87	(2,889)	2,976

Net loss	$(16,176)	$(11,355)	$4,821	$(30,260)	$(22,159)	$8,101

Revenue

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the three and six month periods ended June 30, 2015, we recognized $0.2 million of revenue associated with the NIH grant award. We did not recognize any revenue for the three or six month periods ended June 30, 2014. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2015	2014	Increase (Decrease)
Direct research and development expenses	$4,297	$2,078	$2,219
Platform-related expenses	3,811	2,350	1,461
Employee-related expenses	2,966	2,287	679
Facilities, depreciation and other expenses	801	91	710

Total	$11,875	$6,806	$5,069

Research and development expenses were $11.9 million for the three month period ended June 30, 2015, as compared to $6.8 million in the comparable 2014 period. Direct research and development expenses were $4.3 million compared to $2.1 million for the comparable prior period. The increase of $2.2 million for the three month period ended June 30, 2015 was the result of increased costs related to pre-clinical activities for DCR-PH1, as well as increased costs related to our DCR-MYC clinical trials, including our global Phase 1b/2 trial in patients with advanced HCC, which was initiated in the fourth quarter of 2014. Platform-related expenses were $3.8 million compared to $2.4 million for the comparable prior year period. The increase of $1.4 million for the three month period ended June 30, 2015 was primarily due to increased expenses related to the discovery and early development of future programs. Employee-related expenses were $3.0 million compared to $2.3 million for the comparable prior year period. The increase of $0.7 million for the three month period ended June 30, 2015 was primarily due to an increase in stock-based compensation of $0.4 million, along with additional headcount. Facilities, depreciation and other expenses have increased by $0.7 million for the three month period ended June 30, 2015 due to increased occupancy costs.

	SIX MONTHS ENDED JUNE 30,
	2015	2014	Increase (Decrease)
Direct research and development expenses	$8,017	$2,748	$5,269
Platform-related expenses	5,782	5,561	221
Employee-related expenses	5,481	3,469	2,012
Facilities, depreciation and other expenses	1,287	279	1,008

Total	$20,567	$12,057	$8,510

Research and development expenses were $20.6 million the six month period ended June 30, 2015, as compared to $12.1 million in the comparable 2014 period. Direct research and development expenses were $8.0 million compared to $2.7 million for the comparable prior year period. The increase of $5.3 million for the six month period ended June 30, 2015 was the result of increased costs related to pre-clinical activities for DCR-PH1, as well as increased costs related to our DCR-MYC clinical trials, including our global Phase 1b/2 trial in patients with advanced HCC, which was initiated in the fourth quarter of 2014. Platform-related expenses were $5.8 million compared to $5.6 million for the comparable prior year period. The change for the six month period ended June 30, 2015 compared to the same period in the prior year was primarily due to increased expenses related to the discovery and early development of future programs, offset by a decrease in non-employee stock-based compensation. Employee-related expenses were $5.5 million compared to $3.5 million for the comparable prior year period. The increase of $2.0 million for the six month period ended June 30, 2015 was primarily due to an increase in stock-based compensation of $1.0 million, along with additional headcount. Facilities, depreciation and other expenses have increased by $1.0 million for the six month period ended June 30, 2015 due to increased occupancy costs. We expect our research and development expenses to continue to increase for the full year 2015 compared with the prior year as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $4.5 million and $10.0 million for the three and six month periods ended June 30, 2015, as compared to $4.4 million and $7.2 million for the same periods in 2014. The increase of $0.1 million and $2.8 million for the three and six month periods ended June 30, 2015 was primarily due to a (decrease)/increase in payroll-related expenses of ($0.2) million and $1.2 million, respectively, a (decrease)/increase in stock-based compensation of ($0.2) million and $0.8 million, an increase in professional fees of $0.6 million and $1.0 million primarily from legal costs incurred related to the Alnylam complaint. The remaining increase in general and administrative expenses during the period was primarily due to the increased costs associated with supporting the expanded operations.

We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Other income (expense)

Other income (expense) was $0.0 and $0.1 million for the three and six month periods ended June 30, 2015, compared to ($0.2) million and ($2.9) million for the comparable periods in 2014. On a year-to-date basis, the increase of $3.0 million, was primarily due to a decrease in expense related to the re-measurement of the preferred stock warrant liability of $2.6 million, and a decrease in interest expense of $0.2 million. The decrease in interest expense was due to the Hercules loan being repaid in full, in April 2014.

Liquidity and Capital Resources

Since our inception and through June 30, 2015, we have raised an aggregate of $279.3 million to fund our operations, of which approximately $45.9 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the NIH covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of June 30, 2015, we had cash and cash equivalents and held-to-maturity investments of $122.0 million and we also had $1.1 million in assets held in restriction.

On May 27, 2015, we closed a follow-on offering of 2,750,000 shares of common stock at a price to the public of $17.75 per share, resulting in net proceeds to the Company of $45.9 million after deducting underwriting discounts and commissions of approximately $2.9 million.

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

Contemporaneously with the filing of our Form 10-K on March 12, 2015, we filed with the SEC a universal shelf registration statement on Form S-3 permitting the sale of 10,000,000 shares of our common stock and $50.0 million of other securities.

Cash flows

As of June 30, 2015, we had $122.0 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in assets held in restriction.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014	Difference
Net cash used in operating activities	$(22,215)	$(14,271)	$(7,944)
Net cash used in investing activities	(24,005)	(44,476)	20,471
Net cash provided by financing activities	46,061	89,884	(43,823)

(Decrease) increase in cash and cash equivalents	$(159)	$31,137	$(31,296)

Operating activities

Net cash used in operating activities for the six month periods ended June 30, 2015 and 2014 was $22.2 million and $14.3 million, respectively. The increase in cash used in operating activities of $7.9 million was primarily due to an increase in our net loss of $8.1 million, a decrease of $2.2 million in non-cash items, partially offset by changes in working capital totaling $2.4 million.

Investing activities

Net cash used in investing activities for the six month periods ended June 30, 2015 and 2014 was $24.0 million and $44.5 million, respectively. Net cash used in investing activities for the periods presented relates to purchases and maturities of investments held-to-maturity, purchases of property and equipment, primarily laboratory equipment, and changes in assets held in restriction.

Financing activities

Net cash provided by financing activities for the six month periods ended June 30, 2015 and 2014 was $46.1 million and $89.9 million, respectively. In 2015, net proceeds from our follow-on offering of common stock was approximately $45.9 million. In 2014, net proceeds from our initial public offering was $94.1 million and proceeds from other issuance of common stock was $0.8 million, partially offset by the repayment and principal payments related to the Hercules loan of $5.0 million.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs, including the costs to defend the Alnylam trade secret misappropriation claim against us. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated development activities. However, we continue to believe that our cash and cash equivalents as of June 30, 2015, excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the receipt of milestone payments under our research collaboration and license agreement with KHK;

•	the terms and timing of any other collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our preclinical studies and clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs of responding to and defending ourselves against complaints and potential litigation, including the Alnylam complaint of misappropriation of confidential information (see Legal Proceedings);

•	the costs and timing of procuring clinical and commercial supplies of our product candidates;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, product candidates or technologies.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of June 30, 2015 (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$8,757	$1,513	$3,169	$3,357	$718

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $134 per month.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2015, we had cash and cash equivalents and held-to-maturity investments of $122.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended June 30, 2015, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

On June 10, 2015, Alnylam Pharmaceuticals, Inc., or Alnylam, filed a complaint against us in the Superior Court of Middlesex County, Massachusetts. The complaint alleges the misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with our hiring of a number of former employees of Sirna Therapeutics, Inc., or Sirna, which at the time was a subsidiary of Merck & Co., Inc., and in connection with our discussions with Merck to acquire Sirna, which was subsequently acquired by Alnylam. The complaint seeks, among other things, damages, attorneys’ fees, and an order permanently enjoining us from disclosing or using any of Alnylam’s confidential information or trade secrets. An unfavorable resolution of this matter could potentially cause us to incur significant legal fees and other costs to defend this action, and could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, and potentially delay or limit our ability to use some of our research and development programs. We believe, however, that Alnylam’s allegations lack merit, and we intend to vigorously defend all claims asserted. We expect that a liability is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of June 30, 2015, we had an accumulated deficit of $163.7 million. For the six month period ended June 30, 2015 and the years ended December 31, 2014, 2013 and 2012, our net loss was $30.3 million, $47.9 million, $18.5 million and $10.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

To date, we have generated revenue primarily from the receipt of upfront research funding, license and option exercise fees and preclinical payments under our research collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). We have not generated, and do not expect to generate, any product revenue for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our existing collaborators, or any future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our existing collaborator, or any future collaborators, are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2015, we had $122.0 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of clinical trials, or the addition or termination of clinical trials or funding support by us, our existing collaborator or any future collaborator or licensing partner;

•	the timing of the release of results from any clinical trials conducted by us or our collaborator KHK;

•	our execution of any collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receive regulatory approval, market acceptance and demand for such product candidates;

•	regulatory developments affecting our product candidates or those of our competitors;

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties; and

•	changes in general market and economic conditions.

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

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including institutional review board (IRB) approval to conduct clinical trials at particular sites for, and successfully commercializing, our product candidates, either alone or with third parties, such as our collaborators KHK and Tekmira. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

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

Because we rely on third party manufacturing and supply partners, such as Tekmira and its subsidiary Protiva Biotherapeutics Inc. (together Tekmira), our supply of research and development, preclinical studies and clinical trial materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical study and clinical trial drug supplies. Pursuant to our development and supply agreement, Tekmira manufactures lipid nanoparticles that we are seeking to use for delivery of DCR-PH1 to the liver. In the event that we are unable to use the technology we licensed from Tekmira to deliver DCR-PH1 to the liver or if Tekmira experiences difficulty in manufacturing lipid nanoparticles, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We do not own manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include lipid nanoparticle components and nucleic acid, each of which we procure from a single source supplier on a purchase order basis. In addition, for each product candidate we currently contract with only one drug product formulation manufacturer for the encapsulation of the oligonucleotide in a lipid particle. There can be no assurance that our supply of research and development, preclinical study and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug product formulation manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory requirements, such as current Good Manufacturing Practices (cGMPs). In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue preclinical studies or clinical trials of product candidates under development;

•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;

•	loss of the cooperation of a collaborator;

•	subjecting manufacturing facilities of our product candidates to additional inspections by regulatory authorities;

•	requirements to cease distribution or to recall batches of our product candidates; and

•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

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

The development and commercialization of drugs is highly competitive. We compete with a number of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of multiple companies that are working in the field of RNAi therapeutics, including a major pharmaceutical company, Takeda Pharmaceutical Company Limited, and biopharmaceutical companies such as Alnylam, which in March 2014 acquired Sirna Therapeutics, Inc. from Merck & Co., Inc., Tekmira, with which we have license and development and supply agreements, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc. and Marina Biotech, Inc. In particular, Arrowhead holds a non-exclusive license to the same patent rights of City of Hope (COH) and Integrated Data Technologies, Inc. (IDT) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with our product candidates. In March 2015 Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three pre-clinical RNAi candidates for which Novartis has developed varying amounts of preclinical data.

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

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

We currently have no sales, marketing or distribution capabilities or experience. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our approved products directly, we will need to commit significant financial and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our approved products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially adversely affected.

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

Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities for such product, will, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing approval. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we obtain regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategies (REMS) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (RMPs) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, requests for voluntary product recalls, product seizures, refusal to permit the import or export of products, operating restrictions and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties and criminal prosecution.

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

Our business entails a significant risk of product liability and our ability to obtain sufficient insurance coverage could harm our business, financial condition, results of operations or prospects.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements which could have a material adverse effect on our business.

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

As of June 30, 2015, we had $122.0 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of August 5, 2015, our patent estate, including the patents and patent applications that we have licensed from COH, along with one of its affiliates, included over 20 issued patents and over 70 pending patent applications supporting commercial development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act (AIA) enacted in 2011 involves significant changes in patent legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing nucleic acid products that are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. Our patent risks include that:

•	Others may, or may be able to, make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license.

•	We or our licensors, collaborators or any future collaborators may not be the first to file patent applications covering certain aspects of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	A third party may challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable and infringed.

•	Any issued patents that we own or have licensed may not provide us with any competitive advantages, or may be challenged by third parties.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others could harm our business.

•	Our competitors could conduct research and development activities in countries where we will not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation could be costly and licenses may be unavailable on commercially reasonable terms.

Research and development of RNAi-based therapeutics and other oligonucleotide-based therapeutics has resulted in many patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. Our efforts are based on RNAi technology that we have licensed (DsiRNA) and that we have developed internally and own (DsiRNA-EX). We have chosen this approach to increase our likelihood of technical success and our freedom to operate. We have obtained grants and issuances of RNAi, RNAi therapeutic and DsiRNA patents and have licensed other patents from third parties on an exclusive or non-exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics and DsiRNA therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering: (1) certain aspects of the structure and uses of DsiRNA and DsiRNA-EX molecules, including their manufacture and use as therapeutics, and RNAi-related mechanisms, (2) chemical modifications to DsiRNA and DsiRNA-EX molecules that improve their properties and suitability for therapeutic uses, (3) DsiRNA and DsiRNA-EX molecules directed to specific gene sequences and drug targets as treatments for particular diseases and (4) delivery technologies, such as in the field of lipid chemistry, lipid nanoparticles and lipid nanoparticle formulation, and chemical modifications such as conjugation to targeting moieties.

The RNAi-related intellectual property landscape, including patent applications in prosecution where no definitive claims have yet issued, is still evolving, and it is difficult to conclusively assess our freedom to operate. Other companies are pursuing patent applications and possess issued patents broadly directed to RNAi compositions, methods of making and using RNAi and to RNAi-related delivery technologies. Our competitive position may suffer if patents issued to third parties cover our products, or our manufacture or uses relevant to our commercialization plans. In such cases, we may not be in a position to commercialize products unless we enter into a license agreement with the intellectual property right holder, if available, on commercially reasonable terms or successfully pursue litigation to nullify or invalidate the third party intellectual property right concerned.

While we believe our intellectual property allows us to pursue our current development programs, the biological process of RNAi is a natural process and cannot be patented. Several companies in the space are pursuing alternate methods to exploit this phenomenon and have built their intellectual property around these methods. For example, Alnylam controls three patent families containing both pending patent applications and issued patents that pertain to RNAi. These are referred to in their corporate literature as the “Tuschl family” (e.g. patents and applications claiming priority to WO2002/044321, filed Nov. 29, 2001, and their priority filings) and the “Kreutzer-Limmer family” (e.g. patents and applications claiming priority to WO 2002/044895, filed Jan, 29, 2000, WO 2002/055693, filed Jan, 9, 2002, and their priority filings). From these patent cases, Alnylam currently has patent applications in prosecution and actively seeks to extend the reach of this intellectual property in ways that might strategically impact our business. Additional areas of intellectual property pursued by Alnylam and others include oligonucleotide delivery-related technologies (such as conjugates) and oligonucleotides directed to specific gene targets (for example, TTR). . Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third party intellectual property right holders may also bring patent infringement claims against us. No actions have been brought against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might also be forced to redesign product candidates so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

We are currently, and may be in the future, subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages, may be prohibited from using some of our research and development, and may lose valuable intellectual property rights or personnel.

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. From time to time we have received correspondence from other companies alleging the improper use or disclosure, or inquiring regarding the use or disclosure, by certain of our employees who have previously been employed elsewhere in our industry, including with our competitors, of their former employer’s trade secrets or other proprietary information. Responding to these allegations can be costly and disruptive to our business, even when the allegations are without merit, and can be a distraction to management. On June 10, 2015, Alnylam Pharmaceuticals, Inc. filed a complaint against us in the Superior Court of Middlesex County, Massachusetts, alleging misappropriation of confidential information and trade secrets, as well as other related claims, in connection with our hiring of a number of former employees of Sirna Therapeutics, Inc., or Sirna, which at the time was a subsidiary of Merck & Co., Inc., and in connection with our discussions with Merck to acquire Sirna, which was subsequently acquired by Alnylam. We may be subject to additional claims in the future that these or other of our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending current or future claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, personnel, or the ability to use some of our research and development. A loss of intellectual property, key research personnel, or their work product could hamper our ability to commercialize, or prevent us from commercializing, our product candidates, which could severely harm our business.

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

We and our collaborators are subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include, but are not limited to:

•	the U.S. federal anti-kickback law, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims law, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the Federal Food, Drug and Cosmetic Act and other laws, which prohibit promotion of drugs prior to FDA approval and prohibit dissemination of information about unapproved uses of approved drugs, with very specific and limited exceptions;

•	the U.S. federal Health Insurance Portability and Accountability Act (HIPAA) and Health Information Technology for Economic and Clinical Health (HITECH) Act, which prohibit executing a scheme to defraud healthcare programs, impose requirements relating to the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the federal Open Payments regulations under the National Physician Payment Transparency Program have been issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, and will require that manufacturers of pharmaceutical and biological drugs covered by Medicare, Medicaid, and Children’s Health Insurance Programs report all consulting fees, travel reimbursements, research grants, and other payments or gifts with values over $10 made to physicians and teaching hospitals; and

•	state laws comparable to each of the above federal laws, such as, for example, anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance programs, and laws relating to patient data privacy and security.

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

We currently expect that some drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if certain requirements, including the following, have been satisfied:

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

For example, in the U.S., Congress passed the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (ACA), which contains provisions that affect companies in the pharmaceutical industry and other healthcare-related industries in a variety of ways. Provisions that may affect pharmaceutical companies include, but are not limited to, the following:

•	Mandatory rebates for drugs sold under the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Discount Program has been extended to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	For product candidates classified as biologics, marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six month extension for pediatric products. After this exclusivity ends, it will be easier for biosimilar manufacturers to enter the market, which is likely to reduce the pricing for such products and could affect our profitability if our products are classified as biologics.

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

In the event that any of our product candidates receive regulatory approval and we or others identify undesirable side effects, adverse events or other problems caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we may need to recall the product or change the way the product is administered to patients;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may be subject to fines, restitution or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may require us to implement a REMS, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product; we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through August 5, 2015, our stock had high and low closing sale prices in the range of $46.00 and $8.14 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	the success of competitive products or technologies;

•	results of our preclinical studies and clinical trials of our product candidates, or those of our competitors, our existing collaborator or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments concerning our collaborations, including those with our sources of manufacturing supply and our commercialization partners;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements in connection with the follow-on public offering of our common stock with the holders of substantially all of our outstanding shares;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	general economic, industry and market conditions; and

•	developments concerning complaints or litigation against us.

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

On May 27, 2015, we completed an issuance and sale of 2,750,000 shares of our common stock at an offering price of $17.75 per share. We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. To the extent that additional capital is raised through the issuance of shares or other securities convertible into shares, our stockholders will be diluted. Future issuances of our common stock or other equity securities, or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or equity securities. We cannot predict the effect, if any, that future sales of common stock or the availability of common stock for future sales will have on the trading price of our common stock.

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

As of August 5, 2015, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 62.6 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On May 27, 2015, we completed an issuance and sale of 2,750,000 shares of our common stock at an offering price of $17.75 per share. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by our existing stockholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by our existing stockholders.

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. As of August 5, 2015, 151,483 shares of common stock were reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 4,415,087 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise of outstanding options or warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 5, 2015, we had 20,593,117 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not have any unregistered sales of equity securities during the six month period ended June 30, 2015.

During the six month period ended June 30, 2014, we issued a total of 12,702 shares of common stock to Hercules Technology II, L.P. (Hercules) upon the cashless net exercise of certain warrants held by Hercules to purchase a total of 47,400 shares of our common stock at an exercise price of $25.00 per share. We deemed such issuance to be exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance on Section 4(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering.

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

(c) Use of Proceeds from follow-on offering of Common Stock

On May 27, 2015, we completed an issuance and sale of 2,750,000 shares of our common stock at an offering price of $17.75 per share for aggregate gross proceeds of $48.8 million before deducting underwriting commissions and discounts and offering expenses payable by us. There has been no material change in the planned use of proceeds from our follow-on offering as described in the final prospectus supplement dated as of May 20, 2015 for the follow-on offering and filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 21, 2015.

(d) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six month period ended June 30, 2015.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: August 6, 2015	By:	/s/ James E. Dentzer
James E. Dentzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 (unaudited) and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.