Form 10-Q
period 2015-09-30
Dicerna Pharmaceuticals Inc
filed 2015-11-10
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were 20,593,117 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug application (IND), New Drug Application (NDA) and other regulatory submissions;

•	our ability to identify and develop product candidates for treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved products candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain additional funds for our operations;

•	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our dependence on our existing collaborator, Kyowa Hakko Kirin Co., Ltd. (KHK), for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under our research collaboration and license agreement with KHK or arrangement with any future collaborator;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our belief regarding the effect of any legal proceedings on our business, financial condition or results of operations.

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,943	$26,067
Held-to-maturity investments	41,096	70,055
Prepaid expenses and other current assets	1,670	1,194

Total current assets	95,709	97,316
NONCURRENT ASSETS:
Held-to-maturity investments	13,990	2,501
Property and equipment—net	2,715	2,165
Assets held in restriction	1,116	1,380
Other noncurrent assets	111	243

Total noncurrent assets	17,932	6,289

TOTAL ASSETS	$113,641	$103,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,370	$1,237
Accrued expenses and other current liabilities	7,991	3,845
Deferred rent	—	77

Total current liabilities	9,361	5,159
NONCURRENT LIABILITIES:
Security deposit	—	106

Total noncurrent liabilities	—	106

TOTAL LIABILITIES	9,361	5,265

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized at September 30, 2015 and December 31, 2014; 20,593,117 shares and 17,786,867 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2	3
Additional paid-in capital	284,886	231,741
Accumulated deficit	(180,608)	(133,404)

Total stockholders’ equity	104,280	98,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,641	$103,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$—	$—	$184	$—
Operating expenses:
Research and development	12,142	7,489	32,708	19,546
General and administrative	4,857	3,725	14,822	10,938

Total operating expenses	16,999	11,214	47,530	30,484

Loss from operations	(16,999)	(11,214)	(47,346)	(30,484)

Other income (expense):
Interest income	55	21	142	36
Interest expense	—	—	—	(199)
Preferred stock warrant remeasurement	—	—	—	(2,559)
Loss on extinguishment of debt	—	—	—	(143)

Total net other income (expense)	55	21	142	(2,865)

Net loss	$(16,944)	$(11,193)	$(47,204)	$(33,349)
Less: Accretion and dividends on redeemable convertible preferred stock	—	—	—	204

Net loss attributable to common stockholders	(16,944)	(11,193)	(47,204)	(33,553)
Net loss per share attributable to common stockholders—basic and diluted	$(0.82)	$(0.63)	$(2.47)	$(2.17)
Weighted average shares outstanding—basic and diluted	20,592,840	17,706,645	19,097,230	15,438,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,204)	$(33,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	529	419
Net amortization of premium/discount on investments	100	—
Stock-based compensation	7,374	6,224
Loss on extinguishment of debt	—	143
Increase in fair value of preferred stock warrant liability	—	2,559
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(459)	(592)
Accounts payable	133	(119)
Accrued expenses and other liabilities	3,903	2,196
Security deposit	—	106
Deferred rent	95	(26)

Net cash used in operating activities	(35,529)	(22,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in assets held in restriction	264	(1,116)
Purchases of property and equipment	(995)	(1,010)
Maturities of held-to-maturity investments	53,500	2,495
Purchases of held-to-maturity investments	(36,130)	(82,611)

Net cash provided by (used in) investing activities	16,639	(82,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	403	779
Settlement of restricted stock for tax withholding	(75)	—
Proceeds from public offering of common stock, net of costs	45,438	94,148
Repayments of long-term debt principal	—	(5,026)

Net cash provided by financing activities	45,766	89,901

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,876	(14,780)
CASH AND CASH EQUIVALENTS — Beginning of period	26,067	46,595

CASH AND CASH EQUIVALENTS — End of period	$52,943	$31,815

SUPPLEMENTAL CASH FLOW INFORMATION:
Warrant conversion to common stock	$—	$3,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Nature of business

Dicerna Pharmaceuticals, Inc. and its subsidiaries (the Company) is a biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver and for cancers that are genetically defined. The Company is using its proprietary RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. The Company intends to discover, develop and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners.

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

In May 2015, the Company completed the sale of 2,750,000 shares of common stock in a public offering of its common stock at a price to the public of $17.75 per share, resulting in proceeds to the Company of $45,438 after deducting underwriting discounts and commissions of approximately $2,929 and offering cost of approximately $446.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for a complete set of financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2015 and results of operations and cash flows for the interim periods ended September 30, 2015 and 2014. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The results of the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any other future year.

Summary of Significant Accounting Policies — There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K other than the following policy noted below:

Revenue Recognition

Grant revenue is recognized in the period in which the related grant research and activities are incurred, provided that the conditions under which the grant was provided have been met and the Company only has perfunctory obligations outstanding. Any amounts received in advance of revenue recognition are classified as deferred revenue in the consolidated balance sheets. Costs associated with grants are included in research and development expenses in the consolidated statements of operations.

2. Revenue Recognition

NIH Grants

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded the Company a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $184. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the three and nine month periods ended September 30, 2015, the Company recognized $0 and $184 of revenue associated with the NIH grant award.

3. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(16,944)	$(11,193)	$(47,204)	$(33,349)
Less: Accretion and dividends on redeemable convertible preferred stock	—	—	—	204

Net loss attributable to common stockholders	(16,944)	(11,193)	(47,204)	(33,553)

Net loss per share attributable to common stockholders—basic and diluted	$(0.82)	$(0.63)	$(2.47)	$(2.17)

Weighted average shares outstanding—basic and diluted	20,592,840	17,706,645	19,097,230	15,438,699

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common stock outstanding, because such securities had an anti-dilutive impact since the Company has a net loss attributable to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	4,373,594	3,323,387	4,236,529	2,560,239
Warrants to purchase common stock	87,901	87,901	87,901	78,302
Warrants to purchase redeemable convertible preferred stock	—	—	—	17,064
Redeemable convertible preferred stock	—	—	—	1,357,621
Unvested restricted stock	63,637	104,485	73,449	94,275

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

The following tables provide information relating to held-to-maturity investments:

At September 30, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury	$55,086	$33	$—	55,119

Total held-to-maturity investments	$55,086	$33	$—	55,119

At December 31, 2014:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$72,556	$2	$(26)	$72,532

Total held-to-maturity investments	$72,556	$2	$(26)	$72,532

The amortized cost and fair value of held-to-maturity investments by contractual maturities at September 30, 2015, are as follows (in thousands):

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$41,096	$41,112
Maturing after one year through two years	13,990	14,007

Total	$55,086	$55,119

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

On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of common stock. There were no Series A and Series B warrants outstanding at September 30, 2015 and December 31, 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $0 for the three and nine month periods ended September 30, 2015 compared to $0 and $(671) for the same periods in the prior year.

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

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to nonemployees with an initial fair value of $337. Based on the terms of the nonemployee stock option agreements the Company recorded nonemployee stock-based compensation of $37 and $192 for the three and nine month periods ended September 30, 2015, as compared to $117 and $1,777 in the comparable 2014 periods. The assumptions used to estimate fair value were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Stock price	$8.21 – $12.22	$8.21 – $24.43
Expected option term (in years)	4.59 – 4.75	4.37 – 5.29
Expected volatility	66% – 72%	66% – 72%
Risk-free interest rate	1.27% – 1.47%	1.21% – 1.57%
Expected dividend yield	0.00%	0.00%

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Stock price	$12.73 – $15.02	$12.73 – $41.12
Expected option term (in years)	5.73 – 5.98	0.25 – 6.86
Expected volatility	63% – 65%	56% – 65%
Risk-free interest rate	1.75% – 1.92%	0.08% – 2.29%
Expected dividend yield	0.00%	0.00%

As of September 30, 2015, there were 30,625 unvested stock options held by nonemployees.

Stock option grants to employees

During the three and nine month periods ended September 30, 2015, the Company granted stock options to purchase 195,700 and 1,045,626 shares of common stock to employees with grant date fair values of $1,034 and $10,338, respectively, compared to 240,500 and 2,051,306 shares with grant date fair values of $712 and $20,215, for the three and nine month periods in 2014. Employee stock-based compensation for the three and nine month periods ended September 30, 2015 were $2,356 and $7,182 as compared to $1,490 and $4,447, respectively, for the comparable 2014 periods. The assumptions used to estimate the grant date fair value for 2015 grants were as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Stock price	$8.21	$8.21 – $24.03
Expected option term (in years)	6.25	5.50 – 6.25
Expected volatility	71%	67% – 71%
Risk-free interest rate	1.54%	1.51% – 1.81%
Expected dividend yield	0.00%	0.00%

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Stock price	$13.32 – $14.27	$13.32 – $19.83
Expected option term (in years)	6.25	5.50 – 6.25
Expected volatility	65%	64% – 65%
Risk-free interest rate	1.85% – 2.02%	1.79% – 2.02%
Expected dividend yield	0.00%	0.00%

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

The adjustment to the Series C preferred stock warrant liability was recorded in other income (expense) and amounted to $0 for the three and nine month periods ended September 30, 2015, compared to $0 and ($1,888) for the same periods in 2014.

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

A summary of the Company’s assets that are measured or disclosed at fair value as of September 30, 2015 and December 31, 2014 are presented below:

Description	At September 30, 2015	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$43,942	$43,942	$—	$—
Held-to-maturity investments
U.S. treasury securities	55,119	—	55,119	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$100,177	$43,942	$56,235	$—

Description	At December 31, 2014	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$20,425	$20,425	$—	$—
Held-to-maturity investments
U.S. treasury securities and government agency bonds	72,532	—	72,532	—
Assets held in restriction
Money market fund and certificate of deposit	1,380	—	1,380	—

Total	$94,337	$20,425	$73,912	$—

The Company’s cash equivalents, primarily money market accounts are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of September 30, 2015 and December 31, 2014, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2015 and December 31, 2014, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2015 and December 31, 2014, respectively.

For the three and nine month periods ended September 30, 2015 and 2014, there were no transfers between Level 1 and Level 2.

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

The fair value of the preferred stock warrant prior to the closing of the IPO was based significantly on the fair value of the preferred stock, which was developed using unobservable inputs, and was classified within Level 3. The following table provides a roll-forward of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

BALANCE—January 1, 2014	$529
Change in fair value of warrant liability	2,559
Transfers to Level 2	(3,088)

BALANCE— September 30, 2014	$—

There were no preferred stock warrants outstanding as of September 30, 2015 and December 31, 2014.

9. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9,498 over a six-year lease term. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1,116 letter of credit, secured by a money market account which is included in assets held in restriction at September 30, 2015 and December 31, 2014.

On April 9, 2015, the Company terminated its lease and sub-lease at 480 Arsenal Street in Watertown. The transactions did not have a material impact on the Company’s financial statements. The associated letter of credit was cancelled by the bank during the second quarter of 2015, and a $264 certificate of deposit that secured the letter of credit was redeemed and transferred to cash and cash equivalents.

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5,000 to $10,000 upon the achievement of certain milestones, and royalties on future sales, if any. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. There were no expenses related to milestones or royalties under this agreement for the three and nine month periods ended September 30, 2015 and the comparable prior year periods.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $100 to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sale revenue of any licensed product candidates sold by the Company. Research and development expense related to this agreement for the nine month period ended September 30, 2015 was $0 as compared to $100 in the comparable 2014 period.

Arbutus Biopharma Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Arbutus Biopharma Corporation (formerly, Tekmira Pharmaceuticals Corporation) (Arbutus) to license Arbutus’ LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of September 30, 2015, the Company had paid $3,000 in cumulative license fees. Arbutus is entitled to receive additional payments of $22,000 in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

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

The Company believes that these allegations lack merit, has filed an answer denying all liability and intends to continue to vigorously defend all claims asserted. At this time, the Company has not recorded a liability in connection with these matters because it believes that any potential loss is neither probable nor reasonably estimable.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities outstanding as of September 30, 2015 and December 31, 2014.

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

Overview

We are an RNA interference-based biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver and for cancers that are genetically defined. We are using our RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. In both rare diseases and oncology, we are pursuing targets that have historically been difficult to inhibit using conventional approaches, but where we believe connections between targets and diseases are well understood and documented. We aim to discover, develop and commercialize these novel therapeutics either on our own or in collaboration with pharmaceutical partners, while seeking to retain significant portions of the commercial rights.

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the rare and serious inherited disorder PH1. In the third quarter of 2015 we filed an IND filing with the U.S. Food and Drug Administration (FDA), we seek to begin clinical trials of DCR-PH1 in 2015 or early 2016, and expect data in 2016. The FDA and the European Medicines Agency (EMA) have both granted Orphan Drug Designation to DCR-PH1. We also have discovery and early development programs against a series of additional disease targets in the liver. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). We submitted an IND for DCR-MYC for the treatment of solid tumors, multiple myeloma, and lymphoma to the FDA in the first quarter of 2014 and began our clinical trials of DCR-MYC shortly thereafter in the second quarter of 2014. In the fourth quarter of 2014 we initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. In the second quarter of 2015, we announced plans to expand our ongoing Phase 1 study of DCR-MYC in solid tumors, multiple myeloma, or lymphoma to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. We expect to include an expansion cohort to enroll patients with PNET.

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

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through public offerings of our common stock, private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees, preclinical payments under our research collaboration and license agreement with KHK, from government grants, and from a secured term loan from Hercules Technology II, L.P. (Hercules loan). More particularly, since our inception and through September 30, 2015, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the National Institutes of Health (NIH) covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of September 30, 2015, we had cash and cash equivalents and held-to-maturity investments of $108.0 million and we also had $1.1 million in assets held in restriction.

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

On May 27, 2015, we completed a follow-on offering of our common stock, in which we issued and sold a total of 2,750,000 shares of common stock, at a public offering price of $17.75 per share. We received net proceeds of approximately $45.4 million after deducting underwriting commissions and discounts and offering expenses payable by us.

Since inception, we have incurred significant operating losses. Our net loss was $47.2 million and $33.3 million for the nine months ended September 30, 2015 and 2014, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research and clinical programs and from general and administrative costs associated with our operations. We recognized $0.2 million in revenue for the nine months ended September 30, 2015 and no revenue for the comparable period in 2014. Our revenue to date has been generated through our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. As of September 30, 2015, we had an accumulated deficit of $180.6 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of September 30, 2015, we have received total payments to date of $17.5 million from KHK under the research collaboration and license agreement.

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

In November 2014, we entered into a licensing and collaboration agreement with Arbutus Biopharma Corporation (formerly, Tekmira Pharmaceuticals Corporation) (Arbutus) to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program. We will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of September 30, 2015, we had paid a total of $3.0 million in license fees to Arbutus. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and grants. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three and nine month periods ended September 30, 2015 or 2014.

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the three and nine month periods ended September 30, 2015, we recognized $0.0 million and $0.2 million, respectively, of revenue associated with the NIH grant award. We did not have revenue for the three and nine month periods ended September 30, 2014.

In the future, we may generate revenue from a combination of grants, research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties in connection with our collaboration with KHK or future collaborations and licenses. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or a collaborator’s achievement of preclinical, clinical, regulatory and commercialization milestones, if at all, the timing and amount of any payments to us relating to such milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. If we, KHK or any future collaborator fails to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including discovery and development of our DsiRNA and DsiRNA-EX molecules and drug delivery technologies, clinical and pre-clinical development activities and our research activities under our research collaboration and license agreement with KHK. Our research and development expenses include:

•	direct research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants;

•	platform-related lab expenses, including lab supplies, license fees consultants and our scientific advisory board;

•	employee-related expenses, including salaries, benefits and stock-based compensation expense; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and other supplies.

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

In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies, and in the fourth quarter of 2014 we initiated a global phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. In the third quarter of 2015, we filed an IND related to DCR-PH1, the company’s therapeutic candidate for the treatment of primary hyperoxaluria type 1 (PH1). The FDA and the EMA have both granted Orphan Drug Designation to DCR-PH1. Also during 2015, we announced plans to expand our ongoing Phase 1 study of DCR-MYC in solid tumors, multiple myeloma, or lymphoma to include a cohort of patients with PNETs following early signs of clinical response, including reduction of tumor metabolic activity and reduction of tumor size, in PNET patients. Once the MTD is established, in the ongoing Phase 1 study, an expansion cohort will be opened to enroll patients with PNET. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability.

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

General and administrative expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development and support functions. Other general and administrative expenses include travel expenses, professional fees for legal, audit, tax and other professional services and allocated facility-related costs not otherwise included in research and development expenses.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenues and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 12, 2015. There have been no material changes to our critical accounting policies during the three or nine month periods ended September 30, 2015 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 12, 2015 other than the policy update described under the caption “Revenue Recognition” in Note 1 to our to condensed consolidated financial statements within this Form 10-Q report.

Recent Accounting Pronouncements

There are no recent accounting standards that would impact our results reported in the unaudited condensed consolidated interim financial statements included in this report.

Comparison of Three and Nine Month Periods Ended September 30, 2015 and 2014

The following table summarizes the results of our operations for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Increase (Decrease)	2015	2014	Increase (Decrease)
Revenue:	$—	$—	$—	$184	$—	$184

Expenses:

Research and development	12,142	7,489	4,653	32,708	19,546	13,162
General and administrative	4,857	3,725	1,132	14,822	10,938	3,884

Total expenses	16,999	11,214	5,785	47,530	30,484	17,046

Loss from operations	(16,999)	(11,214)	5,785	(47,346)	(30,484)	16,862
Other income (expense)	55	21	34	142	(2,865)	3,007

Net loss	$(16,944)	$(11,193)	$5,751	$(47,204)	$(33,349)	$13,855

Revenue

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the three and nine month periods ended September 30, 2015, we recognized $0.0 million and $0.2 million, respectively, of revenue associated with the NIH grant award. We did not recognize any revenue for the three or nine month periods ended September 30, 2014. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Increase (Decrease)
Direct research and development expenses	$4,232	$2,652	$1,580
Platform-related expenses	4,221	2,571	1,650
Employee-related expenses	2,826	2,079	747
Facilities, depreciation and other expenses	863	187	676

Total	$12,142	$7,489	$4,653

Research and development expenses were $12.1 million for the three month period ended September 30, 2015, as compared to $7.5 million in the comparable 2014 period. Direct research and development expenses were $4.2 million compared to $2.7 million for the comparable prior period. The increase of $1.5 million for the three month period ended September 30, 2015 was the result of increased costs related to pre-clinical and clinical start up activities for DCR-PH1, as well as increased costs related to our DCR-MYC manufacturing for clinical development and our clinical trials including our global Phase 1b/2 trial in patients with advanced HCC, which was initiated in the fourth quarter of 2014. Platform-related expenses were $4.2 million compared to $2.6 million for the comparable prior year period. The increase of $1.6 million for the three month period ended September 30, 2015 was primarily due to increased expenses related to the discovery and early development of future programs. Employee-related expenses were $2.8 million compared to $2.1 million for the comparable prior year period. The increase of $0.7 million for the three month period ended September 30, 2015 was primarily due to additional headcount, along with an increase in stock-based compensation of $0.2 million. Facilities, depreciation and other expenses have increased by $0.7 million for the three month period ended September 30, 2015 due to increased occupancy costs.

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	Increase (Decrease)
Direct research and development expenses	$12,255	$5,400	$6,855
Platform-related expenses	9,998	8,132	1,866
Employee-related expenses	8,308	5,548	2,760
Facilities, depreciation and other expenses	2,147	466	1,681

Total	$32,708	$19,546	$13,162

Research and development expenses were $32.7 million the nine month period ended September 30, 2015, as compared to $19.5 million in the comparable 2014 period. Direct research and development expenses were $12.3 million compared to $5.4 million for the comparable prior year period. The increase of $6.9 million for the nine month period ended September 30, 2015 was the result of increased costs related to pre-clinical and clinical start up activities for DCR-PH1, as well as increased costs related to DCR-MYC manufacturing for clinical development and our clinical trials, including our global Phase 1b/2 trial in patients with advanced HCC, which was initiated in the fourth quarter of 2014. Platform-related expenses were $10.0 million compared to $8.1 million for the comparable prior year period. The $1.9 million net increase for the nine month period ended September 30, 2015 compared to the same period in the prior year was primarily due to increased expenses related to the discovery and early development of future programs, offset by a decrease in non-employee stock-based compensation of $1.5 million. Employee-related expenses were $8.3 million compared to $5.5 million for the comparable prior year period. The increase of $2.8 million for the nine month period ended September 30, 2015 was primarily due to additional headcount, along with an increase in stock-based compensation of $1.2 million. Facilities, depreciation and other expenses have increased by $1.7 million for the nine month period ended September 30, 2015 due to increased occupancy costs.

We expect our research and development expenses to continue to increase for the full year 2015 compared with the prior year as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $4.9 million and $14.8 million for the three and nine month periods ended September 30, 2015, as compared to $3.7 million and $10.9 million for the same periods in 2014. The increase of $1.2 million and $3.9 million for the three and nine month periods ended September 30, 2015 was primarily due to an increase in payroll-related expenses on a year-to-date basis of $0.4 million, an increase in stock-based compensation of $0.7 million and $1.5 million, and an increase in professional fees of $0.7 million and $1.7 million, primarily from legal costs incurred related to the Alnylam complaint. The remaining increase in general and administrative expenses on a year-to-date basis was primarily due to the increased costs associated with supporting the expanded operations.

We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Other income (expense)

Other income (expense) was $0.1 million for the three and nine month periods ended September 30, 2015, compared to $0.0 million and $(2.9) million for the comparable periods in 2014. The change was primarily due to a decrease in expense related to the re-measurement of the preferred stock warrant liability of $2.6 million, and a decrease in interest expense of $0.3 million due to the Hercules loan being repaid in full in April 2014.

Liquidity and Capital Resources

Since our inception and through September 30, 2015, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the NIH covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of September 30, 2015, we had cash and cash equivalents and held-to-maturity investments of $108.0 million and we also had $1.1 million in assets held in restriction.

On May 27, 2015, we closed a follow-on offering of 2,750,000 shares of common stock at a price to the public of $17.75 per share, resulting in net proceeds to the Company of $45.4 million after deducting underwriting discounts and commissions of approximately $2.9 million, and costs of the offering of approximately $0.4 million.

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

Cash flows

As of September 30, 2015, we had $108.0 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in assets held in restriction.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014	Difference
Net cash used in operating activities	$(35,529)	$(22,439)	$(13,090)
Net cash provided by (used in) investing activities	16,639	(82,242)	98,881
Net cash provided by financing activities	45,766	89,901	(44,135)

Increase (decrease) in cash and cash equivalents	$26,876	$(14,780)	$(41,656)

Operating activities

Net cash used in operating activities for the nine month periods ended September 30, 2015 and 2014 was $35.5 million and $22.4 million, respectively. The increase in cash used in operating activities of $13.1 million was primarily due to an increase in our net loss of $13.9 million, and a decrease of $1.4 million in non-cash items, partially offset by changes in working capital totaling $2.2 million.

Investing activities

Net cash provided by (used in) investing activities for the nine month periods ended September 30, 2015 and 2014 was $16.6 million and $(82.2) million, respectively. Net cash provided by (used in) investing activities for the periods presented relates to purchases and maturities of investments held-to-maturity, purchases of property and equipment, primarily laboratory equipment, and changes in assets held in restriction.

Financing activities

Net cash provided by financing activities for the nine month periods ended September 30, 2015 and 2014 was $45.8 million and $89.9 million, respectively. In 2015, net proceeds from our follow-on offering of common stock was approximately $45.4 million and proceeds from other issuance of common stock was $0.4 million. In 2014, net proceeds from our initial public offering was $94.1 million and proceeds from other issuance of common stock was $0.8 million, partially offset by the repayment and principal payments related to the Hercules loan of $5.0 million.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs, including the costs to defend the Alnylam trade secret misappropriation claim against us. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated development activities. However, we continue to believe that our cash and cash equivalents as of September 30, 2015, excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of September 30, 2015 (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$8,386	$1,525	$3,192	$3,382	$287

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $134 per month.

We also have obligations to make future payments to COH, PBL and Arbutus that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not probable and estimable.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2015, we had cash and cash equivalents and held-to-maturity investments of $108.0 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended September 30, 2015, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2015, Alnylam Pharmaceuticals, Inc., or Alnylam, filed a complaint against us in the Superior Court of Middlesex County, Massachusetts. The complaint alleges the misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with our hiring of a number of former employees of Sirna Therapeutics, Inc., or Sirna, which at the time was a subsidiary of Merck & Co., Inc., and in connection with our discussions with Merck to acquire Sirna, which was subsequently acquired by Alnylam. The complaint seeks, among other things, damages, attorneys’ fees, and an order permanently enjoining us from disclosing or using any of Alnylam’s confidential information or trade secrets. An unfavorable resolution of this matter could potentially cause us to incur significant legal fees and other costs to defend this action, and could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. We believe, however, that Alnylam’s allegations lack merit, we have filed an answer denying all liability, and we intend to continue to vigorously defend all claims asserted. We expect that a liability is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of September 30, 2015, we had an accumulated deficit of $180.6 million. For the nine month period ended September 30, 2015 and the years ended December 31, 2014, 2013 and 2012, our net loss was $47.2 million, $47.9 million, $18.5 million and $10.1 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

To date, we have generated revenue primarily from the receipt of upfront research funding, license and option exercise fees and preclinical payments under our research collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for our product candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our existing collaborators, or any future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We will need substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities or contract with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of September 30, 2015, we had $108.0 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

•	to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture and market our product candidates;

•	to build and maintain a strong intellectual property portfolio and avoid infringing intellectual property of third parties;

•	to establish and maintain successful licenses, collaborations and alliances;

•	to satisfy the requirements of clinical trial protocols, including patient enrollment;

•	to establish and demonstrate the clinical efficacy and safety of our product candidates;

•	to obtain regulatory approvals;

•	to manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, manufacturing scale-up and commercialization;

•	to obtain additional capital to support and expand our operations; and

•	to market our products to achieve acceptance and use by the medical community in general.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of clinical trials, or the addition or termination of clinical trials or funding support by us, our existing collaborators or any future collaborator or licensing partner;

•	the timing of the release of results from any clinical trials conducted by us or our collaborator KHK;

•	our execution of any collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement lawsuit or opposition, interference, re-examination, post-grant review, inter partes review, nullification, derivation action, or cancellation proceeding in which we may become involved;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receive regulatory approval, market acceptance and demand for such product candidates;

•	if any of our third-party manufacturers fail to execute on our manufacturing requirements;

•	regulatory developments affecting our product candidates or those of our competitors;

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties;

•	expenditures as we respond to and defend against complaints and potential litigation, including Alnylam’s lawsuit alleging misappropriation of confidential information; and

•	changes in general market and economic conditions.

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

Further, the U.S. Food and Drug Administration (FDA) has relatively limited experience with RNAi and DsiRNA based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using RNAi or DsiRNA, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on DsiRNA prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if regulatory approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on DsiRNA technology, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing collaborators or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including institutional review board (IRB) approval to conduct clinical trials at particular sites for, and successfully commercializing, our product candidates, either alone or with third parties, such as our collaborators KHK and Arbutus Biopharma Corporation (formerly, Tekmira Pharmaceuticals Corporation). Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, IRB, an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency (EMA), regarding the scope or design of our clinical trials;

•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates of research subjects;

•	inadequate supply or quality of drug product or product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

Because we rely on third party manufacturing and supply partners, our supply of research and development, preclinical studies and clinical trial materials may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical study and clinical trial drug supplies. For example, pursuant to a development and supply agreement, a third party manufactures lipid nanoparticles that we are seeking to use for delivery of DCR-PH1 to the liver. In the event that we are unable to use the technology we licensed to deliver DCR-PH1 to the liver or if the third party experiences difficulty in manufacturing lipid nanoparticles, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We do not own manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include lipid nanoparticle components and oligonucleotide, each of which we procure from a single source supplier on a purchase order basis. In addition, for each product candidate we currently contract with only one drug product formulation manufacturer for the encapsulation of the oligonucleotide in a lipid particle. There can be no assurance that our supply of research and development, preclinical study and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug product formulation manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

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

We expect to continue to rely on third party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements and comply with cGMPs could adversely affect our business in a number of ways, including:

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with KHK and Arbutus, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

The development and commercialization of drugs is highly competitive. We compete with a number of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of multiple companies that are working in the field of RNAi therapeutics, including a major pharmaceutical company, Takeda Pharmaceutical Company Limited, and biopharmaceutical companies such as Alnylam, which in March 2014 acquired Sirna Therapeutics, Inc. from Merck & Co., Inc., Arbutus, with which we have license and development and supply agreements, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc., Marina Biotech, Inc., Benitec Biopharma Limited and Arcturus Therapeutics. In particular, Arrowhead holds a non-exclusive license to the same patent rights of City of Hope (COH) and Integrated Data Technologies, Inc. (IDT) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with our product candidates. In March 2015 Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three pre-clinical RNAi candidates for which Novartis has developed varying amounts of preclinical data.

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

We also compete with companies working to develop antisense and other RNA-based drugs. Like RNAi therapeutics, antisense drugs target messenger RNA (mRNA) with the objective of suppressing the activity of specific genes. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for products that target mRNAs. Significant competition also exists from companies such as Alnylam and Arrowhead to discover and develop safe and effective means to deliver therapeutic RNAi molecules, such as DsiRNAs, to the relevant cell and tissue types.

If our lead product candidates are approved for the indications we are currently pursuing, they will compete with a range of therapeutic treatments that are either in development or currently marketed. For example, Nexavar, marketed by Amgen Inc. and Bayer AG, is currently in use for the treatment of hepatocellular carcinoma (HCC). Given the high unmet medical need and the commercial success of Nexavar, numerous targeted therapies for the treatment of HCC are under development. Targeted therapies represent the largest proportion of the HCC pipeline. There are also a number of pharmaceuticals and biologics that are marketed or in clinical development for the treatment of solid tumors. The most common treatments for solid tumors are various chemotherapeutic agents, radiation therapy and certain targeted therapies. Targeting therapies include monoclonal antibodies such as Avastin, Erbitux and Herceptin, and small molecules, such as Affinitor, Sutent and Tarceva. Immunotherapy regimens are also on the market and in development for the treatment of solid tumors. In addition, we believe that Kadmon Corporation, LLC is evaluating salirasib (KD032) in clinical trials for the treatment of KRAS-specific non-small cell lung cancer, pancreatic cancer and other solid tumors.

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

Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, pre- and post-approval clinical data, labeling, advertising and promotional activities for such product, will, record keeping, distribution, and import and export of pharmaceutical products for any product for which we obtain marketing approval. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we obtain regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategies (REMS) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (RMPs) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, requests for voluntary product recalls, seizure or administrative detention of products, refusal to permit the import or export of products, operating restrictions and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties and criminal prosecution.

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

We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have not performed an analysis on whether we have experienced any ownership changes in the past. It is possible that we have experienced an ownership change, including pursuant to the initial public offering of our common stock, which closed on February 4, 2014, and our net operating losses are subject to such limitation. As of December 31, 2014, we had U.S. federal and Massachusetts net operating loss carryforwards of $59.7 million and $47.7 million, respectively. Any limit on these loss carryforwards if we have or do experience an ownership change could have an adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash and cash equivalents and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of September 30, 2015, we had $108.0 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of November 10, 2015, our patent estate, including the patents and patent applications that we have licensed from COH, along with one of its affiliates, included over 20 issued patents and over 70 pending patent applications supporting commercial development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. Our patent risks include that:

•	Others may, or may be able to, make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license.

•	We or our licensors, collaborators or any future collaborators may not be the first to file patent applications covering certain aspects of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	A third party may challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable and infringed.

•	A third party may challenge our patents in various patent offices and, if challenged, we may be compelled to limit the scope of our allowed or granted claims or lose the allowed or granted claims altogether.

•	Any issued patents that we own or have licensed may not provide us with any competitive advantages, or may be challenged by third parties.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others could harm our business.

•	Our competitors could conduct research and development activities in countries where we will not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

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

The RNAi-related intellectual property landscape, including patent applications in prosecution where no definitive claims have yet issued, is still evolving, and it is difficult to conclusively assess our freedom to operate. Other companies are pursuing patent applications and possess issued patents broadly directed to RNAi compositions, methods of making and using RNAi and to RNAi-related delivery technologies. Our competitive position may suffer if patents issued to third parties cover our products, or our manufacture or uses relevant to our commercialization plans. In such cases, we may not be in a position to commercialize products unless we enter into a license agreement with the intellectual property right holder, if available, on commercially reasonable terms or successfully pursue litigation, opposition, interference, re-examination, post-grant review, inter partes review, nullification, derivation action, or cancellation proceeding to limit, nullify or invalidate the third party intellectual property right concerned.

While we believe our intellectual property allows us to pursue our current development programs, the biological process of RNAi is a natural process and cannot be patented. Several companies in the space are pursuing alternate methods to exploit this phenomenon and have built their intellectual property around these methods. For example, Alnylam controls three patent families containing both pending patent applications and issued patents that pertain to RNAi. These are referred to in their corporate literature as the “Tuschl family” (e.g. patents and applications claiming priority to WO2002/044321, filed Nov. 29, 2001, and their priority filings) and the “Kreutzer-Limmer family” (e.g. patents and applications claiming priority to WO 2002/044895, filed Jan, 29, 2000, WO 2002/055693, filed Jan, 9, 2002, and their priority filings). From these patent cases, Alnylam currently has patent applications in prosecution and actively seeks to extend the reach of this intellectual property in ways that might strategically impact our business. Additional areas of intellectual property pursued by Alnylam and others include oligonucleotide delivery-related technologies (such as conjugation to targeting moieties) and oligonucleotides directed to specific gene targets. Patent applications in the U.S. and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third party intellectual property right holders may also bring patent infringement claims against us. No actions have been brought against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve any future infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might also be forced to redesign product candidates so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

As the field of RNAi therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, reexamination, opposition, post-grant review, inter partes review, nullification, derivation action, or cancellation proceedings, in various patent offices relating to patent rights in the RNAi therapeutics field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our DsiRNA technology or any of our product candidates. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi therapeutics.

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

We do, and will continue to, rely on intellectual property rights licensed from third parties to protect our technology. We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have a license from COH (on behalf of itself and IDT) to certain patent rights, which provide platform intellectual property for research and development of our DsiRNA molecules, as employed in our DCR-MYC programs and collaborative programs with KHK. Pursuant to this agreement, we have a worldwide license from COH (subject to the pre-existing non-exclusive license) for the exploitation of key intellectual property rights in this respect, and COH and IDT retain ownership of the patents and patent applications to which we are licensed under the agreement. In addition, we have an exclusive worldwide license from Arbutus to its LNP technology for delivery of certain therapeutics to treat PH1, and Arbutus retains ownership of its patents. This technology could be important to us as we are seeking to use it to deliver DCR-PH1 to the liver. If we are unable to do so, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We also may license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense our rights under our third-party licenses to KHK and may sublicense such rights to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under our collaboration agreement with KHK or result in termination of an agreement by one or more of our collaborators or any future strategic partners.

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

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing, sampling, and distribution of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our existing or future collaborators to begin selling them.

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

If we or our existing or future collaborators, manufacturers or service providers fail to comply with healthcare laws and regulations, we or they could be subject to enforcement actions, which could affect our ability to develop, market and sell our products and may harm our reputation.

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

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning or untitled letters;

•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on, or prohibitions against, importation or exportation of our products;

•	suspension of review or refusal to approve pending applications or supplements to approved applications;

•	exclusion from participation in government-funded healthcare programs;

•	exclusion from eligibility for the award of government contracts for our products;

•	FDA debarment;

•	suspension or withdrawal of product approvals;

•	seizure or administrative detention of products;

•	injunctions; and

•	civil and criminal penalties and fines.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through November 10, 2015, our stock had high and low closing sale prices in the range of $46.00 and $8.02 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	the success of competitive products or technologies;

•	results of our preclinical studies and clinical trials of our product candidates, or those of our competitors, our existing collaborators or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments concerning our collaborations, including those with our sources of manufacturing supply and our commercialization partners;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements in connection with the follow-on public offering of our common stock with the holders of substantially all of our outstanding shares;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	general economic, industry and market conditions; and

•	developments concerning complaints or litigation against us.

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

As of November 10, 2015, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 65.1 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. As of November 10, 2015, 167,933 shares of common stock were reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 4,582,771 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise of outstanding options or warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 10, 2015, we had 20,593,117 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuance under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

10.1	Dicerna Pharmaceuticals, Inc. Amended and Restated 2014 Performance Incentive Plan, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 7, 2015, and incorporated herein by reference.

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: November 10, 2015	By:	/s/ Douglas M. Fambrough, III, Ph.D.
Douglas M. Fambrough, III, Ph.D.
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2015	By:	/s/ James E. Dentzer
James E. Dentzer
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1	Dicerna Pharmaceuticals, Inc. Amended and Restated 2014 Performance Incentive Plan, attached as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed July 7, 2015, and incorporated herein by reference.

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 (unaudited) and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

(1)	Filed herewith.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.