Form 10-K
period 2015-12-31
Dicerna Pharmaceuticals Inc
filed 2016-03-10
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Based on the closing price of the registrant’s Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2015, the aggregate market value of its shares (based on a closing price of $13.95 per share) held by non-affiliates was approximately $70.2 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 9, 2016, there were 20,647,983 shares of common stock outstanding.

DICERNA PHARMACEUTICALS, INC.

2015 ANNUAL REPORT ON FORM 10-K

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

We are an RNA interference-based biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver, for other therapeutic areas in which the liver plays a key role, and for cancers that are genetically defined. We are using our RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. In many cases we are pursuing targets that have historically been difficult to inhibit using conventional approaches, but where we believe connections between targets and diseases are well understood and documented. We aim to discover, develop and commercialize these novel therapeutics either on our own or in collaboration with pharmaceutical partners, while seeking to retain significant portions of the commercial rights in the rare disease and oncology fields. We have partnered two of our oncology development programs with the global pharmaceutical company Kyowa Hakko Kirin Co., Ltd. (KHK). We are eligible to receive royalties on worldwide net sales for these product candidates. In addition, we have an option to co-promote, in the U.S., a therapeutic targeting the KRAS gene for an equal share of the profits from U.S. net sales.

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our RNAi platform and maximize value for our company. Our current development programs are as follows.

•	Primary Hyperoxaluria Type 1 (PH1). We are developing DCR-PH1 for the treatment of PH1 by targeting the gene encoding the liver enzyme glycolate oxidase. PH1 is known to afflict an estimated one to three people per million of population, and may afflict as many as six to eight people per million of population, and causes severe renal disease and early mortality. In pre-clinical studies, we have shown that, by using our RNAi technology to inactivate the gene encoding glycolate oxidase, we can significantly reduce oxalate levels, the key pathology of PH1. In December 2015, we initiated dosing in our first PH1 clinical trial in normal healthy volunteers, and we expect to begin our first Phase 1 study of DCR-PH1 in patients with PH1 in the first half of 2016. In January 2016, we enrolled our first patient in an international, multicenter, observational study designed to measure biomarkers implicated in PH1. Although the observational study will not include investigational drugs or other interventions, its participants may be considered for enrollment in planned clinical trials of DCR-PH1. We are using our DsiRNA-EX Conjugate technology to develop a subcutaneously injected treatment for PH1 and intend to declare a clinical candidate in the first half of 2016.

•	Other rare inherited diseases involving the liver. We are investigating a number of other rare diseases involving genes expressed in the liver. We have selected these diseases and disease target genes based on criteria that include having a strong therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, high unmet medical need, favorable competitive positioning, and a rapid projected path to approval. We are utilizing our DsiRNA-EX Conjugate technology in these rare disease programs.

•	Other diseases in which the liver plays a key role. We are using our DsiRNA-EX Conjugate technology to develop potential therapeutics for a wide variety of diseases, including chronic liver diseases, cardiovascular diseases, and viral infection diseases. We have selected these diseases and disease target genes based on criteria that include having a strong therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, and favorable competitive positioning. For many of these diseases we may seek development partners.

•	DCR-MYC for MYC-related cancers. We are developing DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC) and pancreatic neuroendocrine tumors (PNET). Multiple lines of genetic evidence implicate MYC in the initiation and progression of tumors, including natural variations in the MYC gene that predispose to certain types of cancer, and frequent genetic amplification and overexpression of MYC within tumors. In preclinical studies, inhibition of the MYC gene with DCR-MYC has shown strong anti-tumor effects in animal models of human cancers. In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. In the second quarter of 2015, we announced interim data from this trial, including signs of clinical and metabolic response and tumor shrinkage in two PNET patients. Based on these observations, we announced our intention to expand this on-going phase 1 trial to include a cohort of patients with PNETs. In addition, once the optimal dose of DCR-MYC has been determined, we plan to initiate enrollment of a cohort of patients who will undergo pre- and post-treatment tumor biopsies. Molecular analysis of the MYC gene transcript in these biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC. We expect to announce data from the PNET and biopsy cohorts in 2016. In the fourth quarter of 2014, we initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced hepatocellular carcinoma (HCC). Dose escalation will continue until determination of the MTD, at which point we will initiate an expansion cohort at MTD that includes pre- and post-treatment biopsies, as well as the Phase 2 portion of the study. Molecular analysis of the MYC gene transcript in tumor biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC in HCC. We expect to report proof-of-concept data for DCR-MYC in the second half of 2016 based on anticipated results from our two ongoing trials.

•	Two product candidates in collaboration with KHK, including one for KRAS-related cancers. We are developing, in collaboration with KHK, a therapeutic targeting the KRAS oncogene, a gene that is frequently mutated in numerous cancers, including non-small cell lung cancer, colorectal cancer and pancreatic cancer. Such mutations are associated with aggressive disease and resistance to current therapies. We are also developing, with KHK, a therapeutic targeting a second cancer-related gene, which we are not identifying at this time. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials.

•	DCR-BCAT for ß-catenin and Wnt pathway related tumors. DCR-BCAT is our product candidate for tumors believed to be driven by activating mutations in ß catenin or other tumor-driving genes in the Wnt signaling pathway. In particular, a significant fraction of patients with colorectal carcinoma (CRC) and with HCC are believed to carry activating mutation in ß-catenin or other Wnt pathway genes. In multiple animal models including both CRC and HCC models, DCR-BCAT has shown anti-tumor efficacy in tumors driven by ß-catenin and/or Wnt pathway mutations. DCR-BCAT is based on our DsiRNA-EX technology and is delivered by an advanced version of our EnCore tumor delivery lipid nanoparticle system. We have chosen not to advance DCR-BCAT into IND-enabling studies until we have achieved clinical proof-of-concept with DCR-MYC.

Our drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the messenger RNA (mRNA) of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. Our approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. We refer to these proprietary molecules generally as Dicer substrate short interfering RNAs (DsiRNAs), or as DsiRNA or DsiRNA-EX molecules, depending on the specific structure.

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

We believe our approach to RNAi drug development provides the following qualities and advantages compared to other methods of inducing RNAi.

•	We initiate RNAi through the Dicer enzyme. DsiRNA and DsiRNA-EX molecules are structured to be processed by the enzyme Dicer, the initiation point for RNAi in the human cell cytoplasm. Unlike earlier generation RNAi molecules, which mimic the output product of Dicer processing, DsiRNA and DsiRNA-EX molecules enter the RNAi pathway prior to Dicer processing. This can result in preferential use of the correct strand of a double-stranded RNA molecule, and therefore increase the efficacy of the RNAi mechanism. We believe this benefit may increase the potency of our DsiRNA and DsiRNA-EX molecules compared to other RNAi-inducing molecules. In addition, due to processing by the Dicer enzyme, our DsiRNA and DsiRNA-EX molecules have multiple sites for chemical modification and conjugation compared to earlier RNAi technologies. At these sites we can use modifications that enhance the drug-like properties on our molecules. Specifically, we can employ modifications that enhance the pharmacokinetic profile and/or suppress immunostimulatory activity.

•	Our DsiRNA-EX Conjugates enable subcutaneous delivery to the liver. We have developed a proprietary subcutaneous conjugate-based delivery technology for our DsiRNA-EX molecules that is designed to enable convenient subcutaneous delivery for our emerging pipeline of liver-targeted RNAi investigational therapies, and can generally be applied to disease target genes and viral pathogens in the liver. These conjugates do not involve lipid nanoparticles and are built on the DsiRNA-EX platform, using an extension to one end of the double-stranded DsiRNA molecule. These extensions are unique to our technology, enabling a differentiated and independent approach to subcutaneous delivery of RNAi-inducing therapeutics.

•	In May 2015, we advanced our conjugate platform by extending its observation of potent, durable knockdown of gene expression with DsiRNA-EX Conjugates from mouse models to non-human primates. These data in non-human primates were presented at the 17th Annual TIDES: Oligonucleotide and Peptide Therapeutics from Research through Commercialization conference.

•	In September 2015, we further advanced our conjugate platform by showing that a single dose of DsiRNA-EX Conjugates significantly below 1 mg/kg can reduce liver gene expression by 50% in mice, and a single dose of 5 mg/kg can yield greater than or equal to 95% reduction in gene expression.

•	To date, we have demonstrated in vivo gene silencing activity with DsiRNA-EX Conjugate molecules against more than ten liver disease gene targets.

We are driving toward selection of our first DsiRNA-EX Conjugate clinical candidate, in order to advance a program into clinical development in 2017. We intend to use DsiRNA-EX Conjugates in all future programs involving targets in the liver, and intend to declare multiple DsiRNA-EX Conjugate clinical candidates in 2016.

•	Our EnCore lipid nanoparticle technology enables delivery to solid tumors. We have developed our proprietary EnCore lipid nanoparticle (LNP) technology for delivery of DsiRNA and DsiRNA-EX molecules to tumors. The EnCore system is engineered to accumulate in tumors and mediate delivery of DsiRNA and DsiRNA-EX molecules into tumor cells. We have extensive pre-clinical data, in multiple animal models of human tumors, of effective RNAi delivery mediated by the EnCore system. We utilize this delivery system in our DCR-MYC and DCR-BCAT programs and intend to utilize it for future programs in oncology.

We believe we have a robust patent portfolio covering our proprietary RNAi platform. As of March 1, 2016, our patent estate included over 20 issued patents and over 70 pending patent applications covering our DsiRNA and DsiRNA-EX payload technologies and our lipid nanoparticle and conjugate delivery technologies.

Our executive management team has extensive experience in the biopharmaceutical industry. In addition, various members of our management team and our board of directors have contributed to the progress of the RNAi field through their substantial involvement in companies such as Cephalon Inc., Genta Inc., GlaxoSmithKline plc, Pfizer Inc., Sanofi, Sirna Therapeutics Inc., and other companies. Our co-founder and chief executive officer, Douglas M. Fambrough III, Ph.D., was a lead venture capital investor and board member of Sirna Therapeutics, an early RNAi company acquired by Merck & Co., Inc. in 2006 for $1.1 billion.

Strategy

We are committed to delivering transformative RNAi-based therapies to patients with rare inherited diseases involving the liver and for cancers that are genetically defined. The key elements of our strategy are as follows.

•	Create new programs in indication areas with high unmet medical need. We intend to continue to use our proprietary RNAi technology platform to create new, high value pharmaceutical programs. Our primary focus will remain: (1) rare inherited diseases involving the liver; and (2) genetically-defined oncogene targets in oncology. We are also pursuing the use of our DsiRNA-EX Conjugate technology for programs in other therapeutic areas, including disease areas with large population sizes.

•	Validate our product candidates and our platform in clinical proof-of-concept studies. We expect to announce proof-of-concept clinical data for DCR-MYC in the second half of 2016, clinical data from our single ascending dose DCR-PH1 trial in patients in early 2017, and to initiate proof-of-concept clinical studies in late 2017 using our DsiRNA-EX Conjugate platform. Based on precedents in the RNAi field, we are optimistic that our preclinical data showing the significant knockdown of target mRNA activity may translate into clinical results.

•	Continue to develop product candidates for rare diseases and oncology while seeking to retain significant portions of the commercial rights.

•	Enter into additional partnerships with pharmaceutical companies either on our RNAi technology platform or specific indications or therapeutic areas. We may choose to establish partnerships with pharmaceutical companies across multiple programs or indication areas depending on the attractiveness of the opportunities. These partnerships may provide us with further validation of our technology platform, funding to advance our proprietary product candidates, and/or access to development, manufacturing and commercial capabilities.

•	Continue to invest in our RNAi technology platform. We will continue to invest in expanding and improving our DsiRNA-EX RNAi payload technologies and our conjugate and LNP delivery technologies. Building on what we believe are significant advantages in potency and delivery, we seek to develop product candidates that will have a profound impact on the lives of patients.

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

We believe that our DsiRNA and DsiRNA-EX molecules have distinct properties in triggering the RNAi pathway to silence disease-related genes, thereby providing advantages for triggering RNA interference compared to other types of double-stranded RNAs used to induce RNAi. Our DsiRNA and DsiRNA-EX molecules are structured to be optimal for processing by the Dicer enzyme. We believe that other RNAi-inducing molecules currently in development mimic the output of a Dicer enzyme processing event, and thus act at a later point in the RNAi pathway. By contrast, DsiRNA and DsiRNA-EX molecules enter the RNAi pathway through being presented to Dicer itself, the pathway’s natural initiation point. By entering the RNAi pathway at that point, we believe that DsiRNA and DsiRNA-EX molecules are able to maximize the efficacy of the RNAi mechanism, making DsiRNA and DsiRNA-EX molecules inherently more potent than traditional RNAi-inducing molecules. This potency advantage derives from the structure of the DsiRNA and DsiRNA-EX molecules and how they interact with the Dicer enzyme. Specifically, the structure of the DsiRNA and DsiRNA-EX molecule is able to indicate to the Dicer enzyme which of the two RNA strands should be used to guide the selective destruction of disease gene target mRNAs by the RNAi machinery. We have found in animal tests that this benefit both increases the potency of our DsiRNA and DsiRNA-EX molecules relative to other RNAi-inducing molecules and enables many more sequences to be used to generate our potent DsiRNAs compared to other RNAi-inducing molecules. We therefore believe that the nature of the interaction of our DsiRNA and DsiRNA-EX molecules with the RNAi pathway intervention facilitates the discovery of new DsiRNA and DsiRNA-EX therapeutic candidates and further strengthens our intellectual property position.

Schematic representation of our DsiRNA

DsiRNAs are precisely-sized double-stranded RNA molecules that are asymmetric. In the form we use for some of our therapeutic programs, the longer strand is 27 bases long and is complementary to the target gene we seek to silence, known as the Guide Strand. The shorter strand is 25 bases long and known as the Passenger Strand. The two strands are complementary across their length, with the two additional bases of the 27-mer forming a two-base overhang at the 3’-end of the molecule. For our product candidates we use chemical modifications (for example, 2’-OMe, 2’-F and phosphorothioates) and we also use two bases of DNA at the 3’ end of the Passenger Strand. These DNA bases, along with the two-base overhang on the 27-mer, cause the Dicer enzyme preferentially to take up the Guide Strand, leading to several advantages for DsiRNAs compared to other RNAi-inducing molecules. The DsiRNA structure is utilized in our DCR-MYC and our KHK-partnered oncology programs.

Schematic representation of our DsiRNA-EX

In addition to 25/27-mer duplex DsiRNAs, we have developed the DsiRNA-EX technology, where extensions to one or more of the ends of the RNA strands can provide added functionality including sites for conjugation and other modifications. Chemical modifications (for example, 2’-OMe, 2’-F and phosphorothioates) are located on both strands at specific positions. Our DCR-PH1, DCR-BCAT, and all DsiRNA-EX Conjugate programs utilize these structures.

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

Subcutaneous delivery to the liver by DsiRNA-EX Conjugates

We believe that the structure of DsiRNA-EX molecules are well suited for direct conjugation to delivery agents. We have developed a delivery system based on conjugation of a targeting agent to the extended region of the DsiRNA-EX molecules. We call such molecules DsiRNA-EX Conjugates. This system should provide for generalized subcutaneous administration in humans of DsiRNA-EX Conjugates to the hepatocyte cells of the liver. The targeting agent used in our DsiRNA-EX Conjugates is GalNAc (n-acetyl galactosamine), which provides for highly specific uptake in hepatocyptes through the hepatocyte-expressed asialoglycoprotein receptor. For example, we have administered DsiRNA-EX Conjugates subcutaneously in mice and have seen IC 50 values substantially below 1.0 milligrams per kilograms of body weight for multiple gene targets, including observations of IC 50 values below 0.3 milligrams per kilogram of body weight

DsiRNA-EX Conjugate Structure

The structure of DsiRNA-EX Conjugates underlying Dicerna’s most potent RNAi inducers consists of two RNA strands: a shorter Guide strand with a two-base overhang on its 3’ end, and a longer Passenger strand with a four-based “tetraloop” structure that folds back to form a short stem section. Attached to each of the four tetraloop bases, via a short linker, is a single GalNAc molecule.

DsiRNA-EX Conjugates yield high-potency gene silencing agents. The data shows a dose response curve for silencing of a therapeutic liver target after subcutaneous administration of a DsiRNA-EX Conjugate in mice. In this example the calculated IC 50 value is <0.3 milligrams per kilogram of body weight.

EnCore lipid nanoparticles are composed of a lipid-DsiRNA or lipid-DsiRNA-EX core surrounded by an envelope of different lipids which mediate the accumulation, internalization and release into the cytoplasm of the DsiRNA or DsiRNA-EX molecules in the core of the particle.

EnCore lipid nanoparticles for delivery

We are using our EnCore lipid nanoparticles (LNPs) for delivery of our DsiRNA and DsiRNA-EX molecules to solid tumors. We believe that the EnCore LNPs effectively mediate all steps required for delivery to tumor cells: accumulation, binding and internalization, and release into the cytoplasm. The EnCore LNPs are comprised of a “Core” of lipid and DsiRNA or DsiRNA-EX molecules, surrounded by an “Envelope” of chemically distinct lipids that are designed to interact with the target tissue. The Core allows EnCore to carry a large payload of DsiRNA or DsiRNA-EX molecules while simultaneously protecting them from degrading enzymes. The envelope interacts with the target tissue to mediate accumulation, binding and internalization, and release into the cytoplasm. Our EnCore LNPs show preferential delivery to tumor cells, compared to liver cells (the other tissue type commonly associated with LNP-based RNAi delivery) due to the specific lipid composition and nature of the polyethylene coating on the surface of the particles. Our EnCore LNPs also have beneficial properties such as high tolerability (low toxicity), ease of manufacturing, effective RNAi payload loading, and protection of the DsiRNA or DsiRNA-EX payload. We have successfully demonstrated each of these properties of EnCore LNPs and have used them to achieve effective delivery of our DsiRNA and DsiRNA-EX molecules in animal models of cancer.

Delivery to the liver with Arbutus’ LNP

Our licensing agreement with Arbutus Biopharma Corporation (Arbutus) and one of its subsidiaries enables us to use Arbutus’ proprietary LNP for delivery of DCR-PH1 to treat PH1. Arbutus’ lipid nanoparticle system has been shown in other human clinical studies to provide potent, safe and effective RNA delivery to hepatocytes (liver cells). We anticipate that our licensing of Arbutus’ LNP technology will help streamline the development path for DCR-PH1 and allows us to focus our EnCore LNP efforts on our oncology pipeline.

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

Preclinical data for DCR-PH1

We are using our DsiRNA-EX technology and licensed lipid nanoparticle delivery technology to develop DCR-PH1, a product candidate designed to specifically inhibit the gene HAO1, which encodes GO. We have generated highly potent and specific DsiRNA-EX molecules targeting HAO1 and believe we have optimized these molecules to enhance their pharmaceutical properties. We have concluded manufacturing scale-up and Good Laboratory Practice (GLP) toxicity studies which allowed filing an IND application with FDA in August, 2015 and CTAs with several countries in Europe; we anticipate initiating clinical trials in the first half of 2016. This past December, we also initiated a study in normal healthy volunteers.

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

Phase 1 Clinical Development plan for DCR-PH1

Our development program for DCR-PH1 has multiple on-going components, including an observational study and clinical studies in both patients and healthy volunteers. In January of 2016 we enrolled the first patient in our PH1 observational study for patients with genetically confirmed diagnosis of PH1 and mild to moderate renal impairment to (1) characterize the baseline variability and factors that influence changes in urine and blood oxalate and glycolate levels and renal function over time; and (2) better characterize the systemic complications associated with PH1. We anticipate that up to 25 patients will be enrolled. We anticipate a majority of the patients enrolled in the observational study may be considered for enrollment in the Phase 1clinical study in patients. In December 2015, we initiated dosing in our first PH1 clinical trial, which is a Single Ascending Dose (SAD) level trial in normal healthy volunteers and is being conducted in the U.S., and will terminate at a low dose level. Data from the healthy volunteer study will be used to facilitate initiation of clinical studies in patients in the U.S. We expect to begin our first Phase 1 study of DCR-PH1 in patients with PH1 in the first half of 2016 at EU clinical sites. This is an open label study with dose escalation in a Single Ascending Dose (SAD) cohort. After review of the SAD data, and consideration of the competitive environment as well as progress with our DsiRNA-EX Conjugate efforts in PH1, we may initiate dosing of a Multiple Ascending Dose (MAD) level cohorts. We intend for the study to be conducted in the US, EU, and other countries. The primary objective of the Phase 1 study in patients is to determine the safety profile and recommended dose of DCR-PH1. Secondary objectives include the determination of pharmacokinetics (PK) and the pharmacodynamics (PD) profile of DCR-PH1, including changes in urine oxalate levels.

Additional programs under investigation involving the liver

We are investigating a number of other rare diseases and other therapeutic classes involving disease target genes expressed in the liver. We have selected these diseases and disease target genes based on our stated criteria, including having a strong therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, high unmet medical need, favorable competitive positioning, and a rapid path to approval. We are currently optimizing DsiRNA-EX Conjugate molecules directed toward multiple disease target genes and anticipate in 2016 declaring multiple DsiRNA-EX Conjugates for advancement into IND-enabling studies. We may not disclose the identities of these gene targets, or the diseases we intend to treat, until after an IND has been filed.

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

Phase 1 clinical development plan for DCR-MYC

We have initiated a clinical development program of DCR-MYC for the treatment of MYC-related cancers. The DCR-MYC development program includes two separate Phase 1 trials: one trial in patients with solid tumors, multiple myeloma or lymphoma, and one trial in patients with advanced Hepatocellular carcinoma (HCC). Each Phase 1 trial is an open label study with two parts. The first part is a standard dose escalation study to determine the maximum tolerated dose. The second part is an expansion cohort treated at the maximum tolerated dose determined from the dose escalation portion of the study. We submitted an IND application for DCR-MYC to the FDA in the second quarter of 2014 for the First in Human Study (FIH) which allows for the enrollment of patients with solid tumors, multiple myeloma, or lymphoma without other alternative therapeutic options. Our FIH Phase 1 trial has a primary objective of determining the safety and tolerability of DCR-MYC in patients and to determine the maximum tolerated dose when administered in a cycle of two weekly infusions followed by one week without an infusion. Secondary objectives of the trial include: (1) evaluating the action in the body of the active ingredient in DCR-MYC (a DsiRNA known as DCR-M1711), such as absorption, distribution, metabolism and elimination over time. (2) observing decreases in the level of MYC transcript when comparing pre- and post-treatment biopsies of tumor tissues; (3) observing a decrease in tumor metabolic activity by imaging techniques, as a biomarker for inhibition of MYC function in tumors; (4) evaluating evidence of anti-tumor activity in patients treated with DCR-MYC; and (5) evaluating the potential use of blood biomarkers to assess activity of DCR-MYC.

The FIH trial enrolled the first patient in the second quarter of 2014. In the second quarter of 2015, we announced interim data from this trial, including signs of clinical and metabolic response and tumor shrinkage in two patients with low to intermediate grade pancreatic neuroendocrine tumors (PNET). Based on these observations, we announced our intention to expand this on-going Phase 1 trial to include a cohort of patients with PNETs. In addition, once the optimal dose of DCR-MYC has been determined, we plan to initiate enrollment of a cohort of patients who will undergo pre- and post-treatment tumor biopsies. Molecular analysis of the MYC gene transcript in these biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC.

We expect to report proof-of-concept data for DCR-MYC in the second half of 2016 based on anticipated results from our two ongoing trials.

The second study of DCR-MYC is a Phase 1b/2 trial in patients with locally advanced or metastatic HCC. This study has a primary objective of determining the safety and tolerability of DCR-MYC in patients with late stage HCC and to determine a maximum tolerated dose when administered in a cycle of two weekly infusions followed by one week without an infusion. Secondary objectives of the trial include: (1) evaluating the action in the body of the active ingredient in DCR-MYC, DCR-M1711, such as absorption, distribution, metabolism and elimination over time; (2) observing decreases in the level of MYC transcript when comparing pre- and post-treatment biopsies of tumor tissues; (3) evaluating evidence of anti-tumor activity in patients treated with DCR-MYC; and (4) evaluating the potential use of blood biomarkers to assess activity of DCR-MYC.

The first patient was enrolled in this trial during the first quarter of 2015. We are conducting this trial at sites in the US, Singapore and South Korea. Additional trial sites may be added to the study during the dose escalation or expansion portions of the trial if needed to meet enrollment goals.

As with most Phase 1 trials, ours are not designed to yield statistically significant efficacy or molecular marker results. Accordingly, any observed results may be due to chance and not efficacy of DCR-MYC. The principal purpose of our Phase 1 trials will be to provide the basis for design of larger, definitive trials. Those trials will enroll more patients and they will be designed to evaluate potential safety and efficacy of the product candidate with statistical significance.

We have developed an additional product candidate using our DsiRNA-EX technology and the next generation EnCore tumor delivery technology.

Product candidate for ß-catenin and Wnt pathway-related solid tumors

The ß-catenin/Wnt pathway is consistently activated in human tumors, including ~50% of hepatocellular carcinomas (HCC) and ~90% of colorectal cancers (CRC). This is often caused directly by tumorigenic mutations in the APC or ß-catenin /CTNNB1 gene. Robust preclinical and genetic evidence strongly suggests that inhibiting ß-catenin function would yield broad therapeutic benefit in oncology, but efforts to target it using conventional drug modalities have been unsuccessful to-date. DCR-BCAT, our product that contains DsiRNA-EX targeting human ß-catenin formulated in EnCore lipid nanoparticles (LNP) of novel composition, effectively delivered the payload to multiple tumor types including the more clinically relevant CRC liver metastases and caused up to 80% tumor growth inhibition in multiple Wnt/ß-catenin activated colorectal tumor models, and near-complete regression in a model of spontaneous hepatocellular carcinoma (HCC). Importantly, there was no growth inhibition observed when ß-catenin was downregulated in APC/ß-catenin wild type CRC tumors suggests that the ß-catenin DsiRNA efficiently and specifically inhibits the Wnt/ß-catenin pathway. In addition, we also found that the dual targeting of Wnt pathway and MEK using DCR-BCAT and an FDA approved Trametinib resulted in robust anti-tumor activity compared to either of the single agent treatment in preclinical models of CRC with RAS mutations.

Therapeutic rationale for wnt-related solid tumors

Globally, HCC is responsible for over 250,000 deaths annually, and is thus the third most common cause of cancer death with over 500,000 new cases diagnosed per year. Although surgery is the most effective treatment for HCC, tumor recurrence is very high, and the 5-year survival rate remains at only 10%. Because majority of the patients are diagnosed at advanced stage, chemotherapies are frequently ineffective. Targeted therapy, Sorafenib prolonged the overall survival of the HCC patients only by 2-3 months. Thus there is an urgent need for a tolerable, life extending strategies in the management of HCC patients. A promising approach will be to define novel targets for therapeutic strategies based on the identification of molecular pathways responsible for initiating and sustaining HCC. The canonical Wnt signaling pathway is one such signaling mechanism that is frequently activated in this disease and is clearly implicated in tumorigenesis

With 940,000 recorded cases worldwide per year, CRC is the third most common malignancy in the world. Despite efforts to improve early detection and improved therapy, nearly 500,000 patients die from CRC each year worldwide. It has become evident that the main problem in the treatment of CRC is not so much eradication of the primary tumor, but rather the formation of incurable metastases. Its high mortality rates are particularly associated with the occurrence of metastases in the liver. Even when metastatic disease remains limited to the liver, the majority of these are unresectable and the reported rates of successful resection have been found to be less than 20%, and conventional chemotherapy is only marginally effective.

Targeted therapies (current standard of care) such as anti-EGFR treatment and anti-VEGF treatments made some improvement on mCRC treatment strategies compared to chemotherapies. Epidermal growth factor receptor (EGFR) is expressed in approximately 80% of CRCs. But approximately 40% to 50% of colorectal tumors are known to have a mutated KRAS gene, and 10-20% of CRCs have mutated BRAF gene indicating that these patients are unlikely to benefit from anti-EGFR treatment and therefore these CRC patients are excluded in those treatments, leaving only a small subset of CRC patients eligible for anti-EGFR treatment. Clinical studies confirmed the lack of benefit of epidermal growth factor receptor (EGFR)-directed therapy in patients with KRAS/BRAF mutations, limiting treatment options to standard chemotherapeutics with or without VEGF pathway targeted agents. The anti-VEGF therapy is efficacious in mCRCs when combined with chemotherapy, but the overall survival benefit is still very modest. Clinical data also suggest that the VEGF blockade upregulates inflammatory pathways and promote metastasis in the face of VEGF blockade. Improving the outcome in CRC will require overcoming the resistance mechanisms that thwart the anti-VEGF therapy. The CRC patients with KRAS/BRAF wild-type may be able to derive some benefit from anti-EGFR therapy, but it still remains unclear if these patients will definitely respond. MEK inhibitors are being tested in CRC patients too, as MEK is central to the pathogenesis of CRC as a downstream effector of mutant KRAS and BRAF, however the single agent efficacy has been very limited to date. All these suggest that targeting resistance pathways through rational combination strategies may lead to greater efficacy. Several studies have identified the aberrant activation of Wnt signaling as the primary cause of CRCs and as a resistance mechanism in RAS mutant CRCs. Despite this knowledge, none of the therapeutic agents specifically targeting the Wnt pathway has yet been approved to date. Since Wnt pathway is activated in majority of the CRCs (~90%) and HCCs (~50%), we believe that our potent and specific Wnt inhibitor (DCR-BCAT) would reach and treat the liver metastases of CRCs and HCCs effectively. More importantly, we also strongly believe that the rational combination of our DCR-BCAT together with MEK inhibitor would be an effective therapeutic strategy for RAS mutant CRC patients with liver metastases.

Association of U.S. cancer patients with aberrant Wnt activation

CANCER TYPE WITH GENETIC ALTERATUINS	APPROXIMATE PERCENTAGE OF PATIENTS
Colorectal- APC	80%
Colorectal- ß-catenin	10%
Colorectal- KRAS	40-50%
Colorectal- BRAF	10-15%
Colorectal-EGFR	80%
HCC- ß-catenin	40-50%

Product candidate for KRAS-related solid tumors

We believe that the KRAS oncogene represents an excellent target for our RNAi-based therapy because it is a frequently-mutated oncogene found in several common cancers, but it has historically been difficult to inhibit by the pharmaceutical industry. We are pursuing a DsiRNA-based product candidate targeting KRAS in conjunction with our collaborator KHK. Under the terms of our collaboration, KHK is responsible for selection of the clinical product candidate (including delivery system), all preclinical and clinical development activities and the choice of patient population and disease indications for clinical trials. Based on preclinical safety and efficacy data observed to data, KHK has advanced a product candidate resulting from this program into development. KHK has assumed responsibility for preclinical and clinical development of the program and bears the expense of that effort. We have an option to co-promote any KRAS product in the U.S. for an equal share of the profits from U.S. net sales.

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

City of Hope license agreement

In September 2007, we entered into a license agreement with City of Hope (COH), an academic research and medical center, pursuant to which COH has granted to us an exclusive (subject to the exception described below), royalty-bearing, worldwide license under certain patent rights in relation to DsiRNA, including the core DsiRNA patent (U.S. 8,084,599), to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights for the prevention and treatment of any disease in humans. COH is restricted from granting any additional rights to develop, manufacture, use, offer to sell, sell or import products covered by the licensed patent rights for the prevention and treatment of any disease in humans. Prior to entering into the license with us, COH had entered into a non-exclusive license with respect to such patent rights to manufacture, use, import, offer for sale and sell products covered by the licensed patent rights for the treatment or prevention of disease in humans (excluding viruses and delivery of products into the eye or ear). While that non-exclusive license has been terminated, a sublicensee to that non-exclusive license was permitted to enter into an equivalent non-exclusive license which, to our knowledge, is subsisting with Arrowhead Research Corporation, (Arrowhead) as successor to the non-exclusive license holder. In addition, COH has granted to us an exclusive, royalty-bearing, worldwide license under the licensed patent rights providing certain rights for up to 20 licensed products selected by us for human diagnostic uses, provided that COH has not granted or is not negotiating a license of rights to diagnostic uses for such licensed products to a third party. The exclusive licenses granted by COH to us under the agreement are subject to any retained rights of the U.S. government in the licensed patent rights and a royalty-free right of COH to practice the licensed patent rights for educational, research and clinical uses. We have the right to sublicense the licensed patent rights to third parties with COH’s written consent. The core DsiRNA patent (U.S. 8,084,599), titled “methods and compositions for the specific inhibition of gene expression by double-stranded RNA,” describes RNA structures having a 25 to 30 nucleotides sense strand, a blunt end at the 3’ end of the sense strand and a one to four nucleotides overhang at the 3’ end of the antisense strand. The expiration date of this patent is July 17, 2027. The COH license is applicable to our DCR-MYC and KHK programs.

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

Arbutus Biopharma Corporation license agreement

In November 2014, we entered into a licensing and collaboration agreement with Arbutus to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program. We will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of December 31, 2015, we had paid $3.0 million in cumulative license fees. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

Under the agreement, we are obligated to use commercially reasonable efforts to develop and commercialize the product.

The agreement will remain in effect pursuant to its terms until all of the obligations under the agreement with respect to the payment of milestones or royalties related to licensed products have terminated or expired. Either party may terminate the license agreement for any uncured material breach by the other party. Arbutus may terminate the agreement upon our bankruptcy or insolvency. We may terminate the agreement without cause upon written notice to Arbutus.

In addition to the license agreement, we entered into a development and supply agreement with Arbutus. Arbutus will perform certain development and manufacture processes in accordance with the specifications in development and supply agreement. There is no minimum purchase requirement for the services provided by Arbutus.

Intellectual Property

We invest significant amounts in research and development. Our research and development expenses were approximately $44.0 million, $29.5 million and $11.6 million in 2015, 2014 and 2013, respectively.

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

Patents and proprietary rights

We own U.S. patents and a number of pending patent applications with claims to methods and compositions of matters that cover various aspects of our RNAi technology and our discovery technologies, including our proprietary DsiRNA and DsiRNA-EX molecules and lipid and DsiRNA-EX conjugate delivery technologies. These U.S. patents include U.S. 8,349,809 (issued in January 2013 with a projected expiration date of January 2030), U.S. 8,513,207 (issued in August 2013 with a projected expiration date of May 2030) and U.S. 8,927,705 (issued in January 2015 with a projected expiration date of July 2030). We also own numerous patents and patent applications covering specific DsiRNA sequences that drive activity against high value disease targets, including MYC, KRAS (U.S. 8,372,816; issued in February 2013, with projected expiration in April 2030), HAO1, CTNNB1 (ß-catenin; U.S. 8,815,825; issued in August 2014, with projected expiration in July 2031), Androgen Receptor (US 8,927,515; issued in January 2015, with projected expiration in September 2031). Further, we own seven U.S. patents expiring by 2017 and numerous patent applications with claims to methods and compositions of matters related to our lipid delivery technology, such as lipid compositions and particle formulations and the EnCore formulation process. We have issued or pending claims to DsiRNA molecules, pharmaceutical compositions/formulations, methods of use, including in vitro and in vivo methods of reducing target gene expression, methods of treatment, methods of inhibiting cell growth and methods of synthesis.

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

Our strategy around protection of our proprietary technology, including any innovations and improvements, is to obtain worldwide patent coverage with a focus on jurisdictions that represent significant global pharmaceutical markets. Generally, patents have a term of twenty years from the earliest non-provisional priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened. We are obtaining worldwide patent protection for at least novel molecules, composition of matter, pharmaceutical formulations, methods of use, including treatment of disease, methods of manufacture and other novel uses for the inventive molecules originating from our research and development efforts. We continuously assess whether it is strategically more favorable to maintain confidentiality for the “know-how” regarding a novel invention rather than pursue patent protection. For each patent application that is filed we strategically tailor our claims in accordance with the existing patent landscape around a particular technology. There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent can be costly and time consuming. Issued patents can be subject to oppositions, interferences, post-grant proceedings, and other third party challenges that can result in the revocation of the patent limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product has expired or will be in force for only a short period of time following commercialization.

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

In November 2014, we entered into a development and supply agreement with Arbutus. Arbutus will perform, or subcontract, certain development and manufacture processes in accordance with the specifications in development and supply agreement. There is no minimum purchase requirement for the services provided by Arbutus.

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

RNA-based therapeutics

To our knowledge, there are no other companies developing DsiRNA and DsiRNA-EX molecules for therapeutic use. However, there are several companies that are currently developing RNAi-based therapies for various indications. We believe that Arrowhead, Arbutus and Alnylam through their company specific development or through various partnerships with the aforementioned companies are developing RNAi-based therapies that are competing against our current programs or potential future programs.

Among these, Alnylam, in partnership with Genzyme (a Sanofi company), is developing its ALN-TTR program, which is an RNAi-based therapy for the treatment of transthyretin-mediated amyloidosis (ATTR) and is currently in Phase 3 trials. Alnylam has announced it expects to complete enrollment in its APOLLO Phase 3 study of patisiran in ATTR patients with Familial Amyloidotic Polyneuropathy (FAP) in January 2016, Enrollment in its ENDEAVOUR Phase 3 study to evaluate the efficacy and safety of revusiran in ATTR patients with Familial Amyloidotic Cardiomyopathy (FAC) continues and data are expected to be reported from this study in 2018. Alnylam is also developing ALN-TTRsc02 for all forms of ATTR amyloidosis and expects to initiate a Phase 1 study in mid-2016. Alnylam is also developing RNAi-based therapies for other indications, including PH1, paroxysmal nocturnal hemoglobinuria (PNH), acute intermittent porphyria (AIP) hemophilia, porphyria, hypercholesterolemia, hemoglobinopathies, and alpha-1-antitrypsin (AAT) deficiency hepatocyte inclusions, among others. In addition, Alnylam expects to initiate a Phase 1 study for ALN-HBV in mid-2016 and announced its intention to seek strategic partnerships for its Hepatic Infectious Disease therapeutic area. ALN-PCSsc for the treatment of hypercholesterolemia is partnered with The Medicines Company who expect to present initial data from the ORION-1 Phase 2 study in late 2016.

Arbutus also is clinically investigating its RNAi molecules for use in treating serious human diseases, such as cancer and viral infections, including hepatitis B virus (HBV) and Ebola. ARB-1467 for the treatment of HBV is in a Phase II study that was initiated in December 2015 and Arbutus expects to announce preliminary data in late 2016 Arbutus has rights under Alnylam’s intellectual property to develop thirteen RNAi therapeutic products.

Additionally, Arrowhead is developing ARC-520 for chronic hepatitis B (HBV) and in January 2016, announced the dosing of the first patient in the Phase 2b MONARCH combination study of ARC-520, the treatment of chronic hepatitis B virus (HBV). ARC-AAT for the treatment of liver disease associated with alpha-1 antitrypsin deficiency completed dosing in healthy volunteers and transitioned into patients with PiZZ genotype alpha-1 antitrypsin deficiency. In March 2015 Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three pre-clinical RNAi candidates for which Novartis has developed varying amounts of preclinical data.

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

Primary Hyperoxaluria Type 1

The current standard of care for treating PH1 is dual-organ transplant, namely a kidney and liver transplant in patients with PH1, which is often difficult to perform due to lack of donors and the threat of organ rejection. Other treatments include pyridoxine regimens and intensive dialysis, as well as treatments generally used in kidney stone disorders such as high-volume fluid intake and oral citrate. These other treatments do not halt disease progression. OxThera has a competing approach to PH1 treatment, currently in Phase 2 clinical trials, that is not RNAi-based. In January 2016, Alnylam announced their plans to start a Phase 1 clinical trial for ALN-GO1, an investigational RNAi therapeutic for the treatment of PH1. Alnylam also plans to present initial Phase 1 clinical data in late 2016.

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

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, promotion, storage, record-keeping, advertising, distribution, sampling, marketing, safety, post-approval monitoring and reporting, and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. government regulation

NDA approval processes

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the FDCA) and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may result in a delay of approval or subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawal of an approval;

•	imposition of a clinical hold;

•	issuance of warning or untitled letters;

•	product recalls;

•	product seizures;

•	refusals of government contracts;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution.

The process required by the FDA before a drug may be marketed in the U.S. generally includes the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (GLPs) or other applicable laws and regulations;

•	submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;

•	approval by an institutional review board (IRB) at each clinical site before each trial may be initiated

•	performance and inspection of adequate and well-controlled human clinical trials and clinical data according to FDA regulations and Good Clinical Practices (GCP) to establish the safety and efficacy of the product candidate for its intended use;

•	submission of an NDA to FDA and FDA’s acceptance of the NDA for filing;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current Good Manufacturing Practices (cGMPs) to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity;

•	satisfactory completion of an FDA inspection of the major investigational sites to ensure data integrity and assess compliance with good clinical practice (GCP) requirements; and

•	FDA review and approval of the NDA.

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

The FDA may expedite the approval of a designated breakthrough therapy, which is a drug that is intended, to treat a serious or life-threatening disease or condition for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product. If FDA designates a drug as a breakthrough therapy, FDA must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to the sponsor regarding the development of the drug to ensure that the development program is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

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

If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications including a full NDA to market the same product candidate for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our product candidates for seven years if a competitor obtains approval of the same product candidate as defined by the FDA prior to us, or if our product candidate is determined to be contained within the competitor’s approved orphan product candidate for the same indication or disease.

Pediatric exclusivity, pediatric use and rare pediatric disease priority review vouchers

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

Under section 529 of the FDCA, FDA will award priority review vouchers to sponsors of certain rare pediatric disease product applications. Section 529 of the FDCA is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs for rare diseases, pediatric populations, and unmet medical needs, section 529 provides an additional incentive for rare pediatric diseases, which may be used alone or in combination with other incentive programs. “Rare pediatric disease” is defined as a disease that:

•	“primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents,” which is interpreted as meaning that greater than 50% of the affected population in the U.S. is aged 0 through 18 years; and

•	is “a rare disease or condition” as defined in FDCA, which includes diseases and conditions that affect fewer than 200,000 persons in the United States (U.S.) and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the drug in the U.S. can be recovered from sales of the drug in the U.S.

Under section 529, the sponsor of a human drug application for a rare pediatric disease drug product may be eligible for a voucher that can be used (or sold) to obtain a priority review for a subsequent human drug application submitted under section 505(b)(1) of the FDCA or section 351 of the Public Health Service (PHS) Act after the date of approval of the rare pediatric disease drug product. FDA has issued draft Guidance for Industry for Rare Pediatric Disease Priority Review Vouchers.

Post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product candidate reaches the market. Requirements for additional Phase 4 (post-approval marketing studies) to confirm safety and efficacy may be imposed as a condition of approval. Later discovery of previously unknown problems with a product candidate may result in restrictions on the product candidate, or REMS, or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product candidate, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved product candidates that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

Any product candidates manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things:

•	record-keeping requirements;

•	reporting of adverse experiences with the product candidate;

•	submission of periodic reports;

•	providing the FDA with updated safety and efficacy information;

•	drug sampling, stability and distribution requirements;

•	notifying the FDA and gaining its approval of specified manufacturing or labeling changes; and

•	complying with statutory and regulatory requirements for promotion and advertising.

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

Employees

As of December 31, 2015, we had 48 full-time employees, of whom 41 are engaged in research and development and seven in administration. None of our employees is represented by a labor union or covered by a collective bargaining agreement. Geographically, all employees are located in Massachusetts. We consider our relationship with our employees to be good.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of December 31, 2015, we had an accumulated deficit of $196.2 million. For the years ended December 31, 2015, 2014 and 2013, our net loss was $62.8 million, $47.9 million and $18.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We will need substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of December 31, 2015, we had $94.6 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including institutional review board (IRB) approval to conduct clinical trials at particular sites, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators KHK and Arbutus Biopharma Corporation. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.

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

We rely on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical study and clinical trial drug supplies. For example, pursuant to our development and supply agreement, a third party manufactures lipid nanoparticles that we are seeking to use for delivery of DCR-PH1 to the liver. In the event that we are unable to use the technology we licensed to deliver DCR-PH1 to the liver or if the third party experiences difficulty in manufacturing lipid nanoparticles, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our success largely depends on the continued service of key management and other specialized personnel, including Douglas M. Fambrough, III, Ph.D., our chief executive officer, Theodore T. Ashburn, M.D., Ph.D, our senior vice president, product strategy and operations, Pankaj Bhargava, M.D., our chief medical officer, Bob D. Brown, Ph.D., our chief scientific officer, John “Jack” Green, our interim chief financial officer, and James B. Weissman, our chief business officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling, advertising and promotional activities, record keeping, distribution, adverse event reporting, and import and export of pharmaceutical products. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategies (REMS) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (RMPs) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures or administrative detention of products, refusal to permit the import or export of products, operating restrictions and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties and criminal prosecution.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA regulations or applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, provide accurate information to any governmental authorities such as FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance and codes of conduct intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws, regulations, guidance and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA regulated activities, and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.

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

We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have not performed an analysis on whether we have experienced any ownership changes in the past. It is possible that we have experienced an ownership change, including pursuant to the initial public offering of our common stock, which closed on February 4, 2014, and our net operating losses are subject to such limitation. As of December 31, 2015, we had U.S. federal and Massachusetts net operating loss carryforwards of $92.5 million and $77.6 million, respectively. Any limit on these loss carryforwards if we have or do experience an ownership change could have an adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash and cash equivalents and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2015, we had $94.6 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 1, 2016, our patent estate, including the patents and patent applications that we have licensed from COH, along with one of their affiliates, included over 20 issued patents and over 70 pending patent applications supporting commercial development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether. Our patent risks include that:

•	Others may, or may be able to, make, use or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license.

•	We or our licensors, collaborators or any future collaborators may not be the first to file patent applications covering certain aspects of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	A third party may challenge our patents and, if challenged, a court may not hold that our patents are valid, enforceable and infringed.

•	A third party may challenge our patents in various patent offices and, if challenged, we may be compelled to limit the scope of our allowed or granted claims or lose the allowed or granted claims altogether.

•	Any issued patents that we own or have licensed will provide us with any competitive advantages, or may be challenged by third parties.

•	We may not develop additional proprietary technologies that are patentable.

•	The patents of others could harm our business.

•	Our competitors could conduct research and development activities in countries where we will not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation could be costly and licenses may be unavailable on commercially reasonable terms.

Research and development of RNAi-based therapeutics and other oligonucleotide-based therapeutics has resulted in many patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. Our efforts are based on RNAi technology that we have licensed (DsiRNA) and that we have developed internally and own (DsiRNA-EX). We have chosen this approach to increase our likelihood of technical success and our freedom to operate. We have obtained grants and issuances of RNAi, RNAi therapeutic and DsiRNA patents and have licensed other patents from third parties on an exclusive or non-exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics and DsiRNA therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering: (1) certain aspects of the structure and uses of DsiRNA and DsiRNA-EX molecules, including their manufacture and use as therapeutics, and RNAi-related mechanisms, (2) chemical modifications to DsiRNA and DsiRNA-EX molecules that improve their properties and suitability for therapeutic uses, (3) DsiRNA and DsiRNA-EX molecules directed to specific gene sequences and drug targets as treatments for particular diseases and (4) delivery technologies, such as in the field of lipid nanoparticles and lipid nanoparticle formulation, and chemical modifications such as conjugation to targeting moieties.

The RNAi-related intellectual property landscape, including patent applications in prosecution where no definitive claims have yet issued, is still evolving, and it is difficult to conclusively assess our freedom to operate. Other companies are pursuing patent applications and possess issued patents broadly directed to RNAi compositions, methods of making and using RNAi and to RNAi-related delivery and modification technologies. Our competitive position may suffer if patents issued to third parties cover our products, or our manufacture or uses relevant to our commercialization plans. In such cases, we may not be in a position to commercialize products unless we enter into a license agreement with the intellectual property right holder, if available, on commercially reasonable terms or successfully pursue litigation, opposition, interference, re-examination, post-grant review, inter partes review, nullification, derivation action, or cancellation proceeding to limit, nullify or invalidate the third party intellectual property right concerned. Even if we are successful in limiting, nullifying, or invalidating third party intellectual property rights through such proceedings, we may incur substantial costs and could require significant time and attention of our personnel.

While we believe our intellectual property allows us to pursue our current development programs, the biological process of RNAi is a natural process and cannot be patented. Several companies in the space are pursuing alternate methods to exploit this phenomenon and have built their intellectual property around these methods. For example, Alnylam controls three patent families containing both pending patent applications and issued patents (e.g., U.S. Patent Numbers 8,853,384 and 9,074,213, and European Patent EP 1 352 061 B1) that pertain to RNAi. These are referred to in their corporate literature as the “Tuschl family” (e.g. patents and applications claiming priority to WO2002/044321, filed Nov. 29, 2001, and their priority filings) and the “Kreutzer-Limmer family” (e.g. patents and applications claiming priority to WO 2002/044895, filed Jan. 29, 2000, WO 2002/055693, filed Jan. 9, 2002, and their priority filings). Both families contain patent applications still in prosecution, with the applicants actively seeking to extend the reach of this intellectual property in ways that might strategically impact our business. Additional areas of intellectual property pursued by Alnylam and others include oligonucleotide delivery-related technologies (such as conjugation to targeting moieties) and oligonucleotides directed to specific gene targets.

Patent applications in the U.S. and elsewhere are generally published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third party intellectual property right holders may also bring patent infringement claims against us. No such infringement actions have been brought against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve any future infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might also be forced to redesign product candidates so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

As the field of RNAi therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, re-examination, opposition, post-grant review, inter partes review, nullification, derivation action, or cancellation proceedings, in various patent offices relating to patent rights in the RNAi therapeutics field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our DsiRNA technology or any of our product candidates. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi therapeutics.

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

We do, and will continue to, rely on intellectual property rights licensed from third parties to protect our technology. We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have a license from COH (on behalf of itself and IDT) to certain patent rights, which provide platform intellectual property for research and development of our DsiRNA molecules employed in our DCR-MYC programs and collaborative programs with KHK. Pursuant to this agreement, we have a worldwide license from COH (subject to the pre-existing non-exclusive license) for the exploitation of key intellectual property rights in this respect, and COH and IDT retain ownership of the patents and patent applications to which we are licensed under the agreement. In addition, we have an exclusive worldwide license from Arbutus to their LNP technology for delivery of certain therapeutics to treat PH1, and Arbutus retains ownership of its patents. This technology could be important to us as we are seeking to use it to deliver DCR-PH1 to the liver. If we are unable to do so, our DCR-PH1 program would suffer delays, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We also may license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense our rights under our third-party licenses to KHK and may sublicense such rights to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under our collaboration agreement with KHK or result in termination of an agreement by one or more of our collaborators or any future strategic partners.

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

Responding to these allegations can be costly and disruptive to our business, even when the allegations are without merit, and can be a distraction to management. On June 10, 2015, Alnylam Pharmaceuticals, Inc. filed a complaint against us in the Superior Court of Middlesex County, Massachusetts, alleging misappropriation of confidential information and trade secrets, as well as other related claims, in connection with our hiring of a number of former employees of Sirna Therapeutics, Inc., or Sirna, which at the time was a subsidiary of Merck & Co., Inc., and in connection with our discussion with Merck to acquire Sirna, which was subsequently acquired by Alnylam. We may be subject to additional claims in the future that these or other of our employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending current or future claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, personnel, or the ability to use some of our research and development. A loss of intellectual property, key research personnel, or their work product could hamper our ability to commercialize, or prevent us from commercializing, our product candidates, which could severely harm our business.

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

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning or untitled letters;

•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on, or prohibitions against, importation or exportation of our products;

•	suspension of review or refusal to approve pending applications or supplements to approved applications;

•	exclusion from participation in government-funded healthcare programs;

•	exclusion from eligibility for the award of government contracts for our products;

•	FDA debarment of individuals at our Company;

•	suspension or withdrawal of product approvals;

•	seizure or administrative detention of products;

•	injunctions; and

•	civil and criminal penalties and fines.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through March 9, 2016, our stock had high and low closing sale prices in the range of $46.00 and $4.96 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	the success of competitive products or technologies;

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors, our existing collaborator or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning our collaborations, including but not limited to those with our sources of manufacturing supply and our commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments concerning our collaborations, including those with our sources of manufacturing supply and our commercialization partners;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements in connection with the follow-on public offering of our common stock with the holders of substantially all of our outstanding shares;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	general economic, industry and market conditions; and

•	developments concerning complaints or litigation against us.

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

As of March 9, 2016, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 73.6 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

On May 27, 2015, we completed an issuance and sale of 2,750,000 shares of our common stock at an offering price of $17.75 per share. In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price paid by our existing shareholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by our existing stockholders.

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. As of March 9, 2016, 650,272 shares of common stock were reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 5,055,943 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise price of outstanding options or warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 9, 2016, we have 20,647,983 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

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

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint against the Company in the Superior Court of Middlesex Country, Massachusetts. The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (Merck) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc. (Sirna), which was subsequently acquired by Alnylam. The complaint seeks among other things, damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets. An unfavorable resolution of this matter could potentially cause us to incur significant legal fees and other costs to defend this action, and could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. We believe, however, that Alnylam’s allegations lack merit, we have filed an answer denying all liability, and we intend to continue to vigorously defend all claims asserted. We expect that a liability is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding.

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

Year Ended December 31, 2015:	High	Low
First Quarter	$27.33	$16.55
Second Quarter	$25.26	$12.50
Third Quarter	$15.17	$7.61
Fourth Quarter	$15.93	$7.66

Year Ended December 31, 2014:
First Quarter (from January 30, 2014)	$46.00	$27.11
Second Quarter	$28.25	$15.00
Third Quarter	$22.40	$12.55
Fourth Quarter	$16.82	$8.00

Holders of Record

As of March 9, 2016, there were approximately 16 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Recent Sales of Unregistered Securities

We did not sell any securities during the fiscal year ended December 31, 2015, which were not registered under the Securities Act of 1933, as amended (Securities Act).

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

The net proceeds to us from the IPO, including the shares sold pursuant to the exercise in full by the underwriters of the option to purchase additional shares, were used for preclinical studies and Phase 1 clinical trials for DCR-MYC and DCR-PH1 to evaluate safety and biological markers of efficacy in oncology patients in patients with Primary Hyperoxaluria 1. The remaining net proceeds were used for continued technology platform development, general corporate purposes and working capital

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6.	Selected Financial Data

DICERNA PHARMACEUTICALS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Results of operations
Revenue	$184	$—	$—
Operating expenses:
Research and development	43,971	29,453	11,558
General and administrative	19,240	15,648	5,820

Total operating expenses	63,211	45,101	17,378

Loss from operations	(63,027)	(45,101)	(17,378)

Other income (expense):
Preferred stock warrant re-measurement	—	(2,559)	126
Loss on extinguishment of debt	—	(143)	(318)
Interest income	188	63	4
Interest expense	—	(199)	(952)

Total other income (expense)	188	(2,838)	(1,140)

Net loss	$(62,839)	$(47,939)	$(18,518)
Less: Accretion and dividends on redeemable convertible preferred stock	—	204	2,388

Net loss attributable to common stockholders	(62,839)	(48,143)	(20,906)

Net loss per share attributable to common stockholders—Basic and diluted	$(3.09)	$(3.00)	$(709.57)
Weighted average shares outstanding—Basic and diluted	20,320,628	16,070,054	29,463

Financial condition
Cash and cash equivalents	$56,058	$26,067	$46,595
Held-to-maturity investments	$38,551	$72,556	$—
Total assets	$100,023	$103,605	$49,794
Long-term debt—including of current portion	$—	$—	$4,847
Total stockholders’ equity / (deficit)	$91,022	$98,340	$(68,919)

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

Overview

We are an RNA interference-based biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver, for other therapeutic areas in which the liver plays a key role, and for cancers that are genetically defined. We are using our RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. In many cases, we are pursuing targets that have historically been difficult to inhibit using conventional approaches, but where we believe connections between targets and diseases are well understood and documented. We aim to discover, develop and commercialize these novel therapeutics either on our own or in collaboration with pharmaceutical partners, while seeking to retain significant portions of the commercial rights in the rare disease and oncology fields.

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the rare and serious inherited disorder Primary Hyperoxaluria Type 1 (PH1). In December 2015, we initiated dosing in our first PH1 clinical trial in normal healthy volunteers, and we expect to begin our first Phase 1 study of DCR-PH1 in patients with PH1 in the first half of 2016. In December 2015, we also initiated an international, multicenter, observational study designed to measure biomarkers implicated in PH1, and enrolled our first patient in this observational study in January 2016. The FDA and the European Medicines Agency (EMA) have both granted Orphan Drug Designation to DCR-PH1. We also have discovery and early development programs against a series of additional rare inherited diseases involving the liver where we are utilizing our DsiRNA-EX Conjugate technology. In other therapeutic areas involving the liver, we are using our DsiRNA-EX Conjugate technology to develop potential therapeutics for a wide variety of diseases, including chronic liver diseases, cardiovascular diseases, and viral infection diseases. We have selected these diseases and disease target genes based on criteria that include having a strong therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, and favorable competitive positioning. For many of these diseases we may seek development partners. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. In the fourth quarter of 2014 we initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. In the second quarter of 2015, we announced plans to expand our ongoing Phase 1 study of DCR-MYC in solid tumors, multiple myeloma, or lymphoma to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. In addition, once the optimal dose of DCR-MYC has been determined, we plan to initiate enrollment of a cohort of patients who will undergo pre- and post-treatment tumor biopsies. Molecular analysis of the MYC gene transcript in these biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC. We expect to announce data from the PNET and biopsy cohorts in 2016.

As part of our collaboration with Kyowa Hakko Kirin Co., Ltd. (KHK), a global pharmaceutical company, we are developing a product candidate that targets the oncogene KRAS, which is frequently mutated in numerous major cancers, including non-small cell lung cancer, colorectal cancer, and pancreatic cancer. KHK is responsible for global development of the KRAS program, including all development expenses. For the KRAS product candidate, we retain an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. We are also developing, with KHK, a therapeutic candidate targeting a second cancer-related gene, which we are not identifying at this time. For each product candidate in our collaboration with KHK, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each such product candidate. We expect that our strategy to partner the development of product candidates will help us fund the costs of clinical development and enable us to diversify risk across a number of programs. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials.

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through public offerings of our common stock, private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees, preclinical payments under our research collaboration and license agreement with KHK, from government grants, and from a secured term loan from Hercules Technology II, L.P. (Hercules loan). More particularly, since our inception and through December 31, 2015, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the National Institutes of Health (NIH) covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of December 31, 2015, we had cash and cash equivalents and held-to-maturity investments of $94.6 million and we also had $1.1 million in assets held in restriction.

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

Since inception, we have incurred significant operating losses. Our net loss was $62.8 million, $47.9 million and $18.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research and clinical programs and from general and administrative costs associated with our operations. We recognized $0.2 million in revenue for the year ended December 31, 2015 and no revenue for the years ended December 31, 2014 and 2013. Our revenue to date has been generated through our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. As of December 31, 2015, we had an accumulated deficit of $196.2 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of December 31, 2015, we have received total payments to date of $17.5 million from KHK under the research collaboration and license agreement.

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

In November 2014, we entered into a licensing and collaboration agreement with Arbutus to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program. We will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of December 31, 2015, we had paid a total of $3.0 million in license fees to Arbutus. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary, and, in December 2015, we licensed our U.S. intellectual property rights to the same wholly-owned subsidiary.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during 2015 or 2014.

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant and, where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the year ended December 31, 2015, we recognized $0.2 million of revenue associated with the NIH grant award. We did not have revenue for the years ended December 31, 2014 and 2013, respectively.

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

In the second quarter of 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies, and in the fourth quarter of 2014 we initiated a global phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. In the second quarter of 2015, we announced an expansion of our DCR-MYC ongoing Phase 1 trial to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. Once the maximum tolerated dose (MTD) of DCR-MYC has been determined, we plan to initiate enrollment of a cohort of patients who will undergo pre- and post-treatment tumor biopsies. We expect to report proof-of-concept data for DCR-MYC in the second half of 2016 based on anticipated results from our two ongoing trials. In December 2015, we initiated dosing in our first PH1 clinical trial, which is a Single Ascending Dose (SAD) trial in normal healthy volunteers and is being conducted in the U.S. Data from the healthy volunteer study will be used to facilitate initiation of clinical studies in patients in the U.S. We expect to begin our first Phase 1 study of DCR-PH1 in patients with PH1 in the first half of 2016 at EU clinical sites. In December 2015, we also initiated an international, multicenter, observational study designed to measure biomarkers implicated in PH1. Although the observational study will not include investigational drugs or other interventions, its participants may be considered for enrollment in planned clinical trials of DCR-PH1. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. All of our research and development programs are at an early stage and successful development of future product candidates from these programs is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to our ability to maintain or enter into collaborations with respect to each product candidate, the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates. We will need to raise additional capital and may seek additional collaborations in the future in order to advance our various product candidates. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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

Preferred stock warrant re-measurement

Preferred stock warrant re-measurement is associated with warrants to purchase preferred stock issued to lenders under our convertible notes and the Hercules loan. The re-measurement consists of the change in value calculated using the Black-Scholes option pricing model to estimate the fair value of the warrants. We base the estimates in the Black-Scholes option pricing model, in part, on subjective assumptions, including stock price volatility, risk-free interest rate, dividend yield and the fair value of the preferred stock underlying the warrants. The re-measurement gain or loss associated with the change in the fair value of the preferred stock warrant liability each reporting period is recognized as a component of other income (expense). Upon the completion of our initial public offering of our common stock on February 4, 2014, the preferred stock warrant liability was reclassified as a component of equity and is no longer subject to re-measurement. The fair value of the preferred stock warrants as of the closing date of the initial public offering was $3.1 million.

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

Revenue recognition

Collaborative research and development and multiple-deliverable arrangements

We have generated our revenue primarily through our research collaboration and license agreement with KHK and government grants. The terms of the research collaboration and license agreement with KHK include multiple deliverables by us (e.g., license rights and research and development services) in exchange for consideration to us of some combination of research funding, license fees, option exercise fees, payments based upon the achievement of specified milestones and royalty payments based on product sales derived from the collaboration.

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

Preferred stock warrant liability

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

Pursuant to the terms of these warrants, upon the conversion of the class of preferred stock underlying the warrant, the warrants automatically become exercisable for shares of our common stock based upon the conversion ratio of the underlying class of preferred stock. The consummation of our initial public offering resulted in the conversion of all classes of our preferred stock into common stock. Upon the conversion of the underlying classes of preferred stock, our outstanding warrants to purchase Series A, Series B and Series C preferred stock were reclassified as a component of equity and are no longer subject to re-measurement.

Net operating loss and research and development tax credit carryforwards

We file U.S. federal income tax returns and Massachusetts state tax returns. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards and were recorded using enacted tax rates expected to be in effect in the years in which these temporary differences are expected to be utilized. As of December 31, 2015, the Company has approximately $92.5 million of federal and $77.6 million of state net operating loss carryforwards, and $2.1 million of federal and $1.4 million of Massachusetts research and development credits that expire starting in 2028. As of December 31, 2015, we had $1.4 million of unrecognized tax benefits, of which $1.4 million would affect income tax expense if recognized, before consideration of our valuation allowance.

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

Held-to-Maturity Investments

We account for our investment in marketable securities in accordance with FASB ASC 320, Investments — Debt and Equity Securities. We determine the appropriate classification of investments at the time of purchase and re-evaluate such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. At December 31, 2015 and 2014, all of our investments were classified as held-to-maturity.

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

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting. The guidance also eliminates the current real estate-specific provisions for all entities. For calendar-year public entities, the guidance becomes effective in 2019 and interim periods within that year. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a prospective basis, and it did not have an effect on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was originally pronounced to become effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On July 9, 2015, the FASB decided to defer the effective date of the ASU by one year. As a result, the Company will be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect, if any, the adoption of this guidance will have on its consolidated financial statements through December 31, 2015 as the Company has yet to record revenue from contracts with customers.

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014 (in thousands, except percentages):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2015	2014
Total revenue	$184	$—	$184	100%
Expenses:
Research and development	43,971	29,453	14,518	49%
General and administrative	19,240	15,648	3,592	23%

Total expenses	63,211	45,101	18,110	40%
Loss from operations	(63,027)	(45,101)	(17,926)	(40)%
Other income (expense)	188	(2,838)	3,026	107%

Net loss	$(62,839)	$(47,939)	$(14,900)	(31)%

Revenue

During the year ended December 31, 2015, we recognized $0.2 million of revenue associated with the NIH grant award. We did not have revenue for the year ended December 31, 2014. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2015 and 2014 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE
	2015	2014
Direct research and development expenses	$15,529	$11,068	$4,461
Platform-related expenses	14,066	9,984	4,082
Employee-related expenses	11,340	7,694	3,646
Facilities, depreciation and other expenses	3,036	707	2,329

Total	$43,971	$29,453	$14,518

Research and development expenses were $44.0 million and $29.5 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, direct research and development expenses were $15.5 million compared to $11.1 million in the prior year. The increase of $4.4 million was the result of increased costs related to pre-clinical and clinical start-up activities for DCR-PH1, as well as increased costs related to DCR-MYC manufacturing for clinical development and our clinical trials, including our global Phase 1b/2 trial in patients with advanced HCC, which was initiated in the fourth quarter of 2014, offset by a reduction in license fees paid to a collaboration partner. For the year ended December 31, 2015, platform-related expenses were $14.1 million compared to $10.0 million in the prior year. The increase of $4.1 million was primarily due to increased expenses related to discovery and early development of future programs, offset by a decrease to non-employee stock-based compensation of $1.5 million. Employee-related expenses were $11.3 million in 2015 compared to $7.7 million in the prior year. The increase of $3.6 million was primarily due to additional headcount, along with an increase in stock-based compensation of $1.6 million. Facilities, depreciation and other expenses have increased by $2.3 million for the year ended December 31, 2015 due to increased occupancy costs. We expect our research and development expenses to continue to increase in 2016 as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $19.2 million and $15.6 million for the years ended December 31, 2015 and 2014, respectively. The increase of $3.6 million was primarily due to an increase in payroll-related expenses of $0.7 million, an increase in stock-based compensation of $1.5 million, and an increase in professional fees of $1.9 million, primarily from legal costs incurred related to the Alnylam complaint. We expect that general and administrative expenses will continue to increase in 2016 as we incur additional costs to support the expanding operations.

Other income (expense)

Other income (expense) was $0.2 million and $(2.8) million for the years ended December 31, 2015 and 2014, respectively. The change was primarily due to a decrease in expense related to the re-measurement of the preferred stock warrant liability of $2.6 million, and a decrease in interest expense of $0.3 million due to the Hercules loan being repaid in full in April 2014.

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

Research and development expenses were $29.5 million and $11.6 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, direct research and development expenses increased by $6.9 million compared to the prior year as a result of the initiation of the clinical trials related to DCR-MYC and an increase in research activities related to DCR-PH1, of which $3.0 million related to license fees paid to Arbutus for the LNP delivery of DCR-PH1. For the year ended December 31, 2014, platform-related expenses increased by $6.5 million compared to the prior year primarily due to increased expenses related to discovery and early development of future programs, along with an increase in non-employee stock-based compensation of $1.7 million. Employee-related expenses increased by $4.8 million for the year ended December 31, 2014 compared to the prior year primarily due to additional hiring during the period, along with an increase in stock-based compensation of $2.4 million. Facilities, depreciation and other expenses have decreased by $0.3 million for the year ended December 31, 2014 due to a reduction in occupancy costs. We expect our research and development expenses to continue to increase in the future as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $15.6 million and $5.8 million for the years ended December 31, 2014 and 2013, respectively. The increase of $9.8 million, or 169 percent, was primarily due to an increase in payroll-related expenses of $3.6 million, which includes an increase in stock-based compensation of $2.6 million, an increase in professional fees of $2.9 million and an increase in non-employee stock-based compensation of $1.1 million. The remaining increase in general and administrative expenses during 2014 was primarily due to the transition and increased costs associated with operating as a public company. We expect that general and administrative expenses will continue to increase in the future as we expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and filing fees, directors’ and officers’ liability insurance premiums and fees associated with investor relations.

Other expense

Other expense was $2.8 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively. The increase of $1.7 million, or 149 percent, was primarily due to the re-measurement of the preferred stock warrant liability of $2.7 million, which was partially offset by a decrease in interest and other expenses of $1.0 million. The decrease in interest expense was due to the Hercules loan being repaid in full in April 2014.

Liquidity and Capital Resources

Since our inception and through December 31, 2015, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the NIH covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of December 31, 2015, we had cash and cash equivalents and held-to-maturity investments of $94.6 million and $1.1 million in assets held in restriction.

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

We granted to Hercules a security interest in certain of our assets. In connection with the loan and security agreement, as amended, we issued to Hercules warrants to purchase 21,000 shares of Series A preferred stock and 26,400 shares of Series B preferred stock, respectively, each at an exercise price of $25.00 per share. The warrants became exercisable to purchase our common stock immediately prior to the closing of our initial public offering. On February 11, 2014, Hercules net exercised these warrants in exchange for a total of 12,702 shares of our common stock. On April 7, 2014, we repaid the remaining amount of the Hercules loan in full for a total payment of $3.6 million.

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

Cash flows

As of December 31, 2015, we had $94.6 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in assets held in restriction.

The following table shows a summary of our cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	FOR THE YEARS ENDED DECEMBER 31,
	2015	2014	2013
Net cash used in operating activities	$(48,799)	$(34,764)	$(10,944)
Net cash provided by (used in) investing activities	33,001	(75,761)	(413)
Net cash provided by financing activities	45,789	89,997	54,282

Increase (decrease) in cash and cash equivalents	$29,991	$(20,528)	$42,925

Operating activities

Net cash used in operating activities for years ended December 31, 2015 and 2014 was $48.8 million and $34.8 million, respectively. The increase in cash used in operating activities of $14.0 million was due primarily to an increase in our net loss of $14.9 million, partially offset by non-cash items and changes in working capital totaling $0.9 million, including non-cash items of $2.7 million in 2014 for the loss on extinguishment of debt and the increase in the fair value of preferred stock warrant, which did not occur in 2015.

Net cash used in operating activities was $34.8 million and $10.9 million for the years ended December 31, 2014 and 2013, respectively. The increase in cash used in operating activities of $23.8 million was due primarily to an increase in our net loss of $29.4 million, partially offset by non-cash items and changes in working capital totaling $5.6 million, including a payment of $5.0 million received in 2013 under a license agreement related to an option exercise fee and preclinical payments earned in December 2012.

Investing activities

Net cash provided by investing activities for the year ended December 31, 2015 was $33.0 million compared to net cash used in investing activities of $75.8 million in the year ended December 31, 2014. The increase in net cash provided by investing activities for 2015, compared to 2014, relates to an increase in maturities of held-to-maturity investments, a decrease in purchases of held-to-maturity investments, a decrease in purchases of property and equipment, and a decrease in assets held in restriction.

Net cash used in investing activities for the years ended December 31, 2014 and 2013 was $75.8 million and $0.4 million, respectively. Net cash used in investing activities for the periods presented relates to net purchases of held-to-maturity investments, purchases of property and equipment, primarily laboratory equipment, and an increase in assets held in restriction.

Financing activities

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $45.8 million and $90.0 million, respectively. In 2015, net proceeds from our follow-on offering was $45.4 million and proceeds from other issuance of common stock was $0.4 million. In 2014, net proceeds from our initial public offering was $94.1 million and proceeds from other issuance of common stock was $0.9 million, partially offset by the repayment of principal payments related to the Hercules loan for $5.0 million.

Net cash provided by financing activities for the years ended December 31, 2014 and 2013 was $90.0 million and $54.3 million, respectively. In 2014, net proceeds from our initial public offering was $94.1 million and proceeds from other issuance of common stock was $0.9 million, partially offset by the repayment of principal payments related to the Hercules loan for $5.0 million. In 2013, we had net proceeds of $56.8 million from the issuance of redeemable convertible preferred stock and net proceeds of $3.0 million from a bridge loan financing, which were offset by $4.1 million of repayments on long-term debt, and $1.4 million of deferred issuance payments.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs, including the costs to defend the Alnylam trade secret misappropriation claim against us. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated development activities. However, we continue to believe that our cash and cash equivalents as of December 31, 2015 excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of December 31, 2015 (in thousands).

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$8,006	$1,536	$3,211	$3,259	$—

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $0.1 million per month.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2015, we had cash and cash equivalents and held-to-maturity investments of $94.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

Item 8.	Financial Statements and Supplementary Data

DICERNA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	98
Consolidated Balance Sheets as of December 31, 2015, and December 31, 2014	99
Consolidated Statements of Operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	100
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	101
Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013	102
Notes to Consolidated Financial Statements	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dicerna Pharmaceuticals, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Dicerna Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dicerna Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2016

DICERNA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share data and par value)

	DECEMBER 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56,058	$26,067
Held-to-maturity investments	38,551	70,055
Prepaid expenses and other current assets	1,532	1,194

Total current assets	96,141	97,316
NONCURRENT ASSETS:
Property and equipment—net	2,684	2,165
Held-to-maturity investments	—	2,501
Assets held in restriction	1,116	1,380
Other noncurrent assets	82	243

Total noncurrent assets	3,882	6,289

TOTAL ASSETS	$100,023	$103,605

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,621	$1,237
Accrued expenses and other current liabilities	6,376	3,845
Deferred rent	4	77

Total current liabilities	9,001	5,159
NONCURRENT LIABILITIES:
Security deposit	—	106

Total noncurrent liabilities	—	106

TOTAL LIABILITIES	9,001	5,265

COMMITMENTS AND CONTINGENCIES (Note 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized; 20,594,575 and 17,786,867 shares issued and outstanding at December 31, 2015 and 2014, respectively	2	3
Additional paid-in capital	287,263	231,741
Accumulated deficit	(196,243)	(133,404)

Total stockholders’ equity	91,022	98,340

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,023	$103,605

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except share data and per share data)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Revenues	$184	$—	$—
Operating expenses:
Research and development	43,971	29,453	11,558
General and administrative	19,240	15,648	5,820

Total operating expenses	63,211	45,101	17,378

Loss from operations	(63,027)	(45,101)	(17,378)

Other income (expense):
Preferred stock warrant liability re-measurement	—	(2,559)	126
Loss on extinguishment of debt	—	(143)	(318)
Interest income	188	63	4
Interest expense	—	(199)	(952)

Total other income (expense)	188	(2,838)	(1,140)

Net loss	$(62,839)	$(47,939)	$(18,518)
Less: Accretion and dividends on redeemable convertible preferred stock	—	204	2,388

Net loss attributable to common stockholders	$(62,839)	$(48,143)	$(20,906)

Net loss per share attributable to common stockholders—basic and diluted	$(3.09)	$(3.00)	$(709.57)
Weighted average shares outstanding—basic and diluted	20,320,628	16,070,054	29,463

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data and par value)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE—January 1, 2013	855,996	29,728	1,162,021	34,520	—	—	27,853	1	—	(64,720)	(64,719)
Issuance of Series C preferred stock, net of issuance costs of $220	—	—	—	—	8,142,891	56,780	—	—	—	—	—
Issuance of Series C preferred stock, in satisfaction of bridge loan	—	—	—	—	428,526	3,000	—	—	—	—	—
Accretion of preferred stock issuance costs	—	47	—	58	—	16	—	—	(121)	—	(121)
Accrued dividends	—	962	—	1,305	—	—	—	—	(40)	(2,227)	(2,267)
Deemed contribution of preferred stockholders	—	(9,337)	—	(6,833)	—	—	—	—	16,170	—	16,170
Vesting of restricted common stock	—	—	—	—	—	—	15	—	—	—	—
Repurchase of unvested restricted common stock	—	—	—	—	—	—	—	—	(5)	—	(5)
Stock-based compensation	—	—	—	—	—	—	—	—	495	—	495
Exercise of common stock options	—	—	—	—	—	—	10,358	—	46	—	46
Net loss	—	—	—	—	—	—	—	—	—	(18,518)	(18,518)

BALANCE—December 31, 2013	855,996	21,400	1,162,021	29,050	8,571,417	59,796	38,226	1	16,545	(85,465)	(68,919)
Issuance of Common Stock from initial public offering, net of underwriting fees and issuance costs of $10,751	—	—	—	—	—	—	6,900,000	1	92,749	—	92,750
Net exercise of common stock warrant	—	—	—	—	—	—	12,702	—	—	—	—
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—	—	—	3,088	—	3,088
Accretion of preferred stock issuance costs	—	—	—	—	—	204	—	—	(204)	—	(204)
Conversion of preferred stock to common stock	(855,996)	(21,400)	(1,162,021)	(29,050)	(8,571,417)	(60,000)	10,589,434	1	110,451	—	110,452
Vesting of restricted common stock	—	—	—	—	—	—	4,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	8,237	—	8,237
Exercise of common stock options	—	—	—	—	—	—	239,853	—	824	—	824
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	2,652	—	51	—	51
Net loss	—	—	—	—	—	—	—	—	—	(47,939)	(47,939)

BALANCE—December 31, 2014	—	$—	—	$—	—	$—	17,786,867	$3	$231,741	$(133,404)	$98,340
Issuance of Common Stock from public offering, net of underwriting fees and issuance costs of $445	—	—	—	—	—	—	2,750,000	—	45,438	—	45,438
Vesting of restricted common stock	—	—	—	—	—	—	6,388	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	9,732	—	9,732
Exercise of common stock options	—	—	—	—	—	—	29,506	—	149	—	149
Settlement of restricted stock for tax withholding	—	—	—	—	—	—	—	(1)	(75)	—	(76)
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	21,814	—	278	—	278
Net loss	—	—	—	—	—	—	—	—	—	(62,839)	(62,839)

BALANCE—December 31, 2015	—	$—	—	$—	—	$—	20,594,575	$2	$287,263	$(196,243)	$91,022

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(62,839)	$(47,939)	$(18,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	727	848	740
Net amortization of premium/discount on investments	134	—	—
Stock-based compensation	9,732	8,237	495
Loss on extinguishment of debt	—	143	318
Increase (Decrease) in fair value of preferred stock warrant	—	2,559	(126)
Changes in operating assets and liabilities:
Research and license receivable	—	—	5,018
Prepaid expenses and other assets	(177)	(1,171)	57
Accounts payable	1,384	(97)	116
Accrued expenses and other liabilities	2,313	2,684	1,016
Deferred rent	(73)	(28)	(60)

Net cash used in operating activities	(48,799)	(34,764)	(10,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in assets held in restriction	264	(1,116)	—
Purchases of property and equipment	(1,134)	(2,013)	(413)
Maturities of held-to-maturity investments	70,000	9,995	—
Purchases of held-to-maturity investments	(36,129)	(82,627)	—

Net cash provided by (used in) investing activities	33,001	(75,761)	(413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercise and issuances under Employee Stock Purchase Plan	427	875	46
Proceeds from public offering of common stock, net of costs	45,438	94,148	—
Repurchase of restricted common stock	—	—	(5)
Settlement of restricted stock for tax withholding	(76)	—	—
Payments of deferred issuance costs	—	—	(1,399)
Proceeds from issuance of redeemable convertible preferred stock	—	—	57,000
Redeemable preferred stock issuance costs	—	—	(220)
Proceeds from bridge loan financing	—	—	3,000
Repayments of long-term debt principal	—	(5,026)	(4,140)

Net cash provided by financing activities	45,789	89,997	54,282

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,991	(20,528)	42,925
CASH AND CASH EQUIVALENTS—Beginning of year	26,067	46,595	3,670

CASH AND CASH EQUIVALENTS—End of year	$56,058	$26,067	$46,595

NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accrued expenses	$112	$—	$—

NONCASH FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$204	$2,388

Deemed contribution of preferred stockholders	$—	$—	$16,170

Conversion of bridge loan financing	$—	$—	$3,000

Tenant allowances	$—	$—	$104

SUPPLEMENTAL CASH FLOW INFORMATION:
Warrant conversion to common stock	$—	$3,088	$—

Cash paid for interest	$—	$194	$771

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

The Company’s ability to fund its planned preclinical and clinical operations, including completion of its clinical trials, is expected to depend on the amount and timing of cash receipts under any future collaborations, financing transactions, its existing collaboration agreement, as well as any product sales.

In February 2014, the Company completed the sale of 6,900,000 shares of common stock in an initial public offering of its common stock (the IPO) at a price to the public of $15.00 per share, resulting in net proceeds to the Company of $92.7 million after deducting underwriting discounts and commissions of approximately $7.2 million and offering expenses paid by the Company of approximately $3.5 million. In connection with the close of the IPO, all of the outstanding shares of Series A mandatorily redeemable, convertible preferred stock (Series A preferred stock), Series B mandatorily redeemable, convertible preferred stock (Series B preferred stock) and Series C mandatorily redeemable, convertible preferred stock (Series C preferred stock) were converted into shares of common stock on a one-for-one basis immediately prior to the closing of the IPO.

In May 2015, the Company completed the sale of 2,750,000 shares of common stock in a public offering of its common stock at a price to the public of $17.75 per share, resulting in proceeds to the Company of $45.4 million after deducting underwriting discounts and commissions of approximately $2.9 million and offering costs incurred by the Company of approximately $0.4 million.

2. Summary of Significant Accounting Policies

Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared under accounting principles generally accepted in the United States of America, or GAAP, and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Significant judgments and estimates

The preparation of these financial statements is in conformity with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to accrued expenses, revenue recognition, deferred revenue and stock-based compensation. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.

Cash equivalents

Cash equivalents include all highly liquid investments maturing within 90 days from the date of purchase. Cash equivalents consist of money market funds as of December 31, 2015 and 2014 and are valued at cost, plus accrued interest, which approximates fair value.

Held-to-Maturity Investments

The Company accounts for its investments in marketable securities in accordance with FASB ASC 320, Investments—Debt and Equity Securities. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. At December 31, 2015 and 2014, all of the Company’s investments are classified as held-to-maturity.

Assets held in restriction

As of December 31, 2015, assets held in restriction was comprised of a money market collateral account that is restricted and secures the Company’s outstanding letter of credit of $1.1 million for the operating lease for office and laboratory space. The letter of credit is required to be maintained throughout the term of the Company’s lease which expires on December 1, 2020. As of December 31, 2014, assets held in restriction were comprised of a money market collateral account that is restricted and two certificates of deposit that mature annually, and secure the Company’s outstanding letters of credit of $1.1 million and $0.3 million for the operating leases for office and laboratory space, respectively. The letters of credit are required to be maintained throughout the term of the Company’s leases which expire on December 1, 2020 and April 9, 2015, as amended, respectively.

Concentrations of credit risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, assets held in restriction and held-to-maturity investments. All of the Company’s cash and cash equivalents, assets held in restriction and held-to-maturity investments are invested in money market funds or U.S. Treasury or agency securities that management believes to be of high credit quality. During 2015, one counterparty accounted for all of the Company’s revenue.

Deferred stock issuance costs

Deferred stock issuance costs, which consisted of direct incremental legal and professional accounting fees relating to the Company’s IPO, totaling $1.8 million, were initially capitalized in 2013 and subsequently offset against IPO proceeds in 2014, when the offering was completed. No amounts were deferred as of December 31, 2015 and 2014.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value of the related asset. For the years ended December 31, 2015, 2014 and 2013, no impairments have been recorded.

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

When the Company determines that an arrangement should be accounted for as a single unit of accounting, it must determine the period over which the performance obligations will be performed and revenue will be recognized. The Company’s revenue to date results from a research collaboration and license agreement entered into in December 2009 and an NIH grant awarded in 2015. Non-refundable up-front license fees under the agreement were initially recorded as deferred revenue upon receipt and are being recognized as revenue over the Company’s performance period as defined in the agreement. Research and development service revenue is recognized over the research term as the research and development services are provided. The cost of such services is reflected in research and development costs in the period in which it is incurred.

Royalty payments are recognized as revenue based on contract terms and reported sales of licensed products, when reported sales are reliably measurable and collectability is reasonably assured.

Grant revenue is recognized in the period during which the related grant research and activities are incurred, provided that the conditions under which the grant was provided have been met and the Company only has perfunctory obligations outstanding. Any amounts received in advance of revenue recognition are classified as deferred revenue in the consolidated balance sheets. Costs associated with grants are included in research and development expenses in the consolidated statements of operations.

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

Preferred stock warrant liability

Freestanding warrants related to shares that are redeemable, contingently redeemable, or for purchases of preferred stock that are not indexed to the Company’s own stock are classified as a liability on the Company’s balance sheet. The preferred stock warrants were recorded at fair value, estimated using the Black-Scholes option-pricing model for the year ended December 31, 2013 and until the conversion date of February 4, 2014, and marked to market at each balance sheet date with changes in the fair value of the liability recorded in the statements of operations. After the closing of the IPO, the preferred stock warrants were no longer classified as a liability subject to re-measurement as the preferred stock warrants became warrants to purchase shares of common stock. There were no preferred stock warrants outstanding as of December 31, 2015 and 2014.

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

Redeemable convertible preferred stock

The Company initially records preferred stock that may be redeemed at the option of the holder or based on the occurrence of events not under the Company’s control outside of stockholders’ equity at the value of the proceeds received or fair value, if lower, net of issuance costs. Subsequently, if it is probable that the preferred stock will become redeemable, the Company adjusts the carrying value to the redemption value over the period from the issuance date to the earliest possible redemption date using the effective interest method. If it is not probable that the preferred stock will become redeemable, the Company does not adjust the carrying value. In the absence of retained earnings these accretion charges are recorded against additional paid-in-capital, if any, and then to accumulated deficit.

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

Stock-based compensation

The Company accounts for stock options granted as share-based awards at fair value, which is measured using the Black-Scholes option pricing model. The fair value measurement date for employee awards is the date of grant. The fair value measurement date for nonemployee awards is generally the date the performance of services is completed. Share-based compensation costs are recognized as expense over the requisite service period, which is generally the vesting period, on a straight-line basis for all time-vested awards.

For performance-based stock awards, compensation costs are recorded when the Company determines that the achievement of such performance conditions is deemed probable. This determination requires significant judgment by management. At the probable date, the Company records a cumulative expense catch-up, with the remaining compensation cost being amortized over the remaining vesting period.

The Company accounts for restricted stock awards granted to employees at fair value, which is measured based upon the quoted closing market price per share on the date of grant, adjusted for assumed forfeitures. The compensation costs are recognized over the vesting period, commencing when the Company determines that it is probable that the awards will vest.

Share-based awards to non-employees are re-measured at each reporting date and compensation costs are recognized as services are rendered, generally on a straight-line basis. The Company believes that the fair value of these awards is more reliably measurable than the fair value of the services rendered.

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

Through December 31, 2015, the Company had not experienced any losses related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not expect material claims related to this indemnification obligation, and consequently, concluded that the fair value of this obligation is negligible and no related liabilities were established.

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

Recent Accounting Pronouncements

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting. The guidance also eliminates the current real estate-specific provisions for all entities. For calendar-year public entities, the guidance becomes effective in 2019 and interim periods within that year. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (Topic 740). ASU 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a prospective basis, and it did not have an effect on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was originally pronounced to become effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On July 9, 2015, the FASB decided to defer the effective date of the ASU by one year. As a result, the Company will be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect, if any, the adoption of this guidance will have on its consolidated financial statements through December 31, 2015 as the Company has yet to record revenue from contracts with customers.

3. Net Loss Per Share Attributable to Common Stockholders

The following table summarizes the computation of basic and diluted net loss per share attributable to common stockholders of the Company (in thousands, except share and per share data):

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Net loss	$(62,839)	$(47,939)	$(18,518)
Accretion of preferred stock issuance costs to redemption value	—	(204)	(121)
Accrued dividends on preferred stock	—	—	(2,267)

Net loss attributable to common stockholders—basic and diluted	$(62,839)	$(48,143)	$(20,906)

Weighted-average number of common shares—basic and diluted	20,320,628	16,070,054	29,463
Net loss per share attributable to common stockholders—basic and diluted	$(3.09)	$(3.00)	$(709.57)

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because such securities had an anti-dilutive impact since the Company has a net loss attributable to common stockholders:

	AS OF DECEMBER 31,
	2015	2014	2013
Options to purchase common stock	4,297,300	2,764,144	403,959
Warrants to purchase common stock	87,901	80,722	2,198
Warrants to purchase redeemable convertible preferred stock	—	12,763	91,543
Redeemable convertible preferred stock	—	1,015,426	5,634,458
Unvested restricted stock	68,656	92,932	7

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

The following tables provide information relating to held-to-maturity investments:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2015:
Held-to-maturity investments
U.S. Government treasury	$38,551	$—	$(47)	$38,504

Total held-to-maturity investments	$38,551	$—	$(47)	$38,504

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2014:
Held-to-maturity investments
U.S. Government treasury and agency securities	$72,556	$2	$(26)	$72,532

Total held-to-maturity investments	$72,556	$2	$(26)	$72,532

The amortized cost and fair value of held-to-maturity investments by contractual maturities at December 31, 2015, are as follows:

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$38,551	$38,504

Total	$38,551	$38,504

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	AS OF DECEMBER 31,
	2015	2014
Prepaid expenses	$1,479	$1,115
Interest receivable and other current assets	53	79

Prepaid expenses and other current assets	$1,532	$1,194

6. Property and Equipment, Net

Property and equipment, net consists of the following:

	AS OF DECEMBER 31,
	2015	2014
Office and computer equipment	$705	$503
Laboratory equipment	4,161	3,209
Leasehold improvements	257	887
Furniture and fixtures	477	624

Property and equipment—at cost	5,600	5,223
Less accumulated depreciation	(2,916)	(3,058)

Property and equipment—net	$2,684	$2,165

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $0.7 million, $0.7 million and, $0.5 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consists of the following:

	AS OF DECEMBER 31,
	2015	2014
Other accrued expenses	$4,284	$2,362
Accrued compensation and benefits	2,092	1,483

Accrued expenses and other current liabilities	$6,376	$3,845

8. Long-term Debt

On March 26, 2009, as amended in June 2011, the Company entered into a loan and security agreement with an independent finance company, Hercules Technology II, LP (Hercules), for up to $7.0 million. The Hercules loan, which has since been repaid, was collateralized by a security interest in all tangible assets. The applicable annual interest rate was 10.15% from December 31, 2013 through April 7, 2014, the date the Company repaid the remaining amount of the Hercules loan in full for a total amount of $3.6 million.

In connection with the Hercules loan, the Company issued warrants to Hercules for the purchase of an aggregate of 21,000 shares of the Series A preferred stock and 26,400 shares of the Series B preferred stock each at an exercise price of $25.00 per share. Immediately prior to the closing of the IPO on February 4, 2014, all of the outstanding shares of the Series A, Series B and Series C preferred stock were automatically converted into shares of common stock on a one-for-one basis. The fair value of the warrants was classified as a liability in the accompanying consolidated balance sheet as of December 31, 2013. After the conversion of Series A and Series B preferred stock, the fair value of the warrants was reclassified as a part of stockholders’ equity. The re-measurement of the liability continued until the date of the closing of the IPO. The fair value of the outstanding Hercules warrants as of the IPO closing date was $0.8 million and was determined using the Black-Scholes option-pricing model with the following assumptions:

FEBRUARY 4, 2014
Stock price	$32.66
Expected option term (in years)	3.0
Expected volatility	62%
Risk-free interest rate	0.7%
Expected dividend yield	0.0%

On February 11, 2014, Hercules net exercised the warrants in exchange for a total of 12,702 shares of common stock. There were no Series A and Series B warrants outstanding at December 31, 2015 and 2014.

The adjustment to this preferred stock warrant liability related to the Hercules warrants was recorded in other income (expense) and amounted to $0, $(0.7) million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

9. Bridge Loan Financing

On June 26, 2013, the Company issued convertible notes and warrants for the purchase of preferred stock in the next qualified financing to then existing preferred and common stockholders for approximately $3.0 million (bridge loan financing). The notes were due to mature on June 26, 2018, unless previously converted or repaid. In the event the Company were to obtain financing through the issuance of equity securities, including an IPO, prior to the maturity date, the notes would automatically convert into shares of the equity issued in such a qualified financing and at the lowest price per share of the equity securities issued and sold in that financing. If a liquidation event were to occur prior to June 26, 2018, the notes could be converted at the option of the holder for an amount equal to two times the outstanding principal balance of the notes in cash or the issuance of Series B preferred stock equal to the outstanding principal balance of the notes divided by 0.9. The notes had an interest rate of 7% per year, payable at the earlier of the notes’ conversion or maturity.

The purpose of this bridge loan financing was to provide operating cash to the Company until it completed the issuance of the Series C in July 2013, at which time the notes were converted into 428,526 shares of Series C preferred shares at $7.00 per share and the related accrued interest of $20 became payable.

In connection with the issuance of the bridge loan financing, the Company issued warrants for the purchase of an aggregate of 85,703 shares of the Company’s preferred stock in the next qualified financing at an exercise price of $7.00 per share. The warrants are immediately exercisable and expire 5 years from the date of issuance. The Company estimated the fair value of the warrants at the date of issuance to be $0.3 million. The fair value of the warrants was recorded as a discount to the convertible notes upon issuance, and was initially classified as a liability in the accompanying consolidated balance sheets. The issuance date fair value was determined using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rate of approximately 1.2%, expected life of 5 years, volatility of 64%, and no expected dividends. After the conversion of Series C preferred stock, the fair value of the warrants related to Series C preferred stock outstanding immediately prior to the closing of the IPO was reclassified as a part of stockholders’ equity (deficit). The re-measurement of the Series C preferred stock warrant liability continued until the closing date of the IPO.

The estimated fair value of the outstanding Series C warrants at the IPO closing date and December 31, 2013 was $2.3 million and $0.4 million, respectively. The estimated fair values were determined using the Black-Scholes option-pricing model with the following assumptions:

	FEBRUARY 4, 2014	DECEMBER 31, 2013
Stock price	$32.66	$8.84
Expected option term (in years)	4.4	4.5
Expected volatility	65%	64%
Risk-free interest rate	1.5%	1.3%
Expected dividend yield	0.0%	0.0%

There were no Series C warrants outstanding at December 31, 2015 and 2014. As of the closing of the IPO on February 4, 2014, the conversion of Series C preferred stock into common stock triggered the conversion all Series C warrants into common share warrants. As of December 31, 2015 and 2014 there were 85,703 common share warrants outstanding.

The adjustment to this preferred stock warrant liability was recorded in other income (expense) and for the years ended December 31, 2015, 2014, and 2013 amounted to $0, $(1.9) million and $(0.1) million, respectively.

The bridge loan discount was amortized to interest expense using the effective interest method over the loan repayment term, and the unamortized discount of $0.3 million was reflected as a loss on extinguishment of the bridge loan in the accompanying statement of operations, when the notes were converted to Series C in July 2013.

10. Revenue

NIH Grants – In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded the Company a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the year ended December 31, 2015, the Company recognized $0.2 million of revenue associated with the NIH grant award.

Collaboration and License Agreements – In December 2009, the Company entered into a research collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) for the research, development and commercialization of drug delivery systems and DsiRNA pharmaceuticals for therapeutic targets primarily in oncology. The Company granted KHK an exclusive, worldwide, royalty-bearing and sub-licensable license to the DsiRNA and drug delivery technologies and intellectual property for certain selected DsiRNA-based compounds. Under the agreement, KHK is responsible for activities to develop, manufacture and commercialize the selected DsiRNA-based compounds and pharmaceutical products containing such compounds.

Since the initiation of the research collaboration and license agreement two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both target programs utilize the Company’s specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery system proprietary to KHK.

The Company is entitled to receive up to $110.0 million in regulatory, clinical and commercialization milestone payments, and royalties on net sales of each product candidate under the KHK agreement. Since contract inception, the Company has received payments totaling $17.5 million.

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

11. Redeemable Convertible Preferred Stock

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

After the conversion of Series C preferred stock, the fair value of the warrants related to Series C preferred stock outstanding immediately prior to the closing of the IPO was reclassified as a part of stockholders’ equity. The re-measurement of the Series C preferred stock warrant liability continued until the closing date of the IPO. The fair value of the Series C preferred stock warrants as of the IPO closing date was $2.3 million and was determined using the Black-Scholes option-pricing model with the following assumptions:

FEBRUARY 4, 2014
Stock price	$32.66
Expected option term (in years)	4.39
Expected volatility	65%
Risk-free interest rate	1.52%
Expected dividend yield	0.00%

The adjustment to the Series C preferred stock warrant liability was recorded in other income (expense) and amounted to $0 and ($1.9) million for the years ended December 31, 2015 and 2014, respectively.

12. Common Stock and Stock Option Plan

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

Stock option plan

On July 1, 2007, the Board of Directors approved the 2007 Employee, Director, and Consultant Stock Plan, which provides for the grant of qualified incentive stock options, nonqualified stock options, and restricted stock to employees, directors, and non-employees. On May 5, 2010, the Board of Directors approved the Fourth Amended and Restated 2007 Employee, Director, and Consultant Stock Plan (the “2007 Plan”), which authorizes further issuances of up to 30,254 shares of the Company’s common stock. On October 14, 2010, the Board of Directors approved the retirement of the 2007 Plan and adopted the 2010 Employee Director and Consultant Equity Incentive Plan (the “2010 Plan”). The 2010 Plan, as adopted, authorizes further issuances of up to 45,214 shares of the Company’s common stock. On February 9, 2012, the Board of Directors approved an amendment to the 2010 Plan to increase the number of shares authorized for purchase by 4,800 shares, thereby providing for the purchase of up to 49,014 shares of the Company’s common stock. On July 30, 2013, the Board of Directors approved an amendment to the 2010 Plan to increase the number of shares authorized for purchase by 1,715,851 shares, thereby providing for the purchase of up to 1,764,865 shares of the Company’s common stock. The stock options generally vest 25% after 12 months, followed by ratable vesting over 36 months and expire 10 years from the grant date. On January 14, 2014, the Board of Directors approved the retirement of the 2010 Plan and adopted the 2014 Performance Incentive Plan (the “2014 Plan”). The 2014 Plan, as adopted, authorizes the issuances of up to 1,900,000 shares of the Company’s common stock, with an additional 4% of the total outstanding common shares becoming available at each year ending December 31. In June 2015, the 2014 plan was amended to increase the replenishment percentage from 4% to 5% of outstanding common shares annually and to allow the reissuance thereunder of awards and grants that expire or are canceled, terminated, forfeited or fail to vest under the 2007 Plan and the 2010 Plan. The stock options for new hires generally vest 25% after 12 months, followed by ratable vesting over 36 months and expire 10 years from the grant date.

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

The assumptions used in the Black-Scholes option-pricing model for stock options granted during the years ended December 31, 2015, 2014 and 2013 are as follows:

	DECEMBER 31,
	2015	2014	2013
Expected option term (in years)	5.5 – 6.3	5.5 – 6.3	6.0
Expected volatility	67% – 71%	64% – 65%	64% – 69%
Risk-free interest rate	1.5% – 1.9%	1.7% – 2.0%	1.2% – 1.9%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $9.67, $9.62, and $2.52 per share, respectively. As of December 31, 2015, there was $18.6 million of unrecognized compensation cost related to unvested employee stock options which are expected to be recognized over a weighted-average period of approximately 3 years. The intrinsic value of stock options exercised was $0.4 million, $3.2 million and $0 for the years ended December 31, 2015, 2014 and 2013, respectively. Cash received from stock option exercises for the year ended December 31, 2015 was $0.1 million.

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

A summary of stock option activity for employee and non-employee awards under the Plan are presented below:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)
OUTSTANDING—January 1, 2015	3,604,713	$11.28	9.1
Granted	1,160,626	15.39
Exercised	(29,506)	4.98
Forfeited/Canceled	(336,408)	13.46

OUTSTANDING—December 31, 2015	4,399,425	12.24	8.1

EXERCISABLE—December 31, 2015	2,058,772	11.05	7.5
Vested and expected to vest as of December 31, 2015	4,281,737	$12.22	8.1

Under the Company’s 2014 stock option plans, the Company has reserved 429,821 shares of common stock for future issuance at December 31, 2015.

Stock options granted to non-employees

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to non-employees with an initial fair value of $0.3 million. These options vest ratably over forty-eight months from the initial vesting date of July 30, 2013. Based on the terms of the non-employee stock option agreements, the Company recorded stock-based compensation expense of $0.2 million, $1.9 million and $0 during the years ended December 31, 2015, 2014 and 2013, respectively. The assumptions used to estimate fair value were as follows:

	DECEMBER 31,
	2015	2014	2013
Stock price	$8.21 – $24.43	$9.37 – $41.12	$7.42
Expected option term (in years)	4.37 – 5.29	0.25 – 6.86	7.0
Expected volatility	66% – 73%	56% – 68%	66%
Risk-free interest rate	1.2% – 1.6%	0.1% – 2.3%	2.8%
Expected dividend yield	0.0%	0.0%	0.0%

As of December 31, 2015, there were 26,250 unvested stock options held by non-employees. The remaining unrecognized compensation cost related to unvested non-employee stock options is dependent on the valuation inputs used on each re-measurement date and will be recognized over a weighted-average period of thirty months.

Restricted common stock

During 2014, the Company issued a total of 44,000 shares of the Company’s restricted common stock, of which 4,000 were fully-vested at grant date. The fair value of these shares were $0.7 million at the grant date.

As of December 31, 2015 and 2014 the unrecognized compensation cost related to restricted common stock was $0.4 million and $0.5 million, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2015, 2014 and 2013 (measured on the date of vesting) was $0.2 million, $0.1 million and $0.

A summary of the Company’s restricted common stock is presented below:

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested—January 1, 2014	—	$—
Issued	44,000	16.30
Vested	(4,000)	14.34

Nonvested—December 31, 2014	40,000	16.30
Issued	—	—
Vested	(10,000)	16.30

Nonvested—December 31, 2015	30,000	$16.30

Stock-based compensation expense is classified in the statements of operations as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Research and development	$4,202	$4,183	$124
General and administrative	5,530	4,054	371

Total	$9,732	$8,237	$495

13. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumption the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs, such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis as of December 31, 2015 and 2014 are presented below:

Description	At December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market fund	$45,557	$45,557	$—	$—
Held-to-maturity investments
U.S. treasury securities	38,504	—	38,504	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$85,177	$45,557	$39,620	$—

Description	At December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Cash equivalents
Money market fund	$20,425	$20,425	$—	$—
Held-to-maturity investments
U.S. treasury securities and government agency bonds	72,532	—	72,532	—
Assets held in restriction
Money market fund and certificate of deposit	1,380	—	1,380	—

Total	$94,337	$20,425	$73,912	$—

The Company’s cash equivalents, primarily money market accounts are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of December 31, 2015 and 2014, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of December 31, 2015 and 2014, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of December 31, 2015 and 2014, respectively.

For the years ended December 31, 2015 and 2014, there were no transfers between Level 1 and Level 2.

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

The fair value of the preferred stock warrant prior to the closing of the IPO was based significantly on the fair value of the preferred stock, which was developed using unobservable inputs, and was classified within Level 3. The following table provides a roll-forward of the Company’s liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

BALANCE—January 1, 2013	331
Issuance of preferred stock warrants	324
Change in fair value of warrant liability	(126)

BALANCE—December 31, 2013	529
Change in fair value of warrant liability	2,559
Transfers to Level 2	(3,088)

BALANCE—December 31, 2014	$—

There were no preferred stock warrants outstanding as of December 31, 2015 and 2014, respectively.

14. Income Taxes

The Company has no current and no deferred income tax expense for the year ended December 31, 2015, and $0.1 million of current and no deferred income tax expense for 2014. The Company did not record a federal income tax provision or benefit for the year ended December 31, 2015 and 2014, respectively.

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014	2013
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Impact of foreign rate differential	(12.6)	—	—
Change in valuation allowance	(24.4)	(32.0)	(35.4)
Research and development tax credit	0.9	0.8	2.5
Stock-based compensation	(0.9)	(2.6)	(1.3)
Other	3.0	(0.2)	0.2

Total	0.0%	0.0%	0.0%

The components of the deferred tax assets are as follows:

	As of December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$37,017	$41,846
Capitalized research and development costs	2,431	2,646
Research and development credit carryforwards	3,510	2,360
Stock compensation	5,369	2,479
Depreciation and other costs	(74)	372

Net deferred tax assets	48,253	49,703
Valuation allowance	(48,253)	(49,703)

Net deferred tax assets	$—	$—

Management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its net deferred tax assets and determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has a valuation allowance at December 31, 2015 and 2014. The valuation allowance increased in 2014 and decreased in 2015 by $18.7 million and $1.4 million, primarily due to the increase in the Company’s net operating loss carryforwards, capitalized costs and stock compensation for 2014 and a decrease in 2015 as a result of prior year losses utilized to offset an intercompany gain. As of December 31, 2015, the Company has approximately $92.5 million of federal and $77.6 million of state net operating loss carryforwards, and $2.1 million of federal and $1.4 million of Massachusetts tax credits that expire starting in 2028.

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

As of December 31, 2015, the Company had $1.4 million of unrecognized tax benefits, of which $1.4 million would affect income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2015 and 2014, the Company has not accrued any penalties or made provisions for interest.

A reconciliation of the gross unrecognized tax benefit is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Unrecognized tax benefits at the beginning of the period	$1,216	$865
Additions for current tax positions	421	220
Changes for previous tax positions	(207)	131

Unrecognized tax benefits at the end of the period	$1,430	$1,216

The Company files income tax returns in the United States and Commonwealth of Massachusetts. The tax years 2007 through 2015 remain open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company is not currently under examination by the Internal

Revenue Service or any other jurisdiction for these years. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

In December 2014, the Company licensed all of its non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary and, in December 2015, the Company licensed its U.S. intellectual property rights to the same wholly-owned subsidiary. For financial reporting purposes 2015 loss before provision for income taxes includes foreign losses of $23.0 million.

15. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9.5 million over a six-year lease term. Rent expense is recorded on the straight-line basis and, therefore, the Company had a deferred rent obligation in the amount of $4 and $10 as of December 31, 2015 and 2014, respectively. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1.1 million letter of credit, secured by a restricted money market account which was included in assets held in restriction at December 31, 2015 and 2014.

On April 9, 2015, the Company terminated its lease and sub-lease at 480 Arsenal Street in Watertown. The transactions did not have a material impact on the Company’s financial statements. The associated letter of credit was cancelled by the bank during the second quarter of 2015, and a $0.3 million certificate of deposit that secured the letter of credit was redeemed and transferred to cash and cash equivalents.

Rent expense was $1.7 million, $0.7 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Under the current lease agreement, future minimum payments payable are approximately as follows:

PERIOD ENDING DECEMBER 31	OPERATING LEASES
2016	$1,536
2017	1,582
2018	1,629
2019	1,678
2020	1,581

Total	$8,006

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5.0 million to $10.0 million upon the achievement of certain milestones, and royalties on future sales, if any. There were no sublicense and other fees accrued at December 31, 2015, and 2014. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon

90 days written notice to the Medical Center. The Company recorded research and development expense, related to the agreement with the Medical Center, of $0.1 million, $0.1 million and $0.5 million in 2015, 2014 and 2013, respectively.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $0.1 million to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sales revenue of any licensed product candidates sold by the Company. Research and development expense related to this agreement was $0, $0.1 million and $0.1 million in 2015, 2014 and 2013, respectively.

Arbutus Biopharma Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Arbutus to license Arbutus’ LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of December 31, 2015, the Company paid $3.0 million in cumulative license fees. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This new partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

16. Litigation

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint against the Company in the Superior Court of Middlesex County, Massachusetts. The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (Merck) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc. (Sirna), which was subsequently acquired by Alnylam. The complaint seeks among other things, unspecified damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets.

The Company believes that these allegations lack merit, has filed an answer denying all liability and intends to continue to vigorously defend all claims asserted. At this time, the Company has not recorded a liability in connection with these matters because it believes that any potential loss is neither probable nor reasonably estimable.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities outstanding as of December 31, 2015 and December 31, 2014.

17. Employee Benefit Plan

The Company has a 401(k) retirement plan in which substantially all employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. The Company made discretionary plan contributions of $0.4 million, $0.2 million and $0.1 million in 2015, 2014 and 2013, respectively.

18. Quarterly Financial Data (Unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL YEAR
2015
Revenue	$—	$184	$—	$—	$184
Net loss	(14,084)	(16,176)	(16,944)	(15,635)	(62,839)
Net loss attributable to common stockholders	(14,084)	(16,176)	(16,944)	(15,635)	(62,839)
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(0.86)	$(0.82)	$(0.76)	$(3.09)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL YEAR
2014
Revenue	$—	$—	$—	$—	$—
Net loss	(10,804)	(11,355)	(11,193)	(14,587)	(47,939)
Net loss attributable to common stockholders	(11,008)	(11,355)	(11,193)	(14,587)	(48,143)
Net loss per share attributable to common stockholders—basic and diluted	$(1.02)	$(0.64)	$(0.63)	$(0.82)	$(3.00)

Full year amounts may not sum due to rounding.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31,

2015 based on the guidelines established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of December 31, 2015, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2015, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item and not set forth below will be set forth in the definitive proxy statement for our 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Warrant to Purchase Common Stock.

4.3(3)	Form of Warrant to Purchase Preferred Stock.

4.4(3)	Amended and Restated Registration Rights Agreement dated as of July 30, 2013, by and among the Company and the investors named therein.

10.1(3)	2007 Employee, Director and Consultant Stock Plan, as amended (the 2007 Plan).++

10.2(3)	Form of Restricted Stock Agreement under the 2007 Plan.++

10.3(3)	Form of Incentive Stock Option Agreement under the 2007 Plan.++

10.4(3)	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.++

10.5(3)	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2010 Plan).++

10.6(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.++

10.7(3)	Form of Restricted Stock Agreement under the 2010 Plan.++

10.8(2)	2014 Employee Stock Purchase Plan.++

10.9(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.10(3)	Employment Agreement dated as of May 6, 2010, by and between the Company and Douglas M. Fambrough, III, Ph.D.++

10.11(3)	Employment Agreement dated as of May 1, 2008, by and between the Company and Bob D. Brown, Ph.D.++

10.12(3)	Employment Agreement dated as of December 5, 2011, by and between the Company and James B. Weissman.++

10.13(3)	Letter agreement dated as of June 2, 2009, by and between the Company and David M. Madden.++

10.14(3)	Letter agreement dated as of February 28, 2011, by and between the Company and Dennis H. Langer M.D., J.D.++

10.15(3)	Transition Agreement dated as of September 8, 2009, as amended by Amendment to Transition Agreement dated as of February 1, 2010 and Second Amendment to the Transition Agreement dated as of July 29, 2013, by and between the Company and James C. Jenson, Ph.D.++

10.16(4)	Employment agreement dated as of November 24, 2013, by and between the Company and James E. Dentzer.++

10.17(2)	Loan and Security Agreement dated as of March 25, 2009, as amended by Amendment No. 1 to Loan and Security Agreement dated as of May 28, 2010, and Second Amendment to Loan and Security Agreement dated as of June 28, 2011, by and between the Company and Hercules Technology II, L.P.

10.18(5)	Research Collaboration and License Agreement dated as of December 21, 2009, as amended by Amendment No. 1 to Research Collaboration and License Agreement dated as of December 2, 2010, by and between the Company and Kyowa Hakko Kirin Co., Ltd.†

10.19(2)	Exclusive License Agreement dated as of September 28, 2007, by and between the Company and City of Hope.†

10.20(2)	Commercial License Agreement dated as of September 2, 2013, by and between the Company and Plant Bioscience Limited.†

10.21(2)	Lease Agreement dated as of March 14, 2008, as amended by First Amendment to Lease dated as of September 12, 2008 and Second Amendment to Lease dated as of July 3, 2013, by and between the Company and ARE-480 Arsenal Street, LLC.†

10.22(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

10.23(6)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

10.24(7)	Employment Agreement dated as of March 7, 2014, by and between the Company and Pankaj Bhargava, M.D.++

10.25(7)	Letter Agreement dated as of September 12, 2014, by and between the Company and Bruce Peacock.++

10.26(7)	Employment Agreement dated as of November 22, 2014, by and between the Company and Theodore Ashburn, M.D., Ph.D.++

10.27(7)	License Agreement dated as of November 16, 2014 by and between the Company, on one hand, and Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on the other hand. †

10.28(7)	Development and Supply Agreement dated as of November 16, 2014 by and between Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on one hand, and the Company, on the other hand.†

10.29(8)	Underwriting Agreement dated as of May 20, 2015 by and between the Company, Jeffries LLC and Leerink Partners LLC.

10.30(9)	Amended and Restated 2014 Performance Incentive Plan.++

10.31(10)	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.32(10)	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.33(10)	Separation Agreement dated as of December 15, 2015 by and between the Company and James E. Dentzer.++

10.34(10)	Offer Letter dated as of January 14, 2016 by and between the Company and John “Jack” Green.++

21.1(7)	Subsidiaries of the Company.

23.1(10)	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(10)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(10)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(10)	XBRL Report Instance Document

101.SCH(10)	XBRL Taxonomy Extension Schema Document

101.CAL(10)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(10)	XBRL Taxonomy Label Linkbase Document

101.PRE(10)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-193150) filed on December 31, 2013.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-193150) filed on January 17, 2014.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-193150) filed on January 29, 2014.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-36281) for the quarterly period ended September 30, 2014.
(7)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 12, 2015 (File No. 001-36281) for the annual period ended December 31, 2014.
(8)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on May 22, 2015.
(9)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on July 7, 2015.
(10)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Commonwealth of Massachusetts on March 10, 2016.

By:	/s/ Douglas M. Fambrough, III
Douglas M. Fambrough, III, Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John B. Green, CPA
John B. Green, CPA Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas M. Fambrough, III, Ph.D. and John B. Green and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas M. Fambrough, III Douglas M. Fambrough, III, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016

/s/ John B. Green, CPA John B. Green, CPA	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2016

/s/ David M. Madden David M. Madden	Chairman	March 10, 2016

/s/ Brian K. Halak Brian K. Halak, Ph.D.	Director	March 10, 2016

/s/ Stephen J. Hoffman Stephen J. Hoffman, M.D., Ph.D.	Director	March 10, 2016

/s/ Peter Kolchinsky Peter Kolchinsky, Ph.D.	Director	March 10, 2016

/s/ Dennis H. Langer Dennis H. Langer, M.D., J.D.	Director	March 10, 2016

/s/ Bruce Peacock Bruce Peacock	Director	March 10, 2016

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Warrant to Purchase Common Stock.

4.3(3)	Form of Warrant to Purchase Preferred Stock.

4.4(3)	Amended and Restated Registration Rights Agreement dated as of July 30, 2013, by and among the Company and the investors named therein.

10.1(3)	2007 Employee, Director and Consultant Stock Plan, as amended (the 2007 Plan).++

10.2(3)	Form of Restricted Stock Agreement under the 2007 Plan.++

10.3(3)	Form of Incentive Stock Option Agreement under the 2007 Plan.++

10.4(3)	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.++

10.5(3)	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2010 Plan).++

10.6(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.++

10.7(3)	Form of Restricted Stock Agreement under the 2010 Plan.++

10.8(2)	2014 Employee Stock Purchase Plan.++

10.9(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.10(3)	Employment Agreement dated as of May 6, 2010, by and between the Company and Douglas M. Fambrough, III, Ph.D.++

10.11(3)	Employment Agreement dated as of May 1, 2008, by and between the Company and Bob D. Brown, Ph.D.++

10.12(3)	Employment Agreement dated as of December 5, 2011, by and between the Company and James B. Weissman.++

10.13(3)	Letter agreement dated as of June 2, 2009, by and between the Company and David M. Madden.++

10.14(3)	Letter agreement dated as of February 28, 2011, by and between the Company and Dennis H. Langer M.D., J.D.++

10.15(3)	Transition Agreement dated as of September 8, 2009, as amended by Amendment to Transition Agreement dated as of February 1, 2010 and Second Amendment to the Transition Agreement dated as of July 29, 2013, by and between the Company and James C. Jenson, Ph.D.++

10.16(4)	Employment agreement dated as of November 24, 2013, by and between the Company and James E. Dentzer.++

10.17(2)	Loan and Security Agreement dated as of March 25, 2009, as amended by Amendment No. 1 to Loan and Security Agreement dated as of May 28, 2010, and Second Amendment to Loan and Security Agreement dated as of June 28, 2011, by and between the Company and Hercules Technology II, L.P.

10.18(5)	Research Collaboration and License Agreement dated as of December 21, 2009, as amended by Amendment No. 1 to Research Collaboration and License Agreement dated as of December 2, 2010, by and between the Company and Kyowa Hakko Kirin Co., Ltd.†

10.19(2)	Exclusive License Agreement dated as of September 28, 2007, by and between the Company and City of Hope.†

10.20(2)	Commercial License Agreement dated as of September 2, 2013, by and between the Company and Plant Bioscience Limited.†

10.21(2)	Lease Agreement dated as of March 14, 2008, as amended by First Amendment to Lease dated as of September 12, 2008 and Second Amendment to Lease dated as of July 3, 2013, by and between the Company and ARE-480 Arsenal Street, LLC.†

10.22(2)	Letter agreement dated as of January 24, 2014, by and between the Company and James E. Dentzer.++

10.23(6)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

10.24(7)	Employment Agreement dated as of March 7, 2014, by and between the Company and Pankaj Bhargava, M.D.++

10.25(7)	Letter Agreement dated as of September 12, 2014, by and between the Company and Bruce Peacock.++

10.26(7)	Employment Agreement dated as of November 22, 2014, by and between the Company and Theodore Ashburn, M.D., Ph.D.++

10.27(7)	License Agreement dated as of November 16, 2014 by and between the Company, on one hand, and Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on the other hand. †

10.28(7)	Development and Supply Agreement dated as of November 16, 2014 by and between Protiva Biotherapeutics Inc. and Tekmira Pharmaceuticals Corporation, on one hand, and the Company, on the other hand.†

10.29(8)	Underwriting Agreement dated as of May 20, 2015 by and between the Company, Jefferies LLC and Leerink Partners LLC.

10.30(9)	Amended and Restated 2014 Performance Incentive Plan.++

10.31(10)	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.32(10)	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.33(10)	Separation Agreement dated as of December 15, 2015 by and between the Company and James E. Dentzer.++

10.34(10)	Offer Letter dated as of January 14, 2016 by and between the Company and John “Jack” Green.++

21.1(7)	Subsidiaries of the Company.

23.1(10)	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(10)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(10)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(10)	XBRL Report Instance Document

101.SCH(10)	XBRL Taxonomy Extension Schema Document

101.CAL(10)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(10)	XBRL Taxonomy Label Linkbase Document

101.PRE(10)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(10)	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-193150) filed on December 31, 2013.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 1 to Registration Statement on Form S-1 (No. 333-193150) filed on January 17, 2014.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-193150) filed on January 29, 2014.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-36281) for the quarterly period ended September 30, 2014.
(7)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 10, 2015 (File No. 001-36281) for the annual period ended December 31, 2014.
(8)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on May 22, 2015.
(9)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on July 7, 2015.
(10)	Filed herewith.