Form 10-Q
period 2016-03-31
Dicerna Pharmaceuticals Inc
filed 2016-05-09
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 6, 2016, there were 20,726,108 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DICERNA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data and par value)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,614	$56,058
Held-to-maturity investments	53,031	38,551
Prepaid expenses and other current assets	1,167	1,532

Total current assets	81,812	96,141
NONCURRENT ASSETS:
Property and equipment—net	2,536	2,684
Assets held in restriction	1,116	1,116
Other noncurrent assets	80	82

Total noncurrent assets	3,732	3,882

TOTAL ASSETS	$85,544	$100,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,438	$2,621
Accrued expenses and other current liabilities	4,898	6,376
Deferred rent	28	4

Total current liabilities	7,364	9,001

TOTAL LIABILITIES	7,364	9,001

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.0001 par value—5,000,000 shares authorized at March 31, 2016 and December 31, 2015, respectively; no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively

Common stock, $0.0001 par value—150,000,000 shares authorized; 20,726,108 and 20,594,575 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	290,114	287,263
Accumulated deficit	(211,936)	(196,243)

Total stockholders’ equity	78,180	91,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,544	$100,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$11,264	$8,692
General and administrative	4,484	5,445

Total operating expenses	15,748	14,137

Loss from operations	(15,748)	(14,137)
Interest income	55	53

Net loss	$(15,693)	$(14,084)

Net loss per share—basic and diluted	$(0.76)	$(0.79)
Weighted average shares outstanding—basic and diluted	20,646,793	17,815,515

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,693)	$(14,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	164
Net amortization of premium/discount on investments	36	21
Stock-based compensation	2,385	2,320
Changes in operating assets and liabilities:
Prepaid expenses and other assets	367	17
Accounts payable	(227)	525
Accrued expenses and other liabilities	(1,366)	365
Deferred rent	24	25

Net cash used in operating activities	(14,267)	(10,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(127)	(434)
Maturities of held-to-maturity investments	5,500	7,500
Purchases of held-to-maturity investments	(20,016)	—

Net cash (used in) provided by investing activities	(14,643)	7,066

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	493	224
Settlement of restricted stock for tax withholding	(27)	(75)

Net cash provided by financing activities	466	149

DECREASE IN CASH AND CASH EQUIVALENTS	(28,444)	(3,432)
CASH AND CASH EQUIVALENTS — Beginning of period	56,058	26,067

CASH AND CASH EQUIVALENTS — End of period	$27,614	$22,635

SUPPLEMENTAL CASH FLOW INFORMATION:
Property and equipment purchases included in accounts payable and accrued expenses	$44	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Nature of business

Dicerna Pharmaceuticals, Inc. and its subsidiaries (the Company) is an RNA interference-based biopharmaceutical company focused on the discovery and development of innovative treatments for rare inherited diseases involving the liver, for other therapeutic areas in which the liver plays a key role, and for cancers that are genetically defined. The Company is using its proprietary RNA interference (RNAi) technology platform to build a broad pipeline in these therapeutic areas. The Company intends to discover, develop and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners.

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

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for a complete set of financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2016 and results of operations and cash flows for the interim periods ended March 31, 2016 and 2015. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

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

The following tables provide information relating to held-to-maturity investments:

At March 31, 2016:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$53,031	$7	$—	$53,038

At December 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$38,551	$—	$(47)	$38,504

The amortized cost and fair value of held-to-maturity investments by contractual maturities at March 31, 2016, are as follows:

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$53,031	$53,038

Total	$53,031	$53,038

3. Stock-Based Compensation

Stock options granted to non-employees

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to non-employees with an initial fair value of $0.3 million. These stock options vest ratably over forty-eight months from the initial vesting date of July 30, 2013. Based on the terms of the non-employee stock option agreements, the Company recorded stock-based compensation expense of $0.02 million and $0.1 million for the three month period ended March 31, 2016 and 2015, respectively. The assumptions used to estimate fair value were as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stock price	$4.96 – $6.56	$21.32 – $24.43
Expected option term (in years)	4.17 – 4.30	5.10 – 5.29
Expected volatility	70.6% – 72.6%	68%
Risk-free interest rate	1.11% – 1.22%	1.20% – 1.50%
Expected dividend yield	0.00%	0.00%

As of March 31, 2016, there were 21,875 unvested stock options held by non-employees.

Stock options granted to employees

During the three month periods ended March 31, 2016 and 2015, the Company granted stock options to purchase 927,775 and 639,426 shares, respectively, of common stock to employees with grant-date fair values of $5.2 million and $7.5 million, respectively. The Company recorded employee stock-based compensation expense of $2.4 million and $2.2 million for the three month periods ended March 31, 2016 and 2015, respectively. The assumptions used to estimate the grant-date fair value were as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Stock price	$5.26 – $9.09	$18.50 – $24.03
Expected option term (in years)	6.25	6.25
Expected volatility	70.9% – 71.3%	68%
Risk-free interest rate	1.44% – 1.71%	1.51% – 1.58%
Expected dividend yield	0.00%	0.00%

4. Fair Value Measurements

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

A summary of the Company’s financial assets that are measured or disclosed at fair value as at March 31, 2016 and December 31, 2015 are presented below:

Description	At March 31, 2016	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$14,604	$14,604	$—	$—
Held-to-maturity investments
U.S. treasury securities	53,038	—	53,038	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$68,758	$14,604	$54,154	$—

Description	At December 31, 2015	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$45,557	$45,557	$—	$—
Held-to-maturity investments
U.S. treasury securities	38,504	—	38,504	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$85,177	$45,557	$39,620	$—

The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of March 31, 2016 and December 31, 2015, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2016 and December 31, 2015, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are observable inputs as of March 31, 2016 and December 31, 2015, respectively.

For the three month periods ended March 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.

5. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to future minimum payments totaling $9.5 million over a six-year lease term. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1.1 million letter of credit, secured by a money market account which is included in assets held in restriction at March 31, 2016 and December 31, 2015.

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5.0 million to $10.0 million upon the achievement of certain milestones, and royalties on future sales, if any. There were no sublicense and other fees accrued at March 31, 2016 and December 31, 2015. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company recorded research and development expense, related to the agreement with the Medical Center of $0.1 million and zero during the three months ended March 31, 2016 and 2015, respectively.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $0.1 million to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sales revenue of any licensed product candidates sold by the Company. The Company did not record any research and development expense, related to this agreement, during the three months ended March 31, 2016 and 2015, respectively.

Arbutus Biopharma Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Arbutus Biopharma Corporation (Arbutus) to license Arbutus’ LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of March 31, 2016, the Company paid $3.0 million in cumulative license fees. There were no license fees recorded in the three months ended March 31, 2016 and 2015. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

6. Litigation

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

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities as of March 31, 2016 and December 31, 2015.

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

In the rare disease field, we are developing a proprietary treatment, DCR-PH1, for the serious inherited disorder Primary Hyperoxaluria Type 1 (PH1). In December 2015, we initiated dosing in our first PH1 clinical trial, which is in normal healthy volunteers in the U.S. The current focus of this trial is to provide safety data to enable dosing of PH1 patients in the U.S. as soon as possible. During the second quarter of 2016, we initiated DCR-PH1-101, a Phase 1 dose escalation trial in PH1 patients, in Germany, and we expect to dose our first patient during the second quarter. We anticipate initiating additional sites in Europe and the U.S. during the second-half of 2016, and we expect to complete this trial in the first half of 2017. In December 2015, we also initiated an international, multicenter, observational study designed to measure biomarkers implicated in PH1, and enrolled our first patient in this observational study in January 2016 and we continue to enroll patients in this study. The FDA and the European Medicines Agency (EMA) have both granted Orphan Drug Designation to DCR-PH1. We also have discovery and early development programs against a series of additional rare inherited diseases involving the liver and for other therapeutic areas in which the liver plays a key role where we are utilizing our DsiRNA-EX Conjugate technology. We have initiated development of our DsiRNA-EX Conjugate clinical candidate for the treatment of PH1, which is advancing into IND-enabling studies. We plan to advance development of our DCR-PH1 clinical program, as well as our DsiRNA-EX Conjugate candidate in parallel for now while we are evaluating the optimal path forward. In addition, we expect to initiate development for two additional DsiRNA-EX Conjugate clinical candidates during

2016. In other therapeutic areas involving the liver, we are using our DsiRNA-EX Conjugate technology to develop potential therapeutics for a wide variety of diseases, including chronic liver diseases, cardiovascular diseases, and viral infectious diseases. We have selected these diseases and disease target genes based on criteria that include having a strong therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, and favorable competitive positioning. For many of these diseases we may seek development partners. In oncology, we are currently directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). In 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. In the second quarter of 2015, we announced plans to expand our ongoing Phase 1 study of DCR-MYC in solid tumors, multiple myeloma, or lymphoma to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. The PNET expansion cohort is enrolling patients who have failed one or two lines of prior therapy. In addition, now that the selected dose of DCR-MYC has been determined, we plan to initiate enrollment of a cohort of patients who will undergo pre- and post-treatment tumor biopsies. Molecular analysis of the MYC gene transcript in these biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC. If we observe RNAi activity of DCR-MYC, combined with observations both of anti-tumor activity and inhibition of FDG uptake in tumors, we will establish proof-of-concept for the RNAi-based mechanism of action of DCR-MYC. We also initiated a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. In 2016 we expect to announce preliminary data from the PNET and biopsy cohorts and the HCC clinical trial.

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

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA molecules and drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through public offerings of our common stock, private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees, preclinical payments under our research collaboration and license agreement with KHK, from government grants, and from a secured term loan from Hercules Technology II, L.P. (Hercules loan). More particularly, since our inception and through March 31, 2016, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the National Institutes of Health (NIH) covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of March 31, 2016, we had cash and cash equivalents and held-to-maturity investments of $80.6 million and we also had $1.1 million in assets held in restriction.

On May 27, 2015, we completed a follow-on offering of our common stock, in which we issued and sold a total of 2,750,000 shares of common stock, at a public offering price of $17.75 per share. We received net proceeds of approximately $45.4 million after deducting underwriting commissions and discounts and offering expenses payable by us.

Since inception, we have incurred significant operating losses. Our net loss was $15.7 million and $14.1 million for the three months ended March 31, 2016 and 2015, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research and clinical programs and from general and administrative costs associated with our operations. We recognized no revenue for the three months ended March 31, 2016 and 2015. We recognized revenue of $0.2 million in the year ended December 31, 2015. Our revenue to date has been generated through our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. As of March 31, 2016, we had an accumulated deficit of $211.9 million. We expect to continue to incur significant and increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	advance our product candidates into preclinical development;

•	conduct any clinical trials of DCR-PH1, DCR-MYC and other potential product candidates;

•	continue our research and development efforts, including to expand our pipeline and to enhance our technology platform;

•	increase research and development related activities for the discovery and development of additional product candidates;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and

•	continue to operate as a public company.

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of March 31, 2016, we have received total payments to date of $17.5 million from KHK under the research collaboration and license agreement.

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

In November 2014, we entered into a licensing and collaboration agreement with Arbutus to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program. We will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of March 31, 2016, we had paid a total of $3.0 million in license fees to Arbutus. There were no license fees recorded in the three months ended March 31, 2016 and 2015. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary, and, in December 2015, we licensed our U.S. intellectual property rights to the same wholly-owned subsidiary.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three month periods ended March 31, 2016 or 2015.

We did not have revenue for the three months ended March 31, 2016 or 2015.

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

In 2014, we initiated a multi-center, dose-escalating Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies, and initiated a global phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC with the first patient dosed in January 2015. In the second quarter of 2015, we announced an expansion of our DCR-MYC ongoing Phase 1 trial to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. The PNET expansion cohort is enrolling patients who have failed one or two lines of prior therapy. In addition, now that the selected dose of DCR-MYC has been determined, we plan to initiate enrollment of a cohort of patients who will undergo pre- and post-treatment tumor biopsies. Molecular analysis of the MYC gene transcript in these biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC. Direct observation of RNAi activity of DCR-MYC, combined with observations both of anti-tumor activity and inhibition of FDG uptake in tumors, will establish proof-of-concept for the RNAi-based mechanism of action of DCR-MYC. In 2016 we expect to announce preliminary data from the PNET and biopsy cohorts and the HCC clinical trial. In December 2015, we initiated dosing in our first PH1 clinical trial, which is a Single Ascending Dose (SAD) trial in normal healthy volunteers being conducted in the U.S. Data from the healthy volunteer study will be used to facilitate initiation of clinical studies in patients in the U.S. During the second quarter of 2016, we initiated DCR-PH1-101, a Phase 1 dose escalation trial in PH1 patients, in Germany, and we expect to dose our first patient during the second quarter. We anticipate initiating additional sites in Europe and the U.S. during the second-half of 2016, and we expect to complete this trial in the first half of 2017. In December 2015, we also initiated an international, multicenter, observational study designed to measure biomarkers implicated in PH1. Although the observational study will not include investigational drugs or other interventions, its participants are being considered for enrollment in our clinical trial of DCR-PH1 in patients. The process of conducting preclinical studies and clinical trials necessary to obtain regulatory approval is costly and time-consuming. We, KHK or any future collaborator may never succeed in obtaining marketing approval for any of our product candidates. The probability of success for each product candidate may be affected by numerous factors, including preclinical data, clinical data, competition, manufacturing capability and commercial viability. All of our research and development programs are at an early stage and successful development of future product candidates from these programs is highly uncertain and may not result in approved products. Completion dates and completion costs can vary significantly for each future product candidate and are difficult to predict. We anticipate we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to our ability to maintain or enter into collaborations with respect to each product candidate, the scientific and clinical success of each product candidate as well as ongoing assessments as to the commercial potential of product candidates. We will need to raise additional capital and may seek additional collaborations in the future in order to advance our various product candidates. Additional private or public financings may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a material adverse effect on our financial condition and our ability to pursue our business strategy.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 10, 2016. There have been no material changes to our critical accounting policies during the three months ended March 31, 2016 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for us on January 1, 2017. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes the results of our operations for the periods indicated (in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,
	2016	2015

Expenses:

Research and development	$11,264	$8,692	$2,572	30%
General and administrative	4,484	5,445	(961)	(18)%

Total operating expenses	15,748	14,137	1,611	11%

Loss from operations	(15,748)	(14,137)	(1,611)	(11)%
Interest income	55	53	2	4%

Net loss	$(15,693)	$(14,084)	$(1,609)	11%

Revenue

We did not recognize any revenue for the three months ended March 31, 2016 or 2015. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2016	2015	Increase/ (Decrease)
Direct research and development expenses	$3,517	$3,721	$(204)
Platform-related expenses	2,808	1,971	837
Employee-related expenses	3,833	2,515	1,318
Facilities, depreciation and other expenses	1,106	485	621

Total	$11,264	$8,692	$2,572

Research and development expenses were $11.3 million for the three months ended March 31, 2016 (the “2016 Quarter”) and $8.7 million for the three months ended March 31, 2015 (the “2015 Quarter”). Direct research and development expenses were $3.5 million for the 2016 Quarter compared to $3.7 million for the 2015 Quarter due to the timing of manufacturing activities offset by an overall increase in clinical activities from initiating additional studies in PH1. Platform-related expenses were $2.8 million for the 2016 Quarter compared to $2.0 million for the 2015 Quarter due to increased expenses related to discovery and early development of future programs including development of our DsiRNA-Ex Conjugate delivery platform. Employee-related expenses were $3.8 million for the 2016 Quarter compared to $2.5 million for the 2015 Quarter, primarily due to additional hiring during the period, along with stock-based compensation of $1.2 million compared to $0.8 million in the prior period. Facilities, depreciation and other expenses have increased by $0.6 million due to increased occupancy costs. We expect our research and development expenses will continue to increase in 2016 as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $4.5 million for the 2016 Quarter and $5.4 million for the 2015 Quarter. Employee related expenses were $2.0 million for the 2016 Quarter, compared to $2.4 million for the 2015 Quarter. The decrease in these costs related to stock based compensation and payroll related cost savings. Professional fees were $1.7 million for the 2016 Quarter, compared to $1.4 for the 2015 Quarter, primarily from legal costs incurred related to the Alnylam complaint. Other expenses were $0.7 million for the 2016 Quarter compared to $1.6 million for the 2015 Quarter. These decreases were primarily due to filing fees related to the S-3 filing in the 2015 Quarter and to costs related to the facility move in the 2015 Quarter. We expect that general and administrative expenses will continue to increase in 2016 as we incur additional costs to support the expanding operations.

Interest income

Interest income was $0.1 million for the 2016 Quarter and $0.1 million for 2015 Quarter. Interest income in both periods was generated from the Company’s money market accounts and held-to-maturity investments.

Liquidity and Capital Resources

Since our inception and through March 31, 2016, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the NIH covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. On April 7, 2014, we repaid the remaining amount of the Hercules loan of approximately $3.6 million. As of March 31, 2016, we had cash and cash equivalents and held-to-maturity investments of $80.6 million and $1.1 million in assets held in restriction.

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

Cash flows

As of March 31, 2016, we had $80.6 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in assets held in restriction.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Net cash used in operating activities	$(14,267)	$(10,647)
Net cash (used in) provided by investing activities	(14,643)	7,066
Net cash provided by financing activities	466	149

Decrease in cash and cash equivalents	$(28,444)	$(3,432)

Operating activities

Net cash used in operating activities was $14.3 million for the 2016 Quarter and $10.6 million for the 2015 Quarter. The increase in cash used in operating activities of $3.7 million was primarily due to an increase in our net loss of $1.6 million and an increase in working capital needs of $2.1 million.

Investing activities

Net cash used in investing activities was $14.6 million for the 2016 Quarter compared to net cash provided by investing activities of $7.1 million for the 2015 Quarter. The additional net cash used in investing activities of $21.7 million resulted from purchases of held-to-maturity investments of $20.0 million in the 2016 Quarter, offset by a decrease in maturities of held-to-maturity investments of $2.0 million.

Financing activities

Net cash provided by financing activities was $0.5 million for the 2016 Quarter and $0.1 million for the 2015 Quarter. Net cash provided by financing activities in both periods was due to proceeds from issuances of common stock.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, including the costs to defend the Alnylam trade secret misappropriation claim against us, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated development activities. However, we continue to believe that our cash and cash equivalents as of March 31, 2016 excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of March 31, 2016 (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$7,623	$1,547	$4,926	$1,150	$—

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $0.1 million per month.

We also have obligations to make future payments to COH, and PBL that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our balance sheet or in the table above because the achievement and timing of these milestones is not probable and estimable.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K of the rules and regulations of the Securities and Exchange Commission.

Segment Reporting

We view our operations and manage our business as one segment, which is the discovery, research and development of treatments based on our RNAi technology platform.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2016, we had cash and cash equivalents and held-to-maturity investments of $80.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended March 31, 2016, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint against the Company in the Superior Court of Middlesex Country, Massachusetts. The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (Merck) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc. (Sirna), which was subsequently acquired by Alnylam. The complaint seeks among other things, damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets. This matter could potentially cause us to incur significant legal fees and other costs to defend this action, and an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. We believe, however, that Alnylam’s allegations lack merit. We have filed an answer denying all liability, and we intend to continue to vigorously defend all claims asserted. We expect that a finding of liability against us is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding.

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

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2016, we had an accumulated deficit of $211.9 million. For the quarter ended March 31, 2016 and the years ended December 31, 2015, 2014 and 2013, our net loss was $15.7 million, $62.8 million, $47.9 million and $18.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We will need to raise substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of March 31, 2016, we had $80.6 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

Our success largely depends on the continued service of key management and other specialized personnel, including Douglas M. Fambrough, III, Ph.D., our chief executive officer, Pankaj Bhargava, M.D., our chief medical officer, Bob D. Brown, Ph.D., our chief scientific officer, Jack Green, our chief financial officer, and James B. Weissman, our chief business officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

As of March 31, 2016, we had $80.6 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of May 1, 2016, our patent estate, including the patents and patent applications that we have licensed from COH, along with one of their affiliates, included over 20 issued patents and over 70 pending patent applications supporting commercial development of our

DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Because the drugs we are developing may represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. While we believe the product candidates that we are currently developing are regulated as new drugs under the Federal Food, Drug, and Cosmetic Act, the FDA could decide to reclassify them, namely to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

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

We currently expect that certain drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if certain requirements, including the following, have been satisfied:

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

•	Mandatory rebates for drugs sold under the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Discount Program has been extended to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	If the FDA were to reclassify any of our existing product candidates or choose to classify any of our future product candidates as biologics, then marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, FDA may approve a biosimilar product to enter the market, which is likely to reduce the pricing for the innovator product and could affect our profitability if our products are classified as biologics.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through May 6, 2016, our stock had high and low closing sale prices in the range of $46.00 and $3.99 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of March 31, 2016, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 74.6 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are not currently required to comply with the rules of the SEC that implement Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)), and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404(b), we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404(b) within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404(b). If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Market.

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

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. As of May 6, 2016, 329,249 shares of common stock were reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 5,258,070 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise price of outstanding options or warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 6, 2016, we have 20,726,108 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

4.1(1)	Dicerna Pharmaceuticals, Inc. 2016 Inducement Plan.++

4.2(1)	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.++

10.1(2)	Offer Letter dated as of January 14, 2016 by and between the Company and John B. Green.++

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(3)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 10, 2016.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 10, 2016.
(3)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: May 9, 2016	By:	/s/ John B. Green, CPA
John B. Green, CPA
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

4.1(1)	Dicerna Pharmaceuticals, Inc. 2016 Inducement Plan.++

4.2(1)	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.++

10.1(2)	Offer Letter dated as of January 14, 2016 by and between the Company and John B. Green.++

31.1(3)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(3)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.*
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 10, 2016.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 10, 2016.
(3)	Filed herewith.