Form 10-Q
period 2016-06-30
Dicerna Pharmaceuticals Inc
filed 2016-08-04
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were 20,753,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,187	$56,058
Held-to-maturity investments	40,003	38,551
Prepaid expenses and other current assets	1,482	1,532

Total current assets	70,672	96,141
NONCURRENT ASSETS:
Property and equipment—net	2,466	2,684
Assets held in restriction	1,116	1,116
Other noncurrent assets	79	82

Total noncurrent assets	3,661	3,882

TOTAL ASSETS	$74,333	$100,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,223	$2,621
Accrued expenses and other current liabilities	6,090	6,376
Deferred rent	52	4

Total current liabilities	9,365	9,001

TOTAL LIABILITIES	9,365	9,001

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized at June 30, 2016 and December 31, 2015; 20,726,108 shares and 20,594,575 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	292,524	287,263
Accumulated deficit	(227,558)	(196,243)

Total stockholders’ equity	64,968	91,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,333	$100,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$—	$184	$—	$184
Operating expenses:
Research and development	11,032	11,875	22,296	20,567
General and administrative	4,656	4,519	9,140	9,964

Total operating expenses	15,688	16,394	31,436	30,531

Loss from operations	(15,688)	(16,210)	(31,436)	(30,347)

Interest income	66	34	121	87

Net loss	$(15,622)	$(16,176)	$(31,315)	$(30,260)

Net loss per share—basic and diluted	$(0.75)	$(0.86)	$(1.51)	$(1.65)
Weighted average shares outstanding—basic and diluted	20,726,108	18,852,814	20,706,388	18,337,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,315)	$(30,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	414	339
Net amortization of premium/discount on investments	64	53
Stock-based compensation	4,795	4,981
Changes in operating assets and liabilities:
Prepaid expenses and other assets	53	(564)
Accounts payable	580	400
Accrued expenses and other liabilities	(181)	2,776
Deferred rent	48	60

Net cash used in operating activities	(25,542)	(22,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in assets held in restriction	—	264
Purchases of property and equipment	(279)	(639)
Maturities of held-to-maturity investments	18,500	12,500
Purchases of held-to-maturity investments	(20,016)	(36,130)

Net cash used in investing activities	(1,795)	(24,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	493	252
Settlement of restricted stock for tax withholding	(27)	(75)
Proceeds from public offering of common stock, net of costs	—	45,884

Net cash provided by financing activities	466	46,061

DECREASE IN CASH AND CASH EQUIVALENTS	(26,871)	(159)
CASH AND CASH EQUIVALENTS — Beginning of period	56,058	26,067

CASH AND CASH EQUIVALENTS — End of period	$29,187	$25,908

SUPPLEMENTAL CASH FLOW INFORMATION:
Property and equipment purchases included in accounts payable and accrued expenses	$29	$—

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

The Company’s ability to fund its planned preclinical and clinical operations, including completion of its clinical trials, will depend on its ability to raise capital through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. If we are unable to generate funding from one or more of these sources within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, pre-clinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities. We cannot predict whether additional funding will be available to us on acceptable terms or at all.

In May 2015, the Company completed the sale of 2,750,000 shares of common stock in a public offering of its common stock at a price to the public of $17.75 per share, resulting in proceeds to the Company of $45.4 million after deducting underwriting discounts and commissions of approximately $2.9 million and offering costs incurred by the Company of approximately $0.4 million.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for a complete set of financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2016 and results of operations and cash flows for the interim periods ended June 30, 2016 and 2015. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

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

2. Revenue Recognition

NIH Grants

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded the Company a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. During the three and six month periods ended June 30, 2015, the Company recognized $0.2 million of revenue associated with the NIH grant award.

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

The following tables provide information relating to held-to-maturity investments:

At June 30, 2016:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$40,003	$26	$—	$40,029

At December 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$38,551	$—	$(47)	$38,504

The amortized cost and fair value of held-to-maturity investments by contractual maturities at June 30, 2016, are as follows (in thousands):

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$40,003	$40,029

Total	$40,003	$40,029

4. Stock-Based Compensation

Stock options granted to non-employees

In September 2013, the Company granted stock options to purchase 132,500 shares of common stock to non-employees with an initial fair value of $0.3 million. These stock options vest ratably over forty-eight months from the initial vesting date of July 30, 2013. Based on the terms of the non-employee stock option agreements, the Company recorded stock-based compensation expense of $0.01 million and $0.03 million for the three month and six month periods ended June 30, 2016, as compared to $0.1 million and $0.2 million in the comparable 2015 periods. The assumptions used to estimate fair value were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Stock price	$3.00 – $4.62	$3.00 – $6.56
Expected option term (in years)	3.99 – 4.11	3.99 – 4.30
Expected volatility	75.3% – 77.8%	70.6% – 77.8%
Risk-free interest rate	0.87% – 1.21%	0.87% – 1.22%
Expected dividend yield	0.00%	0.00%

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Stock price	$13.95 – $20.07	$13.95 – $24.43
Expected option term (in years)	4.83 – 5.01	4.37 – 5.29
Expected volatility	66% – 67%	66% – 68%
Risk-free interest rate	1.43% – 1.57%	1.21% – 1.57%
Expected dividend yield	0.00%	0.00%

As of June 30, 2016, there were 17,500 unvested stock options held by non-employees.

Stock option grants to employees

During the three and six month periods ended June 30, 2016, the Company granted stock options to purchase 517,500 and 1,445,275 shares of common stock to employees with grant date fair values of $1.6 million and $6.8 million, respectively, compared to 210,500 and 849,926 shares of common stock with grant date fair values of $1.8 million and $9.3 million, for the comparable three and six month periods in 2015. Employee stock-based compensation for the three and six month periods ended June 30, 2016 were $2.4 million and $4.8 million as compared to $2.6 million and $4.8 million, respectively, for the comparable 2015 periods. The assumptions used to estimate the grant date fair value for 2016 and 2015 grants were as follows:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Stock price	$3.26 – $5.55	$3.26 – $9.09
Expected option term (in years)	5.50 – 6.25	5.50 – 6.25
Expected volatility	75.1 – 75.3%	70.9 – 75.3%
Risk-free interest rate	1.20% – 1.46%	1.20% – 1.71%
Expected dividend yield	0.00%	0.00%

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Stock price	$13.87 – $13.95	$13.87 – $24.03
Expected option term (in years)	5.50 – 6.25	5.50 – 6.25
Expected volatility	67%	67 – 69%
Risk-free interest rate	1.77% – 1.81%	1.51% – 1.81%
Expected dividend yield	0.00%	0.00%

5. Fair Value Measurements

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

A summary of the Company’s assets that are measured or disclosed at fair value as of June 30, 2016 and December 31, 2015 are presented below:

Description	At June 30, 2016	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$27,741	$27,741	$—	$—
Held-to-maturity investments
U.S. treasury securities	40,029	—	40,029	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$68,886	$27,741	$41,145	$—

Description	At December 31, 2015	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$45,557	$45,557	$—	$—
Held-to-maturity investments
U.S. treasury securities	38,504	—	38,504	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$85,177	$45,557	$39,620	$—

The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of June 30, 2016 and December 31, 2015, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of June 30, 2016 and December 31, 2015, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are observable inputs as of June 30, 2016 and December 31, 2015, respectively.

For the three and six month periods ended June 30, 2016 and 2015 there were no transfers between Level 1 and Level 2.

6. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to minimum lease payments totaling $9.5 million over the six-year lease term. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1.1 million letter of credit, secured by a money market account which is included in assets held in restriction at June 30, 2016 and December 31, 2015.

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5.0 million to $10.0 million upon the achievement of certain milestones, and royalties on future sales, if any. There were no sublicense and other fees accrued at June 30, 2016 and December 31, 2015. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company recorded research and development expense, related to the agreement with the Medical Center, of $0.1 million and zero for the three and six month periods ended June 30, 2016 and 2015, respectively.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $0.1 million to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sale revenue of any licensed product candidates sold by the Company. The Company did not record any research and development expense, related to this agreement, during the three and six month periods ended June 30, 2016 and 2015, respectively.

Arbutus Biopharma Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Arbutus Biopharma Corporation (Arbutus) to license Arbutus’ LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of June 30, 2016, the Company paid $3.0 million in cumulative license fees. There were no license fees recorded in the three and six month periods ended June 30, 2016 and 2015, respectively. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

7. Litigation

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

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities outstanding as of June 30, 2016 and December 31, 2015.

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

In the rare disease field, we have directed our development efforts toward our proprietary product candidate, DCR-PH1, for the serious inherited disorder Primary Hyperoxaluria Type 1 (PH1). In December 2015, we initiated dosing in our first PH1 clinical trial, which was in normal healthy volunteers in the United States, and also initiated an international, multicenter, observational study designed to measure biomarkers implicated in PH1. During the second quarter of 2016, we dosed the first patient in our DCR-PH1-101 trial, the first Phase 1 clinical trial of DCR-PH1 in patients with PH1, in Germany. The FDA and the European Medicines Agency (EMA) have both granted Orphan Drug Designation to DCR-PH1. We also have discovery and early development programs against a series of additional rare inherited diseases involving the liver and for other therapeutic areas in which the liver plays a key role where we are utilizing our DsiRNA-EX Conjugate (GalXC) technology. We have initiated development of our GalXC clinical candidate for the treatment of PH1, which is advancing into IND-enabling studies. We plan to advance development of our DCR-PH1 clinical program, as well as our GalXC candidate in parallel for now while we are evaluating the optimal path forward. In addition, we expect to launch two additional GalXC-based programs during 2016.

In other therapeutic areas involving the liver, we are using our GalXC technology to develop potential therapeutics for a wide variety of diseases, including chronic liver diseases, cardiovascular diseases, and viral infectious diseases. We have selected these diseases and disease target genes based on criteria that include having a strong therapeutic hypothesis, a readily-identified patient population, the availability of predictive biomarkers, and favorable competitive positioning. For many of these diseases we may seek development partners.

In oncology, we have directed our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). DCR-MYC is being investigated in two clinical trials. The first is a Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. In the second quarter of 2015, we announced plans to expand this Phase 1 study of DCR-MYC in solid tumors, multiple myeloma, or lymphoma to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. We also have a second expansion cohort in patients who are undergoing pre- and post-treatment tumor biopsies. Molecular analysis of the MYC gene transcript in these biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC. If we observe RNAi activity of DCR-MYC, combined with observations both of anti-tumor activity and inhibition of FDG uptake in tumors, we could potentially establish proof-of-concept for the RNAi-based mechanism of action of DCR-MYC. We plan to enroll patients in these cohorts through the end of August 2016. The second trial is a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC. We expect to have data from the PNET and biopsy cohorts and the HCC clinical trial by the end of 2016. There have been no Serious Adverse Events (SAEs) that investigators have attributed to treatment with DCR-MYC; the Adverse Event (AE) profile indicates most events have been mild or moderate in severity, not related to treatment with DCR-MYC, and mostly due to the progression of disease.

In July, 2016, a single batch of our DCR-MYC drug product failed to meet manufacturing specifications, and thus has not been released for clinical use. As a result of this batch failure, we may experience shortages in clinical supply or an eventual stock out of DCR-MYC drug product, which would potentially impact our DCR-MYC clinical trial programs, including our PNET and HCC trials. We are currently investigating the root causes of the issue observed. We plan to petition the FDA to determine if we can utilize the non-conforming material, if required, should our existing supply of product not be sufficient to treat patients already enrolled in the study. However, there is no guarantee that the FDA will allow us to use the non-conforming material in our studies.

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

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA and GalXC molecules, drug delivery technologies and the protection and enhancement of our intellectual property estate.

During the second quarter of 2016 we introduced our proprietary GalXC™ subcutaneous delivery platform, which utilizes our extended dicer substrate short interfering RNA (DsiRNA-EX) technology conjugated to a targeting agent to enable delivery to the liver via subcutaneous administration. We have developed preclinical data from GalXC molecules against 12 different disease-associated genes, including 6 examples of data from non-human primates, demonstrating the robustness of the GalXC system in a variety of disease targets. We plan to launch three GalXC programs in 2016, the first in primary hyperoxaluria, a second in cardiovascular disease targeting PCSK9, and a third in an undisclosed orphan genetic disease. We have qualified 29 disease targets in both first-in-class and validated targets in our core areas of therapeutic focus including rare diseases, chronic liver diseases such as NASH and fatty liver disease, cardiovascular diseases, and viral infectious diseases such as hepatitis B virus.

We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through public offerings of our common stock, private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees, preclinical payments under our research collaboration and license agreement with KHK, from government grants, and from a secured term loan from Hercules Technology II, L.P. (Hercules loan). More particularly, since our inception and through June 30, 2016, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the National Institutes of Health (NIH) covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of June 30, 2016, we had cash and cash equivalents and held-to-maturity investments of $69.2 million and we also had $1.1 million in assets held in restriction.

On May 27, 2015, we completed a follow-on offering of our common stock, in which we issued and sold a total of 2,750,000 shares of common stock, at a public offering price of $17.75 per share. We received net proceeds of approximately $45.4 million after deducting underwriting commissions and discounts and offering expenses payable by us.

Since inception, we have incurred significant operating losses. Our net loss was $31.3 million, and $30.3 million for the six months ended June 30, 2016 and 2015, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research and clinical programs and from general and administrative costs associated with our operations. We recognized no revenue in the three and six months ended June 30, 2016 and $0.2 million of revenue in the comparable periods in 2015. Our cumulative revenues to date have been generated through our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. As of June 30, 2016, we had an accumulated deficit of $227.6 million. We expect to continue to incur significant and potentially increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase as we:

•	advance our product candidates into preclinical development;

•	conduct clinical trials of DCR-PH1, DCR-MYC and other potential product candidates;

•	continue our research and development efforts, including to expand our pipeline and to enhance our technology platform;

•	increase research and development related activities for the discovery and development of additional product candidates;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;

•	respond to and defend ourselves against complaints and potential litigation, including the Alnylam complaint of misappropriation of confidential information; and

•	operate as a public company.

We do not expect to generate substantial revenue from product sales unless and until we successfully complete development and obtain regulatory approval for one or more of our product candidates, which is subject to significant uncertainty and which could take several years. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Until such time, if ever, that we generate product revenue, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce or terminate our research and development programs, pre-clinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities.

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of June 30, 2016, we have received total payments to date of $17.5 million from KHK under the research collaboration and license agreement.

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

In November 2014, we entered into a licensing and collaboration agreement with Arbutus to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program. We will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of June 30, 2016, we had paid a total of $3.0 million in license fees to Arbutus. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly-owned subsidiary, and, in December 2015, we licensed our U.S. intellectual property rights to the same wholly-owned subsidiary.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three and six month periods ended June 30, 2016 or 2015.

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. We did not recognize any revenue for the three and six month periods ended June 30, 2016. During the three and six month periods ended June 30, 2015, we recognized $0.2 million of revenue associated with the NIH grant award.

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

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including discovery and development of our DsiRNA and GalXC molecules and drug delivery technologies, clinical and pre-clinical development activities and our research activities under our research collaboration and license agreement with KHK. Our research and development expenses include:

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

In the rare disease field, we have directed our development efforts toward our proprietary product candidate, DCR-PH1, for the serious inherited disorder Primary Hyperoxaluria Type 1 (PH1). In December 2015, we initiated dosing in our first PH1 clinical trial, which was in normal healthy volunteers in the United States, and also initiated an international, multicenter, observational study designed to measure biomarkers implicated in PH1. During the second quarter of 2016, we dosed the first patient in our DCR-PH1-101 trial, the first Phase 1 clinical trial of DCR-PH1 in patients with PH1, in Germany. The FDA and the European Medicines Agency (EMA) have both granted Orphan Drug Designation to DCR-PH1.

We also have discovery and early development programs against a series of additional rare inherited diseases involving the liver and for other therapeutic areas in which the liver plays a key role where we are utilizing our DsiRNA-EX Conjugate (GalXC) technology. We have initiated development of our GalXC clinical candidate for the treatment of PH1, which is advancing into IND-enabling studies. We plan to advance development of our DCR-PH1 clinical program, as well as our GalXC candidate in parallel for now while we are evaluating the optimal path forward. In addition, we expect to launch two additional GalXC-based programs during 2016.

In oncology, we have directed our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, including hepatocellular carcinoma (HCC). DCR-MYC is being investigated in two clinical trials. The first trial is a Phase 1 clinical study of DCR-MYC to assess the safety and tolerability of DCR-MYC in patients with solid tumors, multiple myeloma, or lymphoma who are refractory or unresponsive to standard therapies. In the second quarter of 2015, we announced plans to expand this Phase 1 study of DCR-MYC to include a cohort of patients with pancreatic neuroendocrine tumors (PNETs) following early signs of clinical and metabolic response and tumor shrinkage in PNET patients. We also have a second expansion cohort in patients who are undergoing pre- and post-treatment tumor biopsies. Molecular analysis of the MYC gene transcript in these biopsies will allow direct observation of the RNAi-mechanism of action of DCR-MYC. If we observe RNAi activity of DCR-MYC, combined with observations both of anti-tumor activity and inhibition of FDG uptake in tumors, we could potentially establish proof-of-concept for the RNAi-based mechanism of action of DCR-MYC. We plan to enroll patients in these cohorts through the end of August 2016. The second trial is a global Phase 1b/2 clinical trial of DCR-MYC in patients with advanced HCC. We expect to have data from the PNET and biopsy cohorts and the HCC clinical trial by the end of 2016. There have been no Serious Adverse Events (SAEs) that investigators have attributed to treatment with DCR-MYC; the Adverse Event (AE) profile indicates most events have been mild or moderate in severity, not related to treatment with DCR-MYC, and mostly due to the progression of disease.

In July, 2016, a single batch of our DCR-MYC drug product failed to meet manufacturing specifications, and thus has not been released for clinical use. As a result of this batch failure, we may experience shortages in clinical supply or an eventual stock out of DCR-MYC drug product, which would potentially impact our DCR-MYC clinical trial programs, including our PNET and HCC trials. We are currently investigating the root causes of the issue observed. We plan to petition the FDA to determine if we can utilize the non-conforming material, if required, should our existing supply of product not be sufficient to treat patients already enrolled in the study. However, there is no guarantee that the FDA will allow us to use the non-conforming material in our studies.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the SEC. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses, revenue recognition, deferred revenues and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 10, 2016. There have been no material changes to our critical accounting policies during the three or six month periods ended June 30, 2016 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

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

Comparison of Three and Six Month Periods Ended June 30, 2016 and 2015

The following table summarizes the results of our operations for the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Revenue:	$—	$184	$(184)	$—	$184	$(184)

Expenses:

Research and development	11,032	11,875	(843)	22,296	20,567	1,729
General and administrative	4,656	4,519	137	9,140	9,964	(824)

Total expenses	15,688	16,394	(706)	31,436	30,531	905

Loss from operations	(15,688)	(16,210)	(522)	(31,436)	(30,347)	1,089
Interest income	66	34	32	121	87	34

Net loss	$(15,622)	$(16,176)	$(554)	$(31,315)	$(30,260)	$1,055

Revenue

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covers a three month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. We did not recognize any revenue for the three or six month periods ended June 30, 2016. During the three and six month periods ended June 30, 2015, we recognized $0.2 million of revenue associated with the NIH grant award. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	THREE MONTHS ENDED JUNE 30,
	2016	2015	Increase (Decrease)
Direct research and development expenses	$3,708	$4,297	$(589)
Platform-related expenses	3,195	3,811	(616)
Employee-related expenses	3,330	2,966	364
Facilities, depreciation and other expenses	799	801	(2)

Total	$11,032	$11,875	$(843)

Research and development expenses were $11.0 million for the three month period ended June 30, 2016 (“the 2016 Quarter”), as compared to $11.9 million for the three months ended June 30, 2015 (“the 2015 Quarter”). Direct research and development expenses were $3.7 million for the 2016 Quarter compared to $4.3 million for the 2015 Quarter. The decrease of $0.6 million is due to a decrease in pre-clinical activities for DCR-PH1 and the timing of manufacturing activities offset by an overall increase in clinical activities from initiating additional sites and enrolling patients in our clinical trials. Platform-related expenses were $3.2 million for the 2016 Quarter compared to $3.8 million for the 2015 Quarter. The decrease of $0.6 million is due to lower spending in discovery and early development as programs have advanced year over year into clinical and manufacturing. Employee-related expenses were $3.3 million for the 2016 Quarter compared to $3.0 million for the 2015 Quarter, the increase of $0.3 million due to due to additional hiring during the period offset by a decrease in stock-based compensation expense of $0.1 million. Facilities, depreciation and other expenses have remained consistent between the 2016 Quarter and the 2015 Quarter.

	SIX MONTHS ENDED JUNE 30,
	2016	2015	Increase (Decrease)
Direct research and development expenses	$7,223	$8,017	$(794)
Platform-related expenses	6,003	5,782	221
Employee-related expenses	7,164	5,481	1,683
Facilities, depreciation and other expenses	1,906	1,287	619

Total	$22,296	$20,567	$1,729

Research and development expenses were $22.3 million for the six month period ended June 30, 2016 (“the 2016 Period”), as compared to $20.6 million for the six months ended June 30, 2015 (“the 2015 Period”). Direct research and development expenses were $7.2 million for the 2016 Period compared to $8.0 million for the 2015 Period. The decrease of $0.8 million for the 2016 Period was due to the timing of manufacturing activities offset by an increase in clinical activities from initiating and enrolling patients in our clinical trials. Platform-related expenses were $6.0 million for the 2016 Period compared to $5.8 million for the 2015 Period. The change for the 2016 Period compared to the 2015 Period was primarily due to increased expenses related to the discovery and early development of future programs, offset by a decrease in non-employee stock-based compensation of $0.1 million. Employee-related expenses were $7.2 million for the 2016 Period compared to $5.5 million for the 2015 Period. The increase of $1.7 million for the 2016 Period compared to the 2015 Period was primarily due to an increase in headcount and an increase in stock-based compensation of $0.3 million. Facilities, depreciation and other expenses have increased by $0.6 million for the 2016 Period compared to the 2015 Period due to increased occupancy costs. We expect our research and development expenses to continue to increase for the full year 2016 compared with the prior year as we continue spending on our development programs and clinical trials.

General and administrative expenses

General and administrative expenses were $4.7 million for the 2016 Quarter as compared to $4.5 million for the 2015 Quarter. The increase in the 2016 Quarter was due to an increase in employee related expenses, including increased headcount to support our operations. For the 2016 Period, general and administrative expenses were $9.1 million as compared to $10.0 million for the 2015 Period. The decrease in the 2016 Period was primarily due to a decrease in stock-based compensation of $0.3 million and a decrease of $0.5 million in travel, occupancy and other general and administrative expenses.

We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly-traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Interest income

Interest income in both quarters and periods was generated from the Company’s money market accounts and held-to-maturity investments.

Liquidity and Capital Resources

Since our inception and through June 30, 2016, we have raised an aggregate of $278.8 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.2 million was from a federal government grant from the NIH covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK, $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010 and $12.0 million was from borrowings under the Hercules loan. As of June 30, 2016, we had cash and cash equivalents and held-to-maturity investments of $69.2 million and we also had $1.1 million in assets held in restriction.

Contemporaneously with the filing of our Form 10-K on March 12, 2015, we filed with the SEC a universal shelf registration statement on Form S-3 permitting the sale of 10,000,000 shares of our common stock and $50.0 million of other securities.

On May 27, 2015, we closed a follow-on offering of 2,750,000 shares of common stock, under our shelf registration statement, at a price to the public of $17.75 per share, resulting in net proceeds to the Company of $45.4 million after deducting underwriting discounts and commissions of approximately $2.9 million and costs of the offering of approximately $0.4 million.

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

Cash flows

As of June 30, 2016, we had $69.2 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in assets held in restriction.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015	Difference
Net cash used in operating activities	$(25,542)	$(22,215)	$(3,327)
Net cash used in investing activities	(1,795)	(24,005)	22,210
Net cash provided by financing activities	466	46,061	(45,595)

(Decrease) increase in cash and cash equivalents	$(26,871)	$(159)	$(26,712)

Operating activities

Net cash used in operating activities was $25.5 million and $22.2 million for the 2016 Period and 2015 Period, respectively. The increase in cash used in operating activities of $3.3 million was primarily due to an increase in our net loss of $1.1 million and a decrease in accrued expenses of $0.2 million in the 2016 Period compared to an increase in accrued expenses of $2.8 million in the 2015 Period.

Investing activities

Net cash used in investing activities for was $1.8 million and $24.0 million for the 2016 Period 2015 Period, respectively. Net cash used in investing activities for the periods presented relates to purchases and maturities of investments held-to-maturity, purchases of property and equipment, primarily laboratory equipment, and changes in assets held in restriction.

Financing activities

Net cash provided by financing activities was $0.5 million and $46.1 million for the 2016 Period and the 2015 Period, respectively. In 2015, net proceeds from our follow-on offering of common stock was approximately $45.4 million.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, including the costs to defend the Alnylam trade secret misappropriation claim against us, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated development activities. However, based on our current operating plan, we continue to believe that our cash and cash equivalents, excluding any potential option exercise fees or milestone payments, will be sufficient to meet our anticipated cash requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Until such time, if ever, we generate product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements in a reasonable timeframe would have a negative impact on our financial condition, and may cause us to reduce our headcount or reduce spending on our clinical and pre-clinical programs and the development of our product candidates.

Please see the risk factors set forth in Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of June 30, 2016 (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$7,240	$1,559	$3,259	$2,422	$—

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $0.1 million per month.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2016, we had cash and cash equivalents and held-to-maturity investments of $69.2 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended June 30, 2016, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any, that are approved for commercial sale. As of June 30, 2016, we had $69.2 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our anticipated level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of securities, debt financings, credit and loan facilities and payments received under our collaborations and license agreement with KHK. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce or terminate our research and development programs, pre-clinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities.

We are a clinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid

(RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of June 30, 2016, we had an accumulated deficit of $227.5 million. For the six months ended June 30, 2016 and the years ended December 31, 2015, 2014 and 2013, our net loss was $31.3 million, $62.8 million, $47.9 million and $18.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We plan to develop a pipeline of product candidates using our DsiRNA and GalXC molecules and delivery technologies for rare inherited diseases involving the liver and cancers that are genetically defined. We believe that product candidates identified with our drug discovery and delivery platform may offer an improved therapeutic approach to small molecules and monoclonal antibodies, as well as several advantages over earlier generation RNAi molecules. However, the scientific research that forms the basis of our efforts to develop product candidates based on the therapeutic modality RNAi and the identification and optimization of DsiRNA and GalXC is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on RNAi and DsiRNA is both preliminary and limited.

Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that DsiRNA or GalXC does not possess certain properties required for a drug to be effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into DsiRNA or GalXC. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on DsiRNA may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as DCR-PH1 and DCR-MYC, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

Further, the U.S. Food and Drug Administration (FDA) has relatively limited experience with RNAi and DsiRNA or GalXC based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using RNAi, DsiRNA or GalXC, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on DsiRNA or GalXC prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

With our focus on the emerging therapeutic modality RNAi, these risks may increase to the extent the space becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the U.S., the European Union and Japan. For instance, during the second quarter of 2016, we initiated the Phase 1 dose escalation trial for DCR-PH1, a treatment for the rare genetic disorder Primary Hyperoxaluria Type 1 (PH1) with the gene encoding the liver metabolic enzyme glycolate oxidase as our target. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We do not own manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include lipid nanoparticle components, oligonucleotide, and custom amidites all of which we procure from a single source supplier on a purchase order basis. In addition, for each product candidate we currently contract with only one drug product formulation manufacturer for the encapsulation of the oligonucleotide in a lipid particle. There can be no assurance that our supply of research and development, preclinical study and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug product formulation manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

In July, 2016, a single batch of our DCR-MYC drug product failed to meet manufacturing specifications, and thus has not been released for clinical use. As a result of this batch failure, we may experience shortages in clinical supply or an eventual stock out of DCR-MYC drug product, which would potentially impact our DCR-MYC clinical trial programs, including our PNET and HCC trials. We are currently investigating the root causes of the issue observed. We plan to petition the FDA to determine if we can utilize the non-conforming material, if required, should our existing supply of product not be sufficient to treat patients already enrolled in the study. However, there is no guarantee that the FDA will allow us to use the non-conforming material in our studies. If we are at any time unable to provide an uninterrupted supply of our products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, and our trials may be adversely affected, which could materially and adversely affect our trial outcome.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practices (cGMPs). In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints and/or stock-outs of our products, be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of multiple companies that are working in the field of RNAi therapeutics, including a major pharmaceutical company, Takeda Pharmaceutical Company Limited, and biopharmaceutical companies such as Alnylam, which in March 2014 acquired Sirna Therapeutics, Inc. from Merck & Co., Inc., Arbutus, with which we have license and development and supply agreements, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc., Wave Life Sciences, Benitec Biopharma Limited and Arcturus Therapeutics. In particular, Arrowhead holds a non-exclusive license to the same patent rights of City of Hope (COH) and Integrated Data Technologies, Inc. (IDT) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with some of our product candidates. In March 2015 Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three pre-clinical RNAi candidates for which Novartis has developed varying amounts of preclinical data. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There are also competitors to our proprietary product candidates currently in development, some of which may become commercially available before our product candidates. For example, Alnylam announced in the third quarter of 2014 a new RNAi-based program for treatment of PH1. OxThera also has a competing approach to PH1 treatment, currently in Phase 2 clinical trials, that is not RNAi based. The drug candidates of either Alnylam or OxThera for the treatment of PH1 may become commercially available before or perform more effectively than DCR- PH1, our investigational treatment for PH1.

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

Our success largely depends on the continued service of key management and other specialized personnel, including Douglas M. Fambrough, III, Ph.D., our chief executive officer, Pankaj Bhargava, M.D., our chief medical officer, Bob D. Brown, Ph.D., our chief scientific officer, John B. Green, our chief financial officer, and James B. Weissman, our chief business officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

We have a legal entity physically located in the United Kingdom (U.K.), which we established in order to conduct clinical trials in EU member states. On June 23, 2016, the U.K. held a referendum in which voters approved an exit from the E.U., commonly referred to as “Brexit.” The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. No announcement has been made by the U.K. government as to when it intends to deliver any notice of withdrawal. It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and European Union member states to determine the future terms of the United Kingdom’s relationship with the European Union. This could lead to a period of considerable uncertainty and could impact our regulatory process in Europe.

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

As of June 30, 2016, we had $69.2 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of August 1, 2016, our patent estate, including the patents and patent applications that we have licensed from COH, along with one of their affiliates, included over 20 issued patents and over 70 pending patent applications supporting commercial development of our DsiRNA molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Research and development of RNAi-based therapeutics and other oligonucleotide-based therapeutics has resulted in many patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. Our efforts are based on RNAi technology that we have licensed (DsiRNA) and that we have developed internally and own (GalXC). We have chosen this approach to increase our likelihood of technical success and our freedom to operate. We have obtained grants and issuances of RNAi, RNAi therapeutic and DsiRNA patents and have licensed other patents from third parties on an exclusive or non-exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics, DsiRNA and GalXC therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering: (1) certain aspects of the structure and uses of DsiRNA and GalXC molecules, including their manufacture and use as therapeutics, and RNAi-related mechanisms, (2) chemical modifications to DsiRNA and GalXC molecules that improve their properties and suitability for therapeutic uses, (3) DsiRNA and GalXC molecules directed to specific gene sequences and drug targets as treatments for particular diseases and (4) delivery technologies, such as in the field of lipid nanoparticles and lipid nanoparticle formulation, and chemical modifications such as conjugation to targeting moieties.

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

Patent applications in the U.S. and elsewhere are generally published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending claims in patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third party intellectual property right holders may also bring patent infringement claims against us. No such infringement actions have been brought against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve any future infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might also be forced to redesign product candidates so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

As the field of RNAi therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, re-examination, opposition, post-grant review, inter partes review, nullification, derivation action, or cancellation proceedings, in various patent offices relating to patent rights in the RNAi therapeutics field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our DsiRNA or GalXC technology or any of our product candidates. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi therapeutics.

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need to apply to our DsiRNA and GalXC therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for DsiRNA or GalXC drugs we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be unable to market products or perform research and development or other activities covered by these patents.

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

To the extent that we do not have exclusive rights in the patents covered by the license granted to us by COH, we cannot prevent third parties from developing DsiRNA based product candidates in competition with certain of our DsiRNA products. Prior to entering into the license with us, COH had entered into a non-exclusive license with a third party with respect to such patent rights to manufacture, use, import, offer for sale and sell products covered by the licensed patent rights for the treatment or prevention of disease in humans (excluding viruses and delivery of products into the eye or ear). While we believe that such non-exclusive license has been terminated, COH has informed us that a sublicensee to that non-exclusive license was permitted to enter into an equivalent non-exclusive license which, to our knowledge, is subsisting with Arrowhead, as successor to the non-exclusive license holder. As successor to the non-exclusive license holder, we believe that Arrowhead has substantially similar access to the same patent rights related to DsiRNA technology granted to us under our license with COH. Arrowhead is developing RNA-based therapeutics for the treatment of diseases of the liver, which may directly compete with our product candidates. In addition, the U.S. government has certain rights to the inventions covered by the patent rights and COH, as an academic research and medical center, has the right to practice the licensed patent rights for educational, research and clinical uses. If Arrowhead or another party develops, manufactures, markets and sells any product covered by the same patent rights and technologies that compete with ours, it could significantly undercut the value of any of our product candidates, which would materially adversely affect our revenue, financial condition and results of operations.

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

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Any trademark litigation could be expensive. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through August 2, 2016, our stock had high and low closing sale prices in the range of $46.00 and $2.70 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

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

As of June 30, 2016, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 67.0 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. As of August 2, 2016, 190,219 shares of common stock were reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 5,292,506 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise price of outstanding options or warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 2, 2016, we have 20,753,001 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not have any unregistered sales of equity securities during the period covered by this report.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

4.1(1)	Dicerna Pharmaceuticals, Inc. 2016 Inducement Plan.++

4.2(1)	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.++

10.1(2)	Offer Letter dated as of January 14, 2016 by and between the Company and John B. Green.++

10.2(3)	Employment Agreement dated as of April 14, 2016 by and between the Company and John B. Green.++

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(3)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 10, 2016.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 10, 2016.
(3)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: August 4, 2016	By:	/s/ John B. Green, CPA
John B. Green, CPA
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

4.1(1)	Dicerna Pharmaceuticals, Inc. 2016 Inducement Plan.++

4.2(1)	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.++

10.1(2)	Offer Letter dated as of January 14, 2016 by and between the Company and John B. Green.++

10.2(3)	Employment Agreement dated as of April 14, 2016 by and between the Company and John B. Green.++

31.2(3)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(3)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 (unaudited) and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.*
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 10, 2016.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 10, 2016.
(3)	Filed herewith.