Form 10-Q
period 2016-09-30
Dicerna Pharmaceuticals Inc
filed 2016-11-07
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, there were 20,753,001 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funds for our operations;

•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug (IND) application, New Drug Application (NDA) and other regulatory submissions;

•	our ability to identify and develop product candidates for treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved products candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our dependence on our existing collaborator, Kyowa Hakko Kirin Co., Ltd. (KHK), for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under our research collaboration and license agreement with KHK or arrangement with any future collaborator;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our” and the “Company” refer to Dicerna Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,544	$56,058
Held-to-maturity investments	25,002	38,551
Prepaid expenses and other current assets	1,836	1,532

Total current assets	59,382	96,141
NONCURRENT ASSETS:
Property and equipment—net	2,373	2,684
Assets held in restriction	1,116	1,116
Other noncurrent assets	78	82

Total noncurrent assets	3,567	3,882

TOTAL ASSETS	$62,949	$100,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,657	$2,621
Accrued expenses and other current liabilities	6,160	6,380

Total current liabilities	9,817	9,001

TOTAL LIABILITIES	9,817	9,001

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized at September 30, 2016 and December 31, 2015; 20,753,001 and 20,594,575 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	294,864	287,263
Accumulated deficit	(241,734)	(196,243)

Total stockholders’ equity	53,132	91,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$62,949	$100,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$162	$—	$162	$184
Operating expenses:
Research and development	10,061	12,142	32,357	32,708
General and administrative	4,338	4,857	13,478	14,822

Total operating expenses	14,399	16,999	45,835	47,530

Loss from operations	(14,237)	(16,999)	(45,673)	(47,346)

Interest income	61	55	182	142

Net loss	$(14,176)	$(16,944)	$(45,491)	$(47,204)

Net loss per share—basic and diluted	$(0.68)	$(0.82)	$(2.20)	$(2.47)
Weighted average shares outstanding—basic and diluted	20,752,416	20,592,840	20,708,600	19,097,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands, except share and per share data)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,491)	$(47,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	627	529
Net amortization of premium/discount on investments	65	100
Stock-based compensation	7,067	7,374
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(300)	(459)
Accounts payable	983	133
Accrued expenses and other liabilities	(108)	3,998

Net cash used in operating activities	(37,157)	(35,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in assets held in restriction	—	264
Purchases of property and equipment	(375)	(995)
Maturities of held-to-maturity investments	33,500	53,500
Purchases of held-to-maturity investments	(20,016)	(36,130)

Net cash provided by investing activities	13,109	16,639

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	561	403
Settlement of restricted stock for tax withholding	(27)	(75)
Proceeds from public offering of common stock, net of costs	—	45,438

Net cash provided by financing activities	534	45,766

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(23,514)	26,876
CASH AND CASH EQUIVALENTS — Beginning of period	56,058	26,067

CASH AND CASH EQUIVALENTS — End of period	$32,544	$52,943

SUPPLEMENTAL CASH FLOW INFORMATION:
Property and equipment purchases included in accounts payable and accrued expenses	$52	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands, except share and per share data)

1. Description of Business and Basis of Presentation

Nature of business

Dicerna Pharmaceuticals, Inc. and its subsidiaries (the Company) is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered RNA interference (RNAi)-based pharmaceuticals using our GalXC ™ RNAi platform for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, cardiovascular diseases, and viral infectious diseases. All of the Company’s GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the mRNA of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. The Company’s approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. These proprietary molecules are generally referred to as Dicer Substrate short-interfering RNAs (DsiRNAs). Our GalXC RNAi platform utilizes a particular Dicer Substrate structure configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.

The Company is using its proprietary GalXC RNAi platform to build a broad pipeline in these therapeutic areas. The Company intends to discover, develop and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners.

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

The Company’s ability to fund its planned preclinical and clinical operations, including completion of its clinical trials, will depend on its ability to raise capital through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. If we are unable to generate funding from one or more of these sources within a reasonable timeframe, we may have to delay, reduce or terminate our research and development programs, pre-clinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the next 12 months. We cannot predict whether additional funding will be available to us on acceptable terms or at all.

In May 2015, the Company completed the sale of 2,750,000 shares of common stock in a public offering of its common stock at a price to the public of $17.75 per share, resulting in proceeds to the Company of $45.4 million after deducting underwriting discounts and commissions of approximately $2.9 million and offering costs incurred by the Company of approximately $0.4 million.

In September 2016, the Company announced that it transitioned its development program for primary hyperoxaluria (PH) to its GalXC-based DCR-PHXC product candidate from DCR-PH1, a lipid nanoparticle (LNP) formulated RNAi compound. DCR-PH1 was being studied in two clinical trials; one in patients with PH type 1 (PH1) and another in normal healthy volunteers. As part of this transition, the clinical studies for DCR-PH1 are being discontinued. The Company also announced the discontinuation of development efforts on its proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, which was being studied in two clinical trials; a Phase 1 trial in patients with advanced solid tumors and hematological malignancies, including an expansion cohort in patients with pancreatic neuroendocrine tumors; and a Phase 1b/2 trial in patients with advanced hepatocellular carcinoma. Both clinical studies for DCR-MYC are being discontinued.

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA and GalXC molecules, drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through public offerings of our common stock, private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees, preclinical payments under our research collaboration and license agreement with the global pharmaceutical company Kyowa Hakko Kirin Co., Ltd. (KHK) and from government grants. More particularly, since our inception and through September 30, 2016, we have raised an aggregate of $266.9 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.3 million was from a federal government grant from the National Institutes of Health (NIH) covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK and $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010. As of September 30, 2016, we had cash and cash equivalents and held-to-maturity investments of $57.5 million and we also had $1.1 million in assets held in restriction.

Basis of presentation and consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for a complete set of financial statements. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2016 and results of operations and cash flows for the interim periods ended September 30, 2016 and 2015. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any other future year.

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

Recent Accounting Pronouncements

Stock Compensation

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

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting. The guidance also eliminates the current real estate-specific provisions for all entities. For calendar-year public entities, the guidance becomes effective in 2019 and interim periods within that year. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a prospective basis, and it did not have an effect on the Company’s consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was originally pronounced to become effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On July 9, 2015, the FASB decided to defer the effective date of the ASU by one year. As a result, the Company will be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect, if any, the adoption of this guidance will have on its consolidated financial statements through December 31, 2015 as the Company has yet to record revenue from contracts with customers.

2. Revenue Recognition

NIH Grants

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded the Company a grant related to cancer treatment research. The project period for this grant covered a six month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. In August 2016, the NCI awarded an additional $2.0 million for a second phase of the grant covering the period September 1, 2016 to February 28, 2018. Of this amount, $1.0 million is committed funding and the additional funding commitment is expected in the third quarter of 2017, subject to NCI approval and availability of funds. The Company recognized zero and $0.2 million of revenue associated with the NIH grant awards for the three and nine month periods ended September 30, 2015, respectively, and $0.1 million of revenue for the three and nine month periods ended September 30, 2016.

3. Held-to-maturity investments

The Company invests its excess cash balances in short-term fixed-income investments. The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

The following tables provide information relating to held-to-maturity investments:

At September 30, 2016:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$25,002	$14	$—	$25,016

At December 31, 2015:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. Government treasury and agency securities	$38,551	$—	$(47)	$38,504

The amortized cost and fair value of held-to-maturity investments by contractual maturities at September 30, 2016, are as follows (in thousands):

	Held-to-Maturity
	Amortized Cost	Fair Value
Maturing in one year or less	$25,002	$25,016

Total	$25,002	$25,016

4. Stock-Based Compensation

Stock option grants to employees

During the three and nine month periods ended September 30, 2016, the Company granted stock options to purchase 30,000 and 1,475,275 shares of common stock to employees with grant date fair values of $0.1 million and $6.9 million, respectively, compared to 195,700 and 1,045,626 shares of common stock with grant date fair values of $1.0 million and $10.3 million, for the comparable three and nine month periods in 2015. Employee stock-based compensation for the three and nine month periods ended September 30, 2016 were $2.3 million and $7.1 million as compared to $2.4 million and $7.2 million, respectively, for the comparable 2015 periods. The assumptions used to estimate the grant date fair value for 2016 and 2015 grants were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Stock price	$3.21	$3.21 – $9.09
Expected option term (in years)	6.25	5.50 – 6.25
Expected volatility	76.1%	70.9% – 76.1%
Risk-free interest rate	1.17%	1.17% – 1.71%
Expected dividend yield	0.00%	0.00%

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Stock price	$8.21	$8.21 – $24.03
Expected option term (in years)	6.25	5.50 – 6.25
Expected volatility	71%	67% – 71%
Risk-free interest rate	1.54%	1.51% – 1.81%
Expected dividend yield	0.00%	0.00%

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

A summary of the Company’s assets that are measured or disclosed at fair value as of September 30, 2016 and December 31, 2015 are presented below:

Description	At September 30, 2016	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$27,821	$27,821	$—	$—
Held-to-maturity investments
U.S. treasury securities	25,015	—	25,015	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$53,952	$27,821	$26,131	$—

Description	At December 31, 2015	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$45,557	$45,557	$—	$—
Held-to-maturity investments
U.S. treasury securities	38,504	—	38,504	—
Assets held in restriction
Money market fund	1,116	—	1,116	—

Total	$85,177	$45,557	$39,620	$—

The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of September 30, 2016 and December 31, 2015, respectively.

The Company’s assets held in restriction bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value and the financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2016 and December 31, 2015, respectively.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are observable inputs as of September 30, 2016 and December 31, 2015, respectively.

For the three and nine month periods ended September 30, 2016 and 2015 there were no transfers between Level 1 and Level 2.

6. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement obligates the Company to minimum lease payments totaling $9.6 million over the six-year lease term. The lease commenced on December 1, 2014. As part of the lease agreement, the Company established a $1.1 million letter of credit, secured by a money market account which is included in assets held in restriction at September 30, 2016 and December 31, 2015. As of September 30, 2016, the remaining lease obligations were $6.9 million, of which $1.6 million is payable within the next year.

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

The Company is required to pay an annual license maintenance fee, reimburse the Medical Center for patent costs incurred, and pay an amount within the range of $5.0 million to $10.0 million upon the achievement of certain milestones, and royalties on future sales, if any. There were no sublicense and other fees accrued at September 30, 2016 and December 31, 2015. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to the Medical Center. The Company recorded research and development expense, related to the agreement with the Medical Center, of zero and $0.1 million for the three and nine month periods ended September 30, 2016 and 2015, respectively.

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

The Company has paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by the Company under the agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $0.1 million to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sale revenue of any licensed product candidates sold by the Company. The Company did not record any research and development expense, related to this agreement, during the three and nine month periods ended September 30, 2016 and 2015, respectively.

Arbutus Biopharma Corporation license agreement

In November 2014, the Company signed a licensing and collaboration agreement with Arbutus Biopharma Corporation (Arbutus) to license Arbutus’ LNP delivery technology for exclusive use in the Company’s primary hyperoxaluria type 1 (PH1) development program. The Company will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of September 30, 2016, the Company paid $3.0 million in cumulative license fees. There were no license fees recorded in the three and nine month periods ended September 30, 2016 and 2015, respectively. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

Carnegie Institution of Washington license agreement

In January 2009, the Company entered into a license agreement with the Carnegie Institution of Washington (Carnegie), pursuant to which Carnegie has granted to us a worldwide, non-exclusive license under certain of its patents and patent applications relating to genetic inhibition by double-stranded RNA molecules for internal research, screening and development of product candidates for human and non-human diagnostic and therapeutic uses. We have paid Carnegie a one-time upfront fee and will in addition pay an annual license fee during the term of the agreement. We are further obligated to make two additional payments of $0.1 million each upon achievement of the filing with the FDA of an NDA for a licensed product candidate and the first commercial sale of a licensed product candidate or licensed method. Carnegie is entitled to receive royalties on any net sale revenue from licensed product candidates sold by us, with the royalty rate to be further negotiated between Carnegie and us in good faith reflecting customary rates in the industry.

The agreement will terminate with respect to each licensed product candidate upon the last to expire of any valid claim within the licensed patent rights. Each party may terminate the agreement upon any uncured material breach by the other party. We may terminate the agreement at any time for any reason upon written notice to Carnegie. Any patents associated with this license will expire in 2018, removing any obligations. The Company recorded research and development expense, related to the agreement with Carnegie, of zero and $0.03 million for the three and nine month periods ended September 30, 2016 and 2015, respectively.

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

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities outstanding as of September 30, 2016 and December 31, 2015.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered RNA interference (RNAi)-based pharmaceuticals using our GalXC™ RNAi platform for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, cardiovascular diseases, and viral infectious diseases. Within these therapeutic areas, we believe our GalXC RNAi platform will allow us to build a broad pipeline with commercially attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g, dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene. Within our therapeutic areas, we seek to focus our drug discovery and development efforts on target genes where the connection between that target gene and the disease is well understood and documented.

The GalXC RNAi platform supports the Company’s long-term strategy to retain a full or substantial ownership stake and invest internally for diseases with focused patient populations, such as certain rare diseases, as we see such diseases as representing opportunities that carry high probabilities of success, have easily identifiable patient populations and a limited number of centers of excellence to facilitate reaching these patients, and have the potential for more rapid clinical development programs. For more complex diseases with multiple gene dysfunctions and larger patient populations, we plan to pursue partnerships that can provide the enhanced scale, resources and commercial infrastructure required to maximize these prospects.

GalXC Development Programs

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. In addition to DCR-PHXC, which is in preclinical development, the Company expects to launch two more GalXC programs in 2016: one will focus on cardiovascular disease by targeting the PCSK9 gene; the other will focus on an undisclosed rare disease. The Company has the capacity to launch up to three additional programs annually, with the intent to advance five programs into the clinic by the end of 2019. Our 2016 development programs are as follows:

•	Primary Hyperoxaluria (PH). We are developing DCR-PHXC for the treatment of PH. PH is a rare inborn error of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and to other tissues in the body. In preclinical models of PH, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition. DCR-PHXC is in preclinical development, and is advancing into IND-enabling studies. We plan to file an Investigational New Drug (IND) submission or Clinical Trial Application (CTA) for DCR-PHXC in late 2017 and commence human clinical trials shortly thereafter. In the third quarter of 2016, we announced that we transitioned our PH program to DCR-PHXC from DCR-PH1, a lipid nanoparticle (LNP) formulated RNAi compound. The LNP delivery system was obtained through a licensing agreement with Arbutus Biopharma Corporation (formerly known as Tekmira Pharmaceuticals Corporation). DCR-PH1 was being studied in two clinical trials, DCR-PH1-101 in patients with primary hyperoxaluria type 1 (PH1) and DCR-PH1-102 in normal healthy volunteers (NHVs). We presented initial data from the NHV study at the 17th Congress of the International Pediatric Nephrology Association (IPNA) in Iguaçu, Brazil on September 22, 2016. We believe these data provide the proof of concept for the pharmacological activity of RNAi-based therapy in PH.

•	Hypercholesterolemia (PCSK9 targeted therapy). We are using our GalXC RNAi platform to develop a therapeutic that targets the PCSK9 gene for the treatment of hypercholesterolemia. PCSK9 is a validated target for hypercholesterolemia, and there are FDA-approved therapies targeting PCSK9 that are based on monoclonal antibody (MAb) technology. Based on preclinical studies, we believe that our GalXC RNAi platform can produce a PCSK9-targeted therapy with more attractive commercial properties than existing MAb therapies, based on comparatively smaller subcutaneous injection volumes and less frequent dosing, while providing equal or superior control of serum cholesterol.

•	An undisclosed rare disease involving the liver. We are developing a GalXC-based therapeutic, targeting a liver-expressed gene involved in a serious rare disease. For competitive reasons we have not yet publicly disclosed the target gene or disease. We have selected this target gene and disease based on criteria that include having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning, and what we believe is a rapid projected path to approval.

•	2017 development programs. We are currently using our GalXC RNAi platform to evaluate a series of target genes in multiple disease states. In 2017, we expect to initiate programs targeting the hepatitis B virus, as well as two additional programs from our core therapeutic areas.

In addition to our GalXC development programs, we have partnered our early generation, non-GalXC RNAi technology against two targets, the KRAS oncogene and an additional undisclosed gene, with the global pharmaceutical company Kyowa Hakko Kirin Co., Ltd. (KHK) to use for development in oncology and formulated using KHK’s proprietary drug delivery system. KHK is responsible for global development of the KRAS program, including all development expenses. For the KRAS product candidate, we retain an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. We are also developing, with KHK, a therapeutic candidate targeting a second cancer-related gene, which we are not identifying at this time. For each product candidate in our collaboration with KHK, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each such product candidate. We expect that our strategy to partner the development of product candidates will help us fund the costs of clinical development and enable us to diversify risk across a number of programs. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials.

We have also developed a wholly-owned clinical candidate, DCR-BCAT, targeting the ß-catenin oncogene for tumors believed to be driven by activating mutations in ß-catenin or other tumor-driving genes in the Wnt signaling pathway. In multiple animal models including both colorectal carcinoma and hepatocellular carcinoma tumor models, DCR-BCAT has shown anti-tumor efficacy in tumors driven by ß-catenin and/or Wnt signaling pathway mutations. DCR-BCAT is based on an extended version of our earlier generation Dicer Substrate RNAi technology and is delivered by an advanced version of our lipid LNP tumor delivery system, EnCoreTM. We plan to out-license or spin-out the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.

In oncology, we directed our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, which was being investigated in two clinical trials: a Phase 1 trial in patients with advanced solid tumors and hematological malignancies, including an expansion cohort in patients with pancreatic neuroendocrine tumors; and a Phase 1b/2 trial in patients with advanced hepatocellular carcinoma (HCC). MYC is an oncogene frequently amplified or overexpressed in a wide variety of tumor types. In September 2016, we announced our plan to discontinue the clinical development programs for DCR-MYC. While preliminary data from the DCR-MYC-101trial provided evidence of clinical response and molecular knockdown of MYC in patients, the early efficacy results from DCR-MYC-101 and DCR-MYC-102 in HCC did not meet the Company’s expectations to warrant further development. Data from these studies was presented at the Oligonucleotide Therapeutics Society Conference on September 28, 2016.

Since our inception in October 2006, we have devoted substantial resources to the research and development of DsiRNA and GalXC molecules, drug delivery technologies and the protection and enhancement of our intellectual property estate. We have no products approved for sale and all of our revenue to date has been collaboration revenue or government grant revenue. To date, we have funded our operations primarily through public offerings of our common stock, private placements of preferred stock and convertible debt securities, from research funding, license fees, option exercise fees, preclinical payments under our research collaboration and license agreement with KHK and from government grants. More particularly, since our inception and through September 30, 2016, we have raised an aggregate of $266.9 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.3 million was from a federal government grant from the National Institutes of Health (NIH) covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK and $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010. As of September 30, 2016, we had cash and cash equivalents and held-to-maturity investments of $57.5 million and we also had $1.1 million in assets held in restriction.

On May 27, 2015, we completed a follow-on offering of our common stock, in which we issued and sold a total of 2,750,000 shares of common stock, at a public offering price of $17.75 per share. We received net proceeds of approximately $45.4 million after deducting underwriting commissions and discounts and offering expenses payable by us.

Since inception, we have incurred significant operating losses. Our net loss was $45.5 million, and $47.2 million for the nine months ended September 30, 2016 and 2015, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with our research and clinical programs and from general and administrative costs associated with our operations. We recognized $0.1 million of revenue in the three and nine months ended September 30, 2016 and zero and $0.2 million of revenue in the comparable periods in 2015. Our cumulative revenues to date have been generated through our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. As of September 30, 2016, we had an accumulated deficit of $241.7 million. We expect to continue to incur significant and potentially increasing losses in the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses may increase as we:

•	advance our product candidates into preclinical development;

•	conduct clinical trials of our current and other potential product candidates;

•	continue our research and development efforts, including to expand our pipeline and to enhance our technology platform;

•	increase research and development related activities for the discovery and development of additional product candidates;

•	manufacture clinical study materials and develop large-scale manufacturing capabilities;

•	seek regulatory approval for our product candidates that successfully complete clinical trials;

•	maintain, expand and protect our intellectual property portfolio;

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts;

•	respond to and defend ourselves against complaints and potential litigation, including the Alnylam complaint of misappropriation of confidential information; and

•	operate as a public company.

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

Since the initiation of the research collaboration and license agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. As of September 30, 2016, we have received total payments to date of $17.5 million from KHK under the research collaboration and license agreement.

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

In November 2014, we entered into a licensing and collaboration agreement with Arbutus to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program. We will use Arbutus’ LNP technology to deliver DCR-PH1, for the treatment of PH1. As of September 30, 2016, we had paid a total of $3.0 million in license fees to Arbutus. Arbutus is entitled to receive additional payments of $22.0 million in aggregate development milestones, plus a mid-single-digit royalty on future PH1 sales. This partnership also includes a supply agreement with Arbutus providing clinical drug supply and regulatory support.

In January 2009, we entered into a license agreement with the Carnegie Institution of Washington (Carnegie), pursuant to which Carnegie has granted to us a worldwide, non-exclusive license under certain of its patents and patent applications relating to genetic inhibition by double-stranded RNA molecules for internal research, screening and development of product candidates for human and non-human diagnostic and therapeutic uses. We have paid Carnegie a one-time upfront fee and will in addition pay an annual license fee during the term of the agreement. We are further obligated to make two one-time additional payments in the aggregate amount of $0.1 million upon achievement of the filing with the FDA of an NDA for a licensed product candidate and the first commercial sale of a licensed product candidate or licensed method. Carnegie is entitled to receive royalties on any net sale revenue from licensed product candidates sold by us, with the royalty rate to be further negotiated between Carnegie and us in good faith reflecting customary rates in the industry. The Company recorded research and development expense, related to the agreement with Carnegie, of zero and $0.03 million for the three and nine month periods ended September 30, 2016 and 2015, respectively.

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

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue. For each product candidate under our research collaboration and license agreement with KHK, we are also entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. We did not receive any royalty payments during the three and nine month periods ended September 30, 2016 or 2015.

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covered a six month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. In August 2016, the NCI awarded an additional $2.0 million for a second phase of the grant covering the period September 1, 2016 to February 28, 2018. Of this amount, $1.0 million is committed funding and the additional funding commitment is expected in the third quarter of 2017, subject to NCI approval and availability of funds. The Company recognized zero and $0.2 million of revenue associated with the NIH grant awards for the three and nine month periods ended September 30, 2015, respectively, and $0.1 million of revenue for the three and nine month periods ended September 30, 2016.

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

In the rare disease area, we are developing DCR-PHXC for the treatment of PH. PH is a rare inborn error of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and to other tissues in the body. In preclinical models of PH, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition. DCR-PHXC is in preclinical development, and is advancing into IND-enabling studies. We plan to file an Investigational New Drug (IND) submission or Clinical Trial Application (CTA) for DCR-PHXC in late 2017 and commence human clinical trials shortly thereafter.

In September 2016, we announced that we transitioned our PH program to DCR-PHXC from DCR-PH1, a lipid nanoparticle (LNP) formulated RNAi compound. DCR-PH1 was being studied in two clinical trials, DCR-PH1-101 in patients with primary hyperoxaluria type 1 (PH1) and DCR-PH1-102 in normal healthy volunteers (NHVs). Both studies are being discontinued.

In oncology, we directed our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, which was being investigated in two clinical trials: a Phase 1 trial in patients with advanced solid tumors and hematological malignancies, including an expansion cohort in patients with pancreatic neuroendocrine tumors; and a Phase 1b/2 trial in patients with advanced hepatocellular carcinoma (HCC). MYC is an oncogene frequently amplified or overexpressed in a wide variety of tumor types. In September 2016, we announced its plan to discontinue the clinical development programs for DCR-MYC. While preliminary data from the DCR-MYC-101 trial provided evidence of clinical response and molecular knockdown of MYC in patients, the early efficacy results from DCR-MYC-101 and DCR-MYC-102 in HCC did not meet the Company’s expectations to warrant further development. Data from these studies was presented at the Oligonucleotide Therapeutics Society Conference on September 28, 2016.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 10, 2016. There have been no material changes to our critical accounting policies during the three or nine month periods ended September 30, 2016 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.

Recent Accounting Pronouncements

Stock Compensation

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

Leases

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). The ASU requires lessees to put most leases on their balance sheets as a liability for the obligation to make lease payments and as a right-of-use asset, but recognize expenses on the income statements in a manner similar to today’s accounting. The guidance also eliminates the current real estate-specific provisions for all entities. For calendar-year public entities, the guidance becomes effective in 2019 and interim periods within that year. Early adoption is permitted for all entities. The Company has not chosen early adoption for this ASU and is currently evaluating its effect on the Company’s consolidated financial statements.

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 simplifies the presentation of deferred income taxes by eliminating the separate classification of deferred income tax assets and liabilities into current and noncurrent amounts in the consolidated balance sheet statement of financial position. The amendments in the update require that all deferred tax assets and liabilities be classified as noncurrent in the consolidated balance sheet. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods therein and may be applied either prospectively or retrospectively to all periods presented. Early adoption is permitted. The Company has early adopted this standard in the fourth quarter of 2015 on a prospective basis, and it did not have an effect on the Company’s consolidated financial statements.

Going Concern

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The adoption of ASU 2014-15 is not expected to have a material impact on the Company’s consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers. This guidance was originally pronounced to become effective for fiscal years beginning after December 15, 2016, with early adoption not permitted. On July 9, 2015, the FASB decided to defer the effective date of the ASU by one year. As a result, the Company will be required to apply the new revenue standard to annual reporting periods beginning after December 15, 2017, and would be permitted to adopt the ASU early, but not before the original public organization effective date (annual periods beginning after December 15, 2016). Two adoption methods are permitted: retrospectively to all prior reporting periods presented, with certain practical expedients permitted; or retrospectively with the cumulative effect of initially adopting the ASU recognized at the date of initial application. The Company has not yet determined which adoption method it will utilize or the effect, if any, the adoption of this guidance will have on its consolidated financial statements through December 31, 2015 as the Company has yet to record revenue from contracts with customers.

Comparison of Three and Nine Month Periods Ended September 30, 2016 and 2015

The following table summarizes the results of our operations for the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,			NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	Increase (Decrease)	2016	2015	Increase (Decrease)
Revenue	$162	$—	$162	$162	$184	$(22)

Expenses:

Research and development	10,061	12,142	(2,081)	32,357	32,708	(351)
General and administrative	4,338	4,857	(519)	13,478	14,822	(1,344)

Total expenses	14,399	16,999	(2,600)	45,835	47,530	(1,695)

Loss from operations	(14,237)	(16,999)	2,762	(45,673)	(47,346)	1,673
Interest income	61	55	6	182	142	40

Net loss	$(14,176)	$(16,944)	$2,768	$(45,491)	$(47,204)	$1,713

Revenue

In April 2015, the National Cancer Institute (NCI), a division of the National Institutes of Health (NIH), awarded us a grant related to cancer treatment research. The project period for this grant covered a six month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. In August 2016, the NCI awarded an additional $2 million for a second phase of the grant covering the period September 1, 2016 to February 28, 2018. Of this amount, $1 million is committed funding and the additional funding commitment is expected in the third quarter of 2017, subject to NCI approval and availability of funds. The Company recognized zero and $0.2 million of revenue associated with the NIH grant awards for the three and nine month periods ended September 30, 2015, respectively, and $0.1 million of revenue for the three and nine month periods ended September 30, 2016.

We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2016	2015	Increase (Decrease)
Direct research and development expenses	$3,105	$4,232	$(1,127)
Platform-related expenses	3,254	4,221	(967)
Employee-related expenses	2,912	2,826	86
Facilities, depreciation and other expenses	790	863	(73)

Total	$10,061	$12,142	$(2,081)

Research and development expenses were $10.1 million for the three month period ended September 30, 2016 (“the 2016 Quarter”), as compared to $12.1 million for the three months ended September 30, 2015 (“the 2015 Quarter”). Direct research and development expenses were $3.1 million for the 2016 Quarter compared to $4.2 million for the 2015 Quarter. The decrease of $1.1 million is due to a decrease in manufacturing and toxicology testing activities, partially offset by an overall increase in clinical activities from initiating additional sites and enrolling patients in our clinical trials. Platform-related expenses were $3.2 million for the 2016 Quarter compared to $4.2 million for the 2015 Quarter. The decrease of $1.0 million is due to lower spending in discovery and early development as programs have advanced year over year into manufacturing and clinical testing, partially offset by additional pre-clinical studies for our new GalXC platform in 2016. Employee-related expenses and facilities, depreciation and other expenses have remained consistent between the 2016 Quarter and the 2015 Quarter.

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	Increase (Decrease)
Direct research and development expenses	$10,330	$12,255	$(1,925)
Platform-related expenses	9,257	9,998	(741)
Employee-related expenses	10,075	8,308	1,767
Facilities, depreciation and other expenses	2,695	2,147	548

Total	$32,357	$32,708	$(351)

Research and development expenses were $32.4 million for the nine month period ended September 30, 2016 (“the 2016 Period”), as compared to $32.7 million for the nine months ended September 30, 2015 (“the 2015 Period”). Direct research and development expenses were $10.3 million for the 2016 Period compared to $12.2 million for the 2015 Period. The decrease of $1.9 million is due to a decrease in manufacturing, and toxicology testing activities, partially offset by an overall increase in clinical activities from initiating additional sites and enrolling patients in our clinical trials during 2016. Platform-related expenses were $9.3 million for the 2016 Period compared to $10.0 million for the 2015 Period. The $0.7 million decrease was primarily due to lower spending in discovery and early development as programs have advanced year over year into manufacturing and clinical testing, partially offset by additional pre-clinical studies for our new GalXC platform in 2016. Employee-related expenses were $10.1 million for the 2016 Period compared to $8.3 million for the 2015 Period. The increase of $1.8 million was primarily due to an increase in headcount and an increase in stock-based compensation of $0.6 million. Facilities, depreciation and other expenses have increased by $0.5 million for the 2016 Period compared to the 2015 Period due to increased occupancy costs. We expect our research and development expenses to decrease over the next few months as the clinical development programs for DCR-PH1 and DCR-MYC wind down.

General and administrative expenses

General and administrative expenses were $4.3 million for the 2016 Quarter compared to $4.9 million for the 2015 Quarter. The decrease in the 2016 Quarter was due to a decrease in stock-based compensation of $0.4 million and a decrease of $0.1 million in other general and administrative expenses. For the 2016 Period, general and administrative expenses were $13.5 million compared to $14.8 million for the 2015 Period. The decrease in the 2016 Period was primarily due to a decrease in stock-based compensation of $0.7 million and a decrease of $0.6 million in travel, occupancy and other general and administrative expenses.

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

Liquidity and Capital Resources

Since our inception and through September 30, 2016, we have raised an aggregate of $266.9 million to fund our operations, of which approximately $45.4 million was from the May 2015 follow-on offering of common stock, $0.3 million was from a federal government grant from the NIH covering our work on cancer treatment research, $92.7 million was from the initial public offering of our common stock, which closed on February 4, 2014, $110.5 million was from the sale of preferred stock and convertible debt securities (including $3.0 million from the 2013 bridge note financing), $17.5 million was through our collaboration and license agreement with KHK and $0.5 million was from a federal government grant for our Qualifying Therapeutic Discovery Project in November 2010. As of September 30, 2016, we had cash and cash equivalents and held-to-maturity investments of $57.5 million and we also had $1.1 million in assets held in restriction.

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

On October 31, 2016, a universal shelf registration statement on Form S-3 permitting the sale of up to $150.0 million of our common stock and other securities was declared effective by the SEC.

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

Cash flows

As of September 30, 2016, we had $57.5 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in assets held in restriction.

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	Difference
Net cash used in operating activities	$(37,157)	$(35,529)	$(1,628)
Net cash provided by in investing activities	13,109	16,639	(3,530)
Net cash provided by financing activities	534	45,766	(45,232)

(Decrease) increase in cash and cash equivalents	$(23,514)	$26,876	$(50,390)

Operating activities

Net cash used in operating activities was $37.1 million and $35.5 million for the 2016 Period and 2015 Period, respectively. The $1.6 million increase in cash used in operating activities reflects a $1.7 million decrease in our net loss, offset by changes in working capital totaling $3.1 million and a $0.2 million decrease in non-cash items.

Investing activities

Net cash provided by investing activities was $13.9 million and $16.6 million for the 2016 Period and 2015 Period, respectively. The decrease in net cash provided by investing activities of $3.5 million was primarily due to the mix of purchases and maturities of investments held-to-maturity resulting in a decrease of $3.9 million offset by a decrease in purchases of property and equipment of $0.6 million.

Financing activities

Net cash provided by financing activities was $0.5 million and $45.8 million for the 2016 Period and the 2015 Period, respectively. In 2015, net proceeds from our follow-on offering of common stock was approximately $45.4 million.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of September 30, 2016 (in thousands):

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$6,857	$1,570	$3,284	$2,003	$—

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $0.1 million per month.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2016, we had cash and cash equivalents and held-to-maturity investments of $57.5 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended September 30, 2016, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint against the Company in the Superior Court of Middlesex Country, Massachusetts. The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (Merck) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc. (Sirna), which was subsequently acquired by Alnylam. The complaint seeks among other things, damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets. This matter could potentially cause us to incur significant additional legal fees and other costs to defend this action, and an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. We believe, however, that Alnylam’s allegations lack merit. We have filed an answer denying all liability, and we intend to continue to vigorously defend all claims asserted. We expect that a finding of liability against us is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding.

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

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any that are approved for commercial sale. As of September 30, 2016, we had $57.5 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of securities, debt financings, credit and loan facilities and payments received under our collaborations and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK). We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce or terminate our research and development programs, pre-clinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities.

We are a clinical stage biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a clinical stage biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNA interference (RNAi), a biological process in which ribonucleic acid (RNA) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of Dicer substrate RNA (DsiRNA) molecules and delivery technologies. We have had significant operating losses since our inception. As of September 30, 2016, we had an accumulated deficit of $241.7 million. For the nine months ended September 30, 2016 and the years ended December 31, 2015, 2014 and 2013, our net loss was $45.5 million, $62.8 million, $47.9 million and $18.5 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

To date, we have generated revenue primarily from the receipt of upfront research funding, license and option exercise fees and preclinical payments under our research collaboration and license agreement with KHK. We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials and the regulatory approval process for product candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our existing collaborators, or any future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third party alternatives for any approved product and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We plan to develop subcutaneously delivered RNAi based pharmaceuticals using our GalXC RNAi platform for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, cardiovascular diseases, and viral infectious diseases. We believe that product candidates identified with our drug discovery and delivery platform may offer an improved therapeutic approach to small molecules and monoclonal antibodies, as well as several advantages over earlier generation RNAi molecules. However, the scientific research that forms the basis of our efforts to develop product candidates based on the therapeutic modality RNAi and the identification and optimization of GalXC is relatively new. Further, the scientific evidence to support the feasibility of developing therapeutic treatments based on RNAi and GalXC is both preliminary and limited.

Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that GalXC does not possess certain properties required for a drug to be effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into GalXC. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on GalXC may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as DCR-PHXC, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable and the value of our common stock will decline.

Further, the U.S. Food and Drug Administration (FDA) has relatively limited experience with RNAi or GalXC based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using RNAi or GalXC, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on GalXC prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive cost and otherwise accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on GalXC technology, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable reimbursement for, any product candidates developed by us or our existing collaborator or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

We rely on third party supply and manufacturing partners to supply the materials, components and manufacturing services for our research and development, preclinical study and clinical trial drug supplies.

We do not own manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include oligonucleotides and custom amidites, some of which we procure from a single source supplier on a purchase order basis. In addition, for each product candidate we contract with only one manufacturer for the formulation and filling of drug product. There can be no assurance that our supply of research and development, preclinical study and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug substance manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with KHK, City of Hope, Carnegie Institution of Washington, Plant Bioscience Limited and Arbutus, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

As of September 30, 2016, we had $57.5 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, including the impact of U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the Securities and Exchange Commission and the Public Company Accounting Oversight Board. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of October 10, 2016, our worldwide patent estate, not including the patents and patent applications that we have licensed, included over 20 issued patents or allowed patent applications and over 100 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Research and development of RNAi-based therapeutics and other oligonucleotide-based therapeutics has resulted in many patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. Our efforts are based on RNAi technology that we have licensed and that we have developed internally and own. We have chosen this approach to increase our likelihood of technical success and our freedom to operate. We have obtained grants and issuances of RNAi-based patents and have licensed other patents from third parties on an exclusive or non-exclusive basis. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering: (1) certain aspects of the structure and uses of RNAi molecules, including their manufacture and use as therapeutics, and RNAi-related mechanisms, (2) chemical modifications to RNAi molecules that improve their properties and suitability for therapeutic uses, (3) RNAi molecules directed to specific gene sequences and drug targets as treatments for particular diseases and (4) delivery technologies, such as in the field of lipid nanoparticles and lipid nanoparticle formulation, and chemical modifications such as conjugation to targeting moieties.

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

While we believe our intellectual property allows us to pursue our current development programs, the biological process of RNAi is a natural process and cannot be patented. Several companies in the space are pursuing alternate methods to exploit this phenomenon and have built their intellectual property around these methods. For example, Alnylam controls three patent families containing both pending patent applications and issued patents (e.g., U.S. Patent Numbers 8,853,384 and 9,074,213, and European Patent EP 1 352 061 B1) that pertain to RNAi. These are referred to in their corporate literature as the “Tuschl family” (e.g. patents and applications claiming priority to WO2002/044321, filed November 29, 2001, and their priority filings) and the “Kreutzer-Limmer family” (e.g. patents and applications claiming priority to WO 2002/044895, filed January 29, 2000, WO 2002/055693, filed January 9, 2002, and their priority filings). Both families contain patent applications still in prosecution, with the applicants actively seeking to extend the reach of this intellectual property in ways that might strategically impact our business. Additional areas of intellectual property pursued by Alnylam and others include oligonucleotide delivery-related technologies (such as conjugation to targeting moieties) and oligonucleotides directed to specific gene targets. In addition, Silence Therapeutics owns patents directed to certain chemical modifications of RNAi molecules, including U.S. Patent Number 9,222,092, with a priority date of August 5, 2002.

Patent applications in the U.S. and elsewhere are generally published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our products or platform technology could have been filed by others without our knowledge. Additionally, pending claims in patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our products or the use of our products. Third party intellectual property right holders may also bring patent infringement claims against us. No such patent infringement actions have been brought against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve any future infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might also be forced to redesign product candidates so that we no longer infringe the third party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

As the field of RNAi therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, re-examination, opposition, post-grant review, inter partes review, nullification, derivation action, or cancellation proceedings, in various patent offices relating to patent rights in the RNAi therapeutics field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our RNAi technology or any of our product candidates. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi therapeutics.

There are many issued and pending patents that claim aspects of oligonucleotide chemistry and modifications that we may need to apply to our therapeutic candidates. There are also many issued patents that claim targeting genes or portions of genes that may be relevant for drugs we wish to develop. Thus, it is possible that one or more organizations will hold patent rights to which we will need a license. If those organizations refuse to grant us a license to such patent rights on reasonable terms, we may be unable to market products or perform research and development or other activities covered by these patents.

We license patent rights from third-party owners or licensees. If such owners or licensees do not properly or successfully obtain, maintain or enforce the patents underlying such licenses, or if they retain or license to others any competing rights, our competitive position and business prospects may be adversely affected.

We do, and will continue to, rely on intellectual property rights licensed from third parties to protect our technology. We are a party to a number of licenses that give us rights to third-party intellectual property that is necessary or useful for our business. In particular, we have a license from COH (on behalf of itself and IDT) to certain patent rights, which provide platform intellectual property for research and development of DsiRNA molecules employed in our collaborative programs with KHK. Pursuant to this agreement, we have a worldwide license from COH (subject to the pre-existing non-exclusive license) for the exploitation of key intellectual property rights in this respect, and COH and IDT retain ownership of the patents and patent applications to which we are licensed under the agreement. In addition, we have an exclusive worldwide license from Arbutus to their LNP technology for delivery of certain therapeutics to treat PH1, and Arbutus retains ownership of its patents. This technology could be important to us if we resume clinical development of DCR-PH1. We also may license additional third-party intellectual property in the future. Our success will depend in part on the ability of our licensors to obtain, maintain and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense our rights under our third-party licenses to KHK and may sublicense such rights to current or future collaborators or any future strategic partners. Any impairment of these sublicensed rights could result in reduced revenue under our collaboration agreement with KHK or result in termination of an agreement by one or more of our collaborators or any future strategic partners.

Certain third parties may also have rights in the patents related to DsiRNA included in the license granted to us by COH, including the core DsiRNA patent (U.S. 8,084,599), which could allow them to develop, market and sell product candidates in competition with ours.

To the extent that we do not have exclusive rights in the patents covered by the license granted to us by COH, we cannot prevent third parties from developing DsiRNA based product candidates in competition with certain of our GalXC products. Prior to entering into the license with us, COH had entered into a non-exclusive license with a third party with respect to such patent rights to manufacture, use, import, offer for sale and sell products covered by the licensed patent rights for the treatment or prevention of disease in humans (excluding viruses and delivery of products into the eye or ear). While we believe that such non-exclusive license has been terminated, COH has informed us that a sublicensee to that non-exclusive license was permitted to enter into an equivalent non-exclusive license which, to our knowledge, is subsisting with Arrowhead, as successor to the non-exclusive license holder. As successor to the non-exclusive license holder, we believe that Arrowhead has substantially similar access to the same patent rights related to technology granted to us under our license with COH. Arrowhead is developing RNA-based therapeutics for the treatment of diseases of the liver, which may directly compete with our product candidates. In addition, the U.S. government has certain rights to the inventions covered by the patent rights and COH, as an academic research and medical center, has the right to practice the licensed patent rights for educational, research and clinical uses. If Arrowhead or another party develops, manufactures, markets and sells any product covered by the same patent rights and technologies that compete with ours, it could significantly undercut the value of any of our product candidates, which would materially adversely affect our revenue, financial condition and results of operations.

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

•	Mandatory rebates for drugs sold under the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Discount Program has been extended to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	If the FDA were to reclassify any of our existing product candidates or choose to classify any of our future product candidates as biologics, then marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, the FDA may approve a biosimilar product to enter the market, which is likely to reduce the pricing for the innovator product and could affect our profitability if our products are classified as biologics.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through November 9, 2016, our stock had high and low closing sale prices in the range of $46.00 and $2.70 per share. The market price for our common stock may drop significantly as a result of many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	the success or failure of competitive products or technologies;

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors, our existing collaborator or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our or our competitors’ efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning our or our competitors’ collaborations, including but not limited to those with sources of manufacturing supply and commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements in connection with the follow-on public offering of our common stock with the holders of substantially all of our outstanding shares;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	general economic, industry and market conditions; and

•	developments concerning complaints or litigation against us.

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

As of September 30, 2016, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially own, in the aggregate, approximately 50.0 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. As of November 4, 2016, 579,715 shares of common stock were reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 5,192,354 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise price of outstanding options or warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 4, 2016, we have 20,753,001 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

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

Amendment to Employment Agreement

On November 4, 2016, the compensation committee of our board of directors approved an amended and restated employment agreement with John B. Green, our chief financial officer. The amended and restated employment agreement was entered into on November 4, 2016. The amended and restated employment agreement retains all of the prior terms except that it provides for full acceleration of the vesting of Mr. Green’s equity in the event of a change of control.

The foregoing description of the terms of the amended and restated employment agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreements, a copy of which is filed herewith.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Employment Agreement by and between the Company and Douglas M. Fambrough, III++

10.2(1)	Amended and Restated Employment Agreement by and between the Company and Bob. D. Brown++

10.3(1)	Amended and Restated Employment Agreement by and between the Company and James B. Weissman++

10.4(1)	Amended and Restated Employment Agreement by and between the Company and John B. Green++

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
(1)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: November 7, 2016	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

10.1(1)	Amended and Restated Employment Agreement by and between the Company and Douglas M. Fambrough, III++

10.2(1)	Amended and Restated Employment Agreement by and between the Company and Bob. D. Brown++

10.3(1)	Amended and Restated Employment Agreement by and between the Company and James B. Weissman++

10.4(1)	Amended and Restated Employment Agreement by and between the Company and John B. Green++

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

++	Management contract or compensatory plan or arrangement.*
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended (Securities Act), or the Exchange Act, except as otherwise stated in such filing.
(1)	Filed herewith.