Form 10-K
period 2016-12-31
Dicerna Pharmaceuticals Inc
filed 2017-03-30
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Based on the closing price of the registrant’s Common Stock on the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2016, the aggregate market value of its shares (based on a closing price of $3.00 per share) held by non-affiliates was approximately $39.3 million. Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that owned five percent or more of the registrant’s outstanding Common Stock were excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 29, 2017, there were 20,794,193 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

DICERNA PHARMACEUTICALS, INC.

2016 ANNUAL REPORT ON FORM 10-K

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funds for our operations;

•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug (IND) application, New Drug Application (NDA) and other regulatory submissions;

•	our ability to identify and develop product candidates for treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved product candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our dependence on our existing collaborator, Kyowa Hakko Kirin Co., Ltd. (KHK), for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under our research collaboration and license agreement with KHK or arrangement with any future collaborator;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

Except where the context otherwise requires, in this Annual Report on Form 10-K, “we,” “us,” “our,” “Dicerna” and the “Company” refer to Dicerna Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

This Annual Report on Form 10-K includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

We are a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid interference (RNAi)-based pharmaceuticals using our GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases and viral infectious diseases. Within these therapeutic areas, we believe our GalXC RNAi platform will allow us to build a broad pipeline with commercially attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g., dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene.

All of our GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the messenger RNA (mRNA) of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. The Company’s approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer, the initiation point for RNAi in the human cell cytoplasm, and initiate an RNAi process to silence a specific target gene. These proprietary molecules are generally referred to as Dicer Substrate short-interfering RNAs (DsiRNAs). Our GalXC RNAi platform utilizes a particular Dicer Substrate structure configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.

The GalXC RNAi platform supports Dicerna’s long-term strategy to retain, subject to the evaluation of potential licensing opportunities as they may arise, a full or substantial ownership stake and to invest internally in diseases with focused patient populations, such as certain rare diseases. We see such diseases as representing opportunities that carry high probabilities of success, with easily identifiable patient populations and a limited number of Centers of Excellence to facilitate reaching these patients, and the potential for more rapid clinical development programs. For more complex diseases with multiple gene dysfunctions and larger patient populations, we plan to pursue partnerships that can provide the enhanced scale, resources and commercial infrastructure required to maximize these prospects.

Development Programs

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. To date the Company has launched its efforts directed to four therapeutic programs: DCR-PHXC for the treatment of primary hyperoxaluria (PH) type 1 (PH1), DCR-PCSK9 for the treatment of hypercholesterolemia, DCR-HBV for the treatment of chronic hepatitis B virus (HBV) infection, and an additional program against an undisclosed rare disease. The Company has the capacity to launch up to three programs every year, and intends to advance five programs into the clinic by the end of 2019. We plan to file our first IND application and/or Clinical Trial Application (CTA) for our GalXC product candidates at the end of 2017, followed by additional INDs in 2018 and 2019.

The table below sets forth the stage of development of our various product candidates as of March 29, 2017.

Our current development programs are as follows:

•	Primary Hyperoxaluria Type 1 (PH1). We are developing DCR-PHXC for the treatment of PH1. PH1 is a rare inborn error of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and to other tissues in the body. In preclinical models of PH, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition. DCR-PHXC is in preclinical development, and has advanced into IND-enabling studies. We plan to file an IND submission and/or CTA for DCR-PHXC in late 2017 and commence human clinical trials in the first quarter of 2018.

To facilitate DCR-PHXC development, we continue to advance our Primary HYperoxaluria Observational Study (PHYOS), an international, multicenter, observational study in patients with a genetically confirmed diagnosis of PH1. PHYOS is collecting data on key biochemical parameters implicated in the pathogenesis of PH1. We hope to use the data to better understand the baseline PH1 disease state, which will help guide long-term drug development plans.

In the third quarter of 2016, we announced that we had transitioned our PH1 program to DCR-PHXC from DCR-PH1, a lipid nanoparticle (LNP) formulated RNAi compound. DCR-PH1 was being studied in two clinical trials, DCR-PH1-101 in patients with PH1 and DCR-PH1-102 in normal healthy volunteers (NHVs). Both studies have been discontinued, and in November 2016, our licensing and collaboration agreement with Arbutus Biopharma Corporation (formerly Tekmira Pharmaceuticals Corporation) (Arbutus) to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program terminated in accordance with its terms.

We presented initial data from the NHV study at the 17th Congress of the International Pediatric Nephrology Association (IPNA) in Iguaçu, Brazil on September 22, 2016. We believe these data provide the proof of concept for the pharmacological activity of RNAi-based therapy in PH1.

•

Hypercholesterolemia (PCSK9 targeted therapy). We are using our GalXC RNAi platform to develop a therapeutic that targets the proprotein convertase subtilisin/kexin type 9 (PCSK9) gene for the treatment of hypercholesterolemia. Based on the Company’s candidate development work during the fourth quarter of 2016, Dicerna is positioned to advance DCR-PCSK9, which targets the PCSK9 gene and is indicated for the treatment of statin-refractory patients with hypercholesterolemia, into formal preclinical development. PCSK9 is a validated target for hypercholesterolemia, and there are United States (U.S.) Food and Drug Administration (FDA)-approved therapies targeting PCSK9 that are based on monoclonal antibody (MAb) technology. Based on preclinical studies, we believe that our GalXC RNAi platform can produce a PCSK9-targeted therapy with more attractive commercial

STAGES OF DEVELOPMENT PRODUCT CANDIDATE INDICATION RESEARCH PRECLINICAL CLINICAL POC STUDIES DCR-PHXC Primary Hyperoxaluria Undisclosed Rare Disease DCR-PCSK9 Cardiovascular Disease DCR-HBV Hepatitis B Virus Undisclosed Cardiovascular Disease Undisclosed Chronic Liver Disease Our

properties than existing MAb therapies, based on comparatively smaller subcutaneous injection volumes and less frequent dosing, while providing equal or superior control of serum cholesterol.

•	An undisclosed rare disease involving the liver. We are developing a GalXC-based therapeutic, targeting a liver-expressed gene involved in a serious rare disease. For competitive reasons we have not yet publicly disclosed the target gene or disease. We have selected this target gene and disease based on criteria that include having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning, and what we believe is a rapid projected path to approval. We plan to file an IND and/or CTA for this program in the second quarter of 2018.

•	Chronic Hepatitis B Virus infection: Based on our candidate development work during the fourth quarter of 2016, we are positioned to advance DCR-HBV, which targets the HBV directly, into formal preclinical development. We are using our GalXC RNAi platform to investigate potential pharmaceutical treatments for HBV. Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBV surface antigen (HBsAg) and sustained HBV deoxyribonucleic acid (DNA) suppression. Based on preclinical studies, we believe that our GalXC RNAi platform can produce an experimental HBV-targeted therapy that eliminates HBsAg expression in HBV patients and that has the potential to be delivered in a commercially attractive subcutaneous dosing paradigm.

In addition to our GalXC development programs, we have partnered our early generation, non-GalXC RNAi technology against two targets, the KRAS oncogene and an additional undisclosed gene, with the global pharmaceutical company, KHK, to use for development in oncology and formulated using KHK’s proprietary drug delivery system. KHK is responsible for global development of the KRAS program, including all development expenses. For the KRAS product candidate, we retain an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. We are also developing, with KHK, a therapeutic candidate targeting a second cancer-related gene, which we are not identifying at this time. For each product candidate in our collaboration with KHK, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each such product candidate. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials. According to information received from KHK, both product candidates are in preclinical development.

We also have developed a wholly owned clinical candidate, DCR-BCAT, targeting the b-catenin oncogene. DCR-BCAT is based on an extended version of our earlier generation Dicer Substrate RNAi technology and is delivered by our LNP tumor delivery system, EnCoreTM. We plan to out-license or spin out the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.

Strategy

We are committed to delivering transformative therapies based on our GalXC RNAi platform to patients with rare inherited diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, cardiovascular diseases, and viral infectious diseases. We have qualified dozens of disease-associated genes in clinical indications where we believe an RNAi-based inhibitor may provide substantial benefit to patients, providing expansive therapeutic opportunities. In addition, Dicerna has developed hits and/or optimized GalXC conjugate inhibitors against almost 40 of these qualified targets.

The key elements of our strategy are as follows.

•	Create new programs in indication areas with high unmet medical need. We intend to continue to use our proprietary GalXC RNAi technology platform to create new, high value pharmaceutical programs. Our primary focus will remain: (1) rare inherited diseases involving the liver; and (2) other therapeutic areas involving the liver such as chronic liver diseases, cardiovascular diseases, and viral infectious diseases.

•	Validate our product candidates and our platform in clinical proof-of-concept studies. We believe data from the DCR-PH1-102 clinical trial in NHVs provide the proof of concept for the pharmacological activity of RNAi-based therapy in PH1. We intend to demonstrate clinical proof-of-concept for DCR-PHXC (which focuses on the treatment of PH1 as well) and for our other development programs. Based on precedents in the RNAi field, we are optimistic that our preclinical data showing the significant knockdown of target mRNA activity lasting for up to three months after the last dose and disease biomarker activity, may translate into clinical results for these programs.

•	Retain significant portions of the commercial rights for certain rare disease programs. We seek to retain a full or substantial ownership stake and invest internally in disease areas with focused patient populations, such as certain rare diseases, as we see such diseases representing opportunities that carry high probabilities of success, have easily identifiable patient populations and a limited number of Centers of Excellence to facilitate reaching these patients, and have the potential for more rapid clinical development programs. For more complex diseases with multiple gene dysfunctions and larger patient populations, we plan to pursue partnerships that can provide the enhanced scale, resources and commercial infrastructure required to maximize these prospects.

•	Enter into additional partnerships with pharmaceutical companies either on our GalXC RNAi technology platform or specific indications or therapeutic areas. We may choose to establish partnerships with pharmaceutical companies across multiple programs or indication areas depending on the attractiveness of the opportunities. These partnerships may provide us with further validation of our technology platform, funding to advance our proprietary product candidates, and/or access to development, manufacturing and commercial capabilities.

•	Continue to invest in our RNAi technology platform and intellectual property. We plan to continue to invest in expanding and improving our GalXC RNAi platform technology. We believe we have a robust patent portfolio covering our proprietary GalXC RNAi platform and other RNAi technologies. As of March 29, 2017, our patent estate, not including the patents and patent applications we have licensed, included over 20 issued patents or allowed patent applications and over 100 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies.

•	Leverage the experience and the expertise of our executive management team. To execute on our strategy, we have assembled an executive management team that has extensive experience in the biopharmaceutical industry. In addition, various members of our management team and our board of directors have contributed to the progress of the RNAi field through their substantial involvement in companies such as Cephalon Inc., Genta Inc., GlaxoSmithKline plc, Pfizer Inc., Sanofi, Sirna Therapeutics, Inc. (Sirna), and other companies. Our co-founder and chief executive officer, Douglas M. Fambrough III, Ph.D., was a lead venture capital investor and board member of Sirna, an early RNAi company acquired by Merck & Co., Inc. (Merck) in 2006 for $1.1 billion.

Recent Developments

On March 30, 2017, we entered into a redeemable convertible preferred stock purchase agreement (SPA) with seven institutional investors (Investors), led by funds advised by Bain Capital Life Sciences L.P. (Lead Investor), pursuant to which we agreed to issue and sell in a private placement 700,000 shares of our newly designated Redeemable Convertible Preferred Stock, par value $0.0001 per share (Redeemable Convertible Preferred), at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million (Private Placement). Other participants in the financing include EcoR1 Capital, Cormorant Asset Management, RA Capital, Domain Associates and Skyline Ventures, among others. The Private Placement is expected to close on or before April 11, 2017, subject to the satisfaction of customary closing conditions.

We plan to file a Certificate of Designation of Redeemable Convertible Preferred Stock (Certificate of Designation) with the Secretary of State of the State of Delaware establishing that each share of Redeemable Convertible Preferred will have a stated value of $100.00 (Stated Value). Pursuant to the Certificate of Designation, we shall have the right to require the Investors to convert the Redeemable Convertible Preferred into common stock (Mandatory Conversion), at any time following the earlier of (i) the second anniversary of the closing of the Private Placement or (ii) the occurrence of both of the following: (a) (1) the time that we first administer, after the issue date, a dose of a pharmaceutical product candidate (which such product candidate shall be one of the following candidates, or a variation thereof: DCR-PHXC, DCR-PCSK9 or the undisclosed rare disease program currently in pre-clinical development (each, a Product Candidate)) to a human being pursuant to an IND filed by us with the FDA; or (2) after we have first administered, after the issue date, a dose of a Product Candidate to a human being pursuant to a clinical trial authorization with the Medicine and Healthcare Products Regulatory Agency in the European Union and an IND relating to such Product Candidate has become effective; and (b) we enter into a partnership or license agreement with a major company in the pharmaceutical or biotechnology industry relating to a non-Product Candidate, pursuant to which such company provides us with an up-front cash payment of a minimum amount agreed upon by us and the Lead Investor and agrees to customary future milestone and royalty payments, provided, that, in each case ((i) and (ii)), the trading price of our common stock exceeds 200% of the Conversion Price, as defined below, for 45 out of the 60 most recent trading days. Our ability to require conversion shall be subject to (i) a 19.99% blocker provision to comply with NASDAQ Listing Rules (19.99% Conversion Blocker), (ii) if so elected by an investor, a 9.99% blocker provision (9.99% Conversion Blocker) that will prohibit beneficial ownership of more than 9.99% of the outstanding shares of our common stock or voting power at any time, and (iii) applicable regulatory restrictions. The 19.99% Conversion Blocker and the 9.99% Conversion Blocker are hereinafter referred to as the “Conversion Blockers”. “Conversion Price” shall mean an initial price of $3.19 per share, subject to proportionate adjustment for any stock split, stock dividend, combination or other similar recapitalization event.

Following the date of a Mandatory Conversion, any shares of Redeemable Convertible Preferred that are not converted as a result of the Conversion Blockers or applicable regulatory restrictions shall continue to be entitled to all of the rights of the holders of Redeemable Convertible Preferred except that they will no longer be entitled to cumulative dividends, priority distribution of assets upon consummation of a change of control or a liquidation event and certain special voting provisions.

On or at any time following the seventh anniversary of the closing of the Private Placement, (i) we shall also have the right to redeem the Redeemable Convertible Preferred for a cash consideration equal to the sum of the Accrued Value, as of the date of redemption, plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, and (ii) the holders of a majority of the Redeemable Convertible Preferred shall also have the right to cause us to redeem the Redeemable Convertible Preferred at the same price. “Accrued Value” means, with respect to each share of Redeemable Convertible Preferred, the sum of (i) the Stated Value plus (ii) on each quarterly dividend date, an additional amount equal to the dollar value of any dividends on a share of Redeemable Convertible Preferred which have accrued on any dividend payment date and have not previously been added to such Accrued Value.

At any time and from time to time at their election, the holders of Redeemable Convertible Preferred will have the option to convert the Redeemable Convertible Preferred into shares of our common stock by dividing (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value by (ii) the Conversion Price in effect at the time of such conversion. The conversion of shares of Redeemable Convertible Preferred into shares of common stock is subject to the Conversion Blockers.

In the event of our liquidation, dissolution or winding up, the holder of each share of Redeemable Convertible Preferred will be entitled to receive, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such liquidation, dissolution or winding up.

Upon consummation of a specified change of control transaction, each holder of Redeemable Convertible Preferred will be entitled to receive in preference to the holders of common stock and any junior preferred stock, an amount equal to the greater of (i) 101% of the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such event.

In addition, for so long as any shares of Redeemable Convertible Preferred remain outstanding, without the approval of holders of a majority of the Redeemable Convertible Preferred, we may not, among other things, (i) amend, modify or fail to give effect to any right of holders of the Redeemable Convertible Preferred, (ii) change the authorized number of Redeemable Convertible Preferred or issue additional Redeemable Convertible Preferred or create a new class or series of equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Redeemable Convertible Preferred in terms of liquidation preference, dividend rights or certain governance rights, (iii) issue shares of common stock or securities convertible into common stock while we have insufficient shares to effect the conversion of the Redeemable Convertible Preferred into common stock, (iv) declare or pay dividends or redeem or repurchase any capital stock (other than certain repurchases from employees, directors, advisors or consultants upon termination of service) or (v) incur certain indebtedness in excess of $10 million. Except as set forth above or as otherwise required by law, holders of shares of Redeemable Convertible Preferred are entitled to vote together with shares of common stock (based on one vote per share of common stock into which the shares of Redeemable Convertible Preferred are convertible on the applicable record date) on any matter on which the holders of common stock are entitled to vote.

Upon the effectiveness of the Certificate of Designation, each holder of Redeemable Convertible Preferred will be entitled to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions, of 4% each, upon the occurrence of certain agreed-upon milestone events. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

In accordance with the terms of the SPA, on March 28, 2017, our board of directors voted to increase the size of the board from eight directors to nine directors and, appointed Adam M. Koppel, M.D., Ph.D., a managing director of the Lead Investor, as a director of our Company, effective immediately following, and contingent upon, the closing of the Private Placement, to fill the resulting vacancy. To the extent such director is not reelected at any time and, so long as the Lead Investor owns at least 25% of the Redeemable Convertible Preferred (or underlying common stock) owned by it at the closing of the Private Placement, it shall have the right to designate a board observer.

We also expect to enter into an amended and restated registration rights agreement, by and among us and the Investors (Registration Rights Agreement). Pursuant to the Registration Rights Agreement, the Investors will be entitled to certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred, subject to the limitations set forth in the Registration Rights Agreement.

The shares of Redeemable Convertible Preferred and the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred are expected to be offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder.

Our GalXC RNAi Technology Platform

The RNAi Therapeutic Modality

All of our GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the mRNA of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. Our approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. We refer to these proprietary molecules generally as DsiRNAs. Our GalXC RNAi platform utilizes a particular Dicer Substrate structure configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.

RNAi therapeutics represent a novel advance in drug development. Historically, the pharmaceutical industry has developed small molecules or antibodies to inhibit the activity of disease-causing proteins. This approach is effective for many diseases; nevertheless, many proteins cannot be inhibited by either small molecules or antibodies. Some proteins lack the binding pockets small molecules require for interaction. Other proteins are solely intracellular and therefore inaccessible to antibody-based therapeutics, which are limited to cell surface and extracellular proteins. The novel advantage of RNAi is that instead of targeting proteins, RNAi goes upstream to silence the genes themselves. Rather than seeking to inhibit a protein directly, the RNAi approach is to prevent its creation in the first place.

We believe our approach to RNAi drug development provides the following qualities and advantages compared to other methods of inducing RNAi.

•	We initiate RNAi through the Dicer enzyme. Our GalXC molecules are structured to be processed by the enzyme Dicer, the initiation point for RNAi in the human cell cytoplasm. Unlike earlier generation RNAi molecules, which mimic the output product of Dicer processing, all our DsiRNAs, including GalXC molecules, enter the RNAi pathway prior to Dicer processing. This can result in preferential use of the correct strand of a double-stranded RNA molecule, and therefore increase the efficacy of the RNAi mechanism. We have found in animal tests that this benefit both increases the potency of our GalXC molecules relative to other RNAi-inducing molecules and enables more sequences to be used compared to other RNAi-inducing molecules. In addition, all our DsiRNAs, including GalXC molecules, have an extended structure relative to conventional RNAi inducing molecules. This extended region presents multiple sites for chemical modification and conjugation compared to earlier RNAi technologies. At these sites, we can use modifications that enhance the drug-like properties on our molecules. Specifically, we can employ modifications that enhance the pharmacokinetic profile and/or suppress immunostimulatory activity.

•	Our GalXC RNAi platform enables subcutaneous dosing for delivery to the liver. The GalXC RNAi platform is designed to enable convenient subcutaneous delivery for our emerging pipeline of liver-targeted RNAi investigational therapies. The GalXC RNAi platform does not involve LNPs or other formulation components that facilitate drug delivery, which simplifies the platform and eliminates any requirement for functional excipients. Instead, our GalXC molecules are stabilized by chemical modifications and utilize a four base sequence known as a tetraloop, where each base is conjugated to a simple sugar, N-acetylgalactosamine (GalNAc), that is specifically recognized by a receptor on the surface of hepatocyte liver cells. With the GalXC RNAi platform, we believe that a full human dose may be administered via a single subcutaneous injection. After injection, the GalXC molecules enter the bloodstream and are exposed to the liver hepatocytes expressing the GalNAc receptor. After binding to the receptor, the GalXC molecules are internalized by the hepatocyte, ultimately enabling the GalXC molecules to access the RNAi machinery inside the hepatocyte. To date, we have demonstrated in vivo gene silencing activity with GalXC molecules after subcutaneous administration against nearly three dozen disease-associated genes in the liver.

Optimization of our GalXC molecules

For therapeutic use in humans, our GalXC molecules are optimized both with respect to base sequence and chemical modifications to increase stability and mask them from mechanisms that recognize foreign RNAs, inducing immune system stimulation. Our optimization process begins with an analysis of the target gene sequence using our proprietary GalXC prediction algorithm, which we have developed based on the results of testing thousands of sequences for RNAi activity. We select the sequences with the highest predicted RNAi activity and apply patterns of chemical modification, including a GalNAc-linked tetraloop stem-loop structure, which design-in enhanced stability and hepatocyte delivery specificity and engineers-out immunostimulatory activity. Our GalXC molecules routinely achieve high potencies, with EC50 values in the liver (the amount of material required to silence a target gene by 50 percent) typically in the 0.1 to 1.0 milligram per kilogram bodyweight (mg/kg) range in in vivo studies in mice. We have routinely generated GalXC molecules of this potency within 30 days of doing the initial algorithmic gene sequence analysis, which allows us to explore a large number of potential target genes when selecting our programs.

GalXC molecules yield high-potency gene silencing agents. The data are derived from a single GalXC molecule administered subcutaneously at two different dose levels, resulting in potent gene silencing of the target gene in the liver of monkeys. In this example a dose of either 2.0 (red line) or 4.0 (purple line) milligrams per kilogram bodyweight (mg/kg) yields nearly 90% gene silencing after four monthly subcutaneous doses. At 4.0 mg/kg, the full level of gene silencing was still present three months after the last dose.

Our Product Candidates

In choosing clinical programs to pursue using our GalXC technology, we apply the criteria listed below. We believe that our current development programs meet most or all of these criteria.

•	Strength of therapeutic hypothesis. Our current product candidate gene targets, and those we intend to pursue in the future, are a well-understood part of the disease process where a therapeutic intervention is likely to have substantial benefit for the patient.

•	Readily-identified patient population. We seek disease indications where patients can be readily identified by the presence of characteristic genetic mutations or other readily-accessible disease features. In the case of genetic diseases, these are heritable genetic mutations that can be identified with available genetic tests.

•	Predictivity of biomarkers for early efficacy assessment. We seek disease indications where there is a clear relationship between the disease status and an associated biomarker that we can readily measure. This approach will allow us to determine in early stages of clinical development whether our GalXC molecules are likely to have the expected biological and clinical effects in patients.

•	Unmet medical need. We seek to provide patients with significant benefit and alleviation of disease. The indications we choose to approach have high unmet medical need, which is intended to enable us to better access patients and qualify for pricing and reimbursement that justify our development efforts.

•	Competitive positioning. We seek indications where we believe we have the opportunity to develop either a first-in-class product or a clearly differentiated therapy.

•	Rapid development path to approval. To reach commercialization expeditiously and to help ensure our ability to finance development of our product candidates, we have identified indications with the potential for rapid development through marketing approval. Specifically, we believe that some of our product candidates have the potential to obtain breakthrough therapy designation as well as accelerated review process from the FDA.

DCR-PHXC for PH1

In 2016, we announced the first GalXC clinical candidate, DCR-PHXC, which we are developing for the treatment of PH1. PH1 is a rare inborn error of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and to other tissues in the body. In preclinical models of PH1, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition. DCR-PHXC is in preclinical development, and has advanced into IND-enabling studies. We plan to file an IND and/or CTA for DCR-PHXC in late 2017 and commence human clinical trials in the first quarter of 2018.

PH is a family of rare, inherited autosomal recessive disorders of metabolism in the liver. The most common and severe form of PH is PH1, which usually results in severe damage to the kidneys. PH1 is caused by the failure of the liver to metabolize a precursor of oxalate, a highly insoluble metabolic end-product in humans, resulting in excess oxalate production. This oxalate is formed during the metabolic breakdown of hydroxyproline, a naturally occurring component of collagen. In individuals with PH1, crystals of calcium oxalate form in the renal tubules, leading to chronic and painful cases of kidney stones and subsequent fibrosis, known as nephrocalcinosis. Despite the typical interventions of a large daily intake of water to dilute the oxalate and other interventions, many patients eventually develop kidney failure (end-stage renal disease, or ESRD) and require transplant. The median age for kidney failure in PH1 patients is 23 years old. While in ESRD, besides having to endure frequent dialysis, patients are afflicted with a build-up of oxalate in the bone, skin, heart, retina, and other tissues with concomitant debilitating complications, a condition known as systemic oxalosis. Some patients show partial disease amelioration with oral pyridoxine supplementation, although disease progression usually continues. Supportive care treatments are available, generally with only minor or no effect on disease progression. Currently, aside from dual liver and kidney organ transplantation, there are no highly efficacious therapeutic options for most patients with PH1. Dual liver and kidney transplantation presents a challenge in identifying a donor and is associated with high morbidity and mortality rates. Even in those U.S. patients treated with dual liver and kidney transplant, five-year post-transplant survival is 64 percent. For patients treated with kidney transplant alone, five-year survival is 45 percent.

While the true prevalence of PH1 is unknown, according to estimates recently published by the New England Journal of Medicine, the incidence of PH1 is at least one to three per million of population. Based on the frequency of occurrence of disease mutations in the population derived from genome sequence databases, the estimated genetic incidence is six and one half (6.5) per million of population, which we believe suggests that PH1 is under-diagnosed. Roughly consistent with the genetic incidence estimate, the disease is thought to have an incidence of one per 120,000 live births a year in Europe. Certain populations, for example in the Canary Islands (Spain) or Kuwait, have higher incidences due to founder effects or consanguinity. We believe over 1,000 patients total are currently in two distinct disease registries in North America and Europe, although these registries do not capture all afflicted patients. Prevalence is believed to be similar in Asia. Given the severity of PH1, we believe this disease represents a significant market opportunity. The patient advocacy group, the Oxalosis and Hyperoxaluria Foundation, based in New York City, New York, seeks to represent patients with PH1.

We believe that there is a strong rationale for focusing our RNAi technology on the development of product candidates for the treatment of PH1. The hydroxyproline breakdown metabolic pathway that is disrupted in PH1 consists of a number of enzymes. The gene encoding the final enzyme in the pathway, alanine-glyoxylate aminotransferase 1 (AGT1), is mutated in patients with PH1. Under normal circumstances, AGT1 metabolizes oxalate precursors into the harmless amino acid glycine, which is then used by the body or excreted. But when AGT1 function is disrupted due to mutation, oxalate begins to build up, resulting in progressive loss of kidney function and, ultimately, kidney failure. DCR-PHXC is designed to block the production of oxalate in patients with PH1.

Using DCR-PHXC, and also other GalXC molecules synthesized during the discovery and optimization of DCR-PHXC, we have shown that RNAi can be used to block the production of oxalate in an animal model of PH1. These studies employ mice in which the gene encoding AGT1 has been genetically deleted to create an animal model of PH1. Similar to human patients, these mice have elevated levels of oxalate in their urine. A single dose of DCR-PHXC of 5.0 mg/kg delivered subcutaneously in the animal model of PH1 silences target gene expression by greater than 90% and results in normalization or near normalization of urinary and plasma oxalate levels. We believe these results, if achievable in patients with PH1, would be highly beneficial.

Hypercholesterolemia

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

Hypercholesterolemia is characterized by abnormally high blood serum levels of low-density lipoproteins (LDL) and is one of the key known risk factors for atherosclerosis and cardiovascular disease (CVD). Managing hypercholesterolemia by lowering LDL is one of the cornerstones of the strategy to reduce the risk of CVD morbidity and mortality.

The use of statins to lower LDL and reduce CVD morbidity and mortality has been successful although many patients may benefit from additional and alternative therapeutics that more aggressively lower LDL. It is estimated that 35 million U.S. patients are treated with statin therapy with approximately 12 million of these patients classified as suffering from CVD placing them at higher risk of CVD morbidity and mortality. Roughly 37%, or 4.5 million of these higher risk CVD patients, are not treated to their LDL goal with standard of care therapy: diet and statin drugs. Inhibition of the circulating protein PCSK9 using anti-PCSK9 MAb’s has been a strategy utilized to more aggressively lower serum LDL levels than with statin therapy alone.

Additional programs under investigation involving the liver

In addition to the programs discussed above, the Company has also launched a program targeting a rare disease with high unmet medical need that we believe meets most or all of the key elements of our strategy. We are not disclosing the identity of the disease or gene target at this time. We are investigating a number of diseases associated with genes expressed in the liver as the basis for potential future programs for development by the Company or potential collaborators. We have selected these target genes and diseases based on our stated

criteria, including having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning, and what we believe is a rapid projected path to approval. Dicerna has the capacity to launch up to three programs every year, and intends to advance five programs into the clinic by the end of 2019.

Chronic Hepatitis B Virus infection

We are currently using our GalXC RNAi platform to investigate potential pharmaceutical treatments that target HBV. Current therapies rarely lead to a long-term immunological cure as measured by the clearance of HBsAg and sustained HBV DNA suppression. Based on preclinical studies, we believe that our GalXC RNAi platform can produce an experimental HBV-targeted therapy that eliminates HBsAg expression in HBV patients and that has the potential to be delivered in a commercially attractive subcutaneous dosing paradigm.

According to the Hepatitis B Foundation, globally, HBV is reported to be the most common serious liver infection with over 240 million patients chronically infected, according to an estimate by the World Health Organization. Annual mortality directly linked to chronic HBV infection is estimated to be approximately 780,000 people with an estimated 650,000 of these deaths caused by cirrhosis and liver cancer as a result of chronic hepatitis B, and a further 130,000 of these deaths from complications associated with acute disease. Chronic HBV is characterized by the presence of the HBsAg for six months or more.

Nucleoside analogs and pegylated interferon regimens have been utilized to suppress the virus; however neither of them can offer long-term viral suppression for the majority of patients. The vast majority of treated patients do not achieve an immunological cure of chronic HBV infection under treatment with these agents. The chance of achieving a long-term immunological cure as measured by the clearance of HBsAg and sustained HBV DNA suppression may be possible with the introduction of novel drugs designed to reduce intrahepatic and serum HBsAg, as well as HBV DNA.

Intellectual Property

We invest significant amounts in research and development. Our research and development expenses were approximately $41.7 million, $44.0 million and $29.5 million in 2016, 2015 and 2014, respectively.

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

Patents and proprietary rights

We own U.S. patents and a number of pending patent applications with claims to methods and compositions of matter that cover various aspects of our RNAi technology and our discovery technologies, including our proprietary GalXC technology. These U.S. patents include U.S. 8,349,809 (issued in January 2013 with a projected expiration date of January 2030), U.S. 8,513,207 (issued in August 2013 with a projected expiration date of May 2030) and U.S. 8,927,705 (issued in January 2015 with a projected expiration date of July 2030). We also own numerous patents and patent applications covering specific DsiRNA sequences that drive activity against high value disease targets, including KRAS (U.S. 8,372,816; issued in February 2013, with projected expiration in April 2030), HAO1, CTNNB1 (b catenin; U.S. 9,428,752; issued in August 2016, with projected expiration in July 2031), Androgen Receptor (U.S. 8,927,515; issued in January 2015, with projected expiration in September 2031); and Alpha-1-antitrypsin (U.S. 9,458,457; issued October 4, 2016, with projected expiration in July 2034). Further, we own various applications with claims to methods and compositions of matter related to our lipid delivery technology, such as lipid compositions and particle formulations and the EnCore formulation process. We have issued or pending claims to DsiRNA molecules, pharmaceutical compositions/formulations, methods of use, including in vitro and in vivo methods of reducing target gene expression, methods of treatment, methods of inhibiting cell growth and methods of synthesis.

We jointly own with KHK U.S. and foreign patent applications pursuant to our research collaboration and license agreement claiming developments made in the course of the collaboration focused on delivery of KRAS-specific DsiRNA molecules. Depending on the subject matter of future issued claims, we may also jointly own future patents issuing from patent applications filed under the research collaboration and license agreement with KHK.

Our strategy around protection of our proprietary technology, including any innovations and improvements, is to obtain patent coverage in various jurisdictions around the world with a focus on jurisdictions that represent significant global pharmaceutical markets. Generally, patents have a term of 20 years from the earliest non-provisional priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed and the patent has not been invalidated. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened. We are obtaining worldwide patent protection for at least novel molecules, composition of matter, pharmaceutical formulations, methods of use, including treatment of disease, methods of manufacture and other novel uses for the inventive molecules originating from our research and development efforts. We continuously assess whether it is strategically more favorable to maintain confidentiality for the “know-how” regarding a novel invention rather than pursue patent protection. For each patent application that is filed we strategically tailor our claims in accordance with the existing patent landscape around a particular technology. There can be no assurance that an issued patent will remain valid and enforceable in a court of law through the entire patent term. Should the validity of a patent be challenged, the legal process associated with defending the patent may be costly and time consuming. Issued patents can be subject to oppositions, interferences, post-grant proceedings, and other third party challenges that can result in the revocation of the patent or limit patent claims such that patent coverage lacks sufficient breadth to protect subject matter that is commercially relevant. Competitors may be able to circumvent our patents. Development and commercialization of pharmaceutical products can be subject to substantial delays and it is possible that at the time of commercialization any patent covering the product will have expired or will be in force for only a short period of time thereafter.

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

See Item 1A— “Risk Factors — Risks Related to Intellectual Property” for a more detailed discussion of the risks to our intellectual property.

It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers and other advisors who receive confidential information from us, to execute confidentiality agreements upon the commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to these individuals during the course of the individual’s relationship with us is to be kept confidential and is not to be disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Our success will depend in part on our ability to obtain and maintain patent protection, preserve trade secrets, prevent third parties from infringing upon our proprietary rights and operate without infringing upon the proprietary rights of others, both in the U.S. and other territories worldwide.

Strategic Partnership

KHK research collaboration and license agreement

In December 2009, we entered into a research collaboration and license agreement with KHK for the research, development and commercialization of drug delivery platforms and DsiRNA molecules for therapeutic targets, primarily in oncology (the collaboration agreement). Under the collaboration agreement, we engaged in the discovery of DsiRNA molecules against KRAS and other gene targets nominated by KHK. Since the initiation of the collaboration agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. KHK is responsible for all costs it incurs to develop any compound that is directed against a target included in the collaboration that KHK designates for development, subject to our exercise of our co-promotion option with respect to that compound if that compound is directed against KRAS.

We have granted KHK an exclusive license to certain of our technology and patents relating to compounds resulting from the collaboration. KHK has granted us certain non-exclusive licenses in its technology as necessary for us to perform research and development activities as part of the research collaboration.

Under the terms of the collaboration agreement, we have received total payments of $17.5 million. We are entitled to receive up to an additional $110.0 million for each product candidate resulting from the collaboration of certain clinical, regulatory and commercialization milestones. KHK is also obligated to pay us royalties on worldwide net sales of products resulting from the research collaboration. The amount of royalty varies depending on the total worldwide net sales and range from percentages of net sales in the high single digits to the teens. None of the previously-paid milestones are subject to reimbursement.

We have the option to elect to co-promote the KRAS product in the U.S. for an equal share of the profits resulting from U.S. net sales of the product.

If we exercise our option to co-promote a KRAS product in the U.S., the collaboration agreement will remain in effect pursuant to its terms in the U.S. for as long as any product is being sold by either KHK or us in the U.S. For each country outside of the U.S., the collaboration agreement will remain in effect pursuant to its terms on a product-by-product and country-by-country basis until the later of the last to expire of any patent rights licensed under the agreement applicable to the manufacture, use or sale of the product or twelve years after the date of the first commercial sale of such product in the applicable country. In the event we do not exercise our option to co-promote a KRAS product in the U.S., the collaboration agreement will remain in effect pursuant to its terms on a product-by-product and country-by-country basis until the later of the last to expire of any patent rights licensed under the agreement applicable to the manufacture, use or sale of the product or twelve years after the date of the first commercial sale of such product in the applicable country.

KHK may terminate the collaboration agreement at any time upon prior written notice to us until such time as we exercise our option to co-promote under the collaboration agreement. We may terminate the collaboration agreement if KHK challenges the validity or enforceability of any patents licensed by us to KHK. Either we or KHK may terminate the collaboration agreement in the event of the bankruptcy or uncured material breach by the other party.

License Agreements

City of Hope license agreement

In September 2007, we entered into a license agreement with City of Hope (COH), an independent academic research and medical center, pursuant to which COH has granted to us an exclusive, royalty-bearing, worldwide license under certain patent rights in relation to DsiRNA, including the core DsiRNA patent (U.S. 8,084,599), to manufacture, use, offer for sale, sell and import products covered by the licensed patent rights for the prevention and treatment of any disease in humans. This exclusive license is subject to a preexisting non-exclusive license which was sublicensed to a third party with respect to patent rights to manufacture, use, import, offer for sale and sell products covered by the licensed patent rights for the treatment or prevention of disease in humans (excluding viruses and delivery of products into the eye or ear) and is also subject to any retained rights of the U.S. government in the licensed patent rights and a royalty-free right of COH to practice the licensed patent rights for educational, research and clinical uses. COH is restricted from granting any additional rights to develop, manufacture, use, offer to sell, sell or import products covered by the licensed patent rights for the prevention and treatment of any disease in humans. In addition, COH has granted to us an exclusive, royalty-bearing, worldwide license under the licensed patent rights providing certain rights for up to 20 licensed products selected by us for human diagnostic uses, provided that COH has not granted or is not negotiating a license of rights to diagnostic uses for such licensed products to a third party. The core DsiRNA patent (U.S. 8,084,599), titled “methods and compositions for the specific inhibition of gene expression by double-stranded RNA,” describes RNA structures having a 25 to 30 nucleotides sense strand, a blunt end at the 3’ end of the sense strand and a one to four nucleotides overhang at the 3’ end of the antisense strand. The expiration date of this patent is July 17, 2027.

Pursuant to the terms of the license agreement, we paid COH a one-time, non-refundable license fee and issued shares of our common stock to COH and a co-inventor of the core DsiRNA patent. COH is entitled to receive milestone payments in an aggregate amount within the range of $5.0 million to $10.0 million upon achievement of certain clinical and regulatory milestones. COH is further entitled to receive royalties at a low single-digit percentage of any net sale revenue of the licensed products sold by us and our sublicensees. If we sublicense the licensed patent rights to a third party, COH has the right to receive a double digit percentage of sublicense income, the percentage of which decreases after we have expended $12.5 million in development and commercialization costs. We are also obligated to pay COH an annual license maintenance fee of $0.1 million, which may be credited against any royalties due to COH in the same year, and reimburse COH for expenses associated with the prosecution and maintenance of the license patent rights. The license agreement will remain in effect until the expiration of the last to expire of the patents licensed under the license agreement.

Under the license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize the licensed products in certain major markets. COH has the right to terminate the license agreement in its entirety if we fail to enroll patients for clinical trials of one or more licensed products at various phases before certain specified deadlines unless we exercise the right to extend the deadlines in one-year increments by making a payment of $0.5 million to COH for each one-year extension. We have extended one milestone deadline for three one-year extensions, paying an aggregate of $1.5 million to COH for such extensions.

The license agreement will remain in effect pursuant to its terms until all of the obligations under the license agreement with respect to the payment of milestones or royalties related to licensed products have terminated or expired. Either party may terminate the license agreement for any uncured material breach by the other party. COH may terminate the license agreement upon our bankruptcy or insolvency. We may terminate the license agreement without cause upon written notice to COH. The COH license applies to our collaboration with KHK.

As of December 31, 2016, total payments made to COH pursuant to the agreement amounted to $5.0 million.

Plant Bioscience Limited license agreement

In September 2013, we entered into a commercial license agreement with Plant Bioscience Limited (PBL), pursuant to which PBL has granted to us a nominated-target-limited, worldwide, non-exclusive, fee-bearing license to certain of its U.S. patents (the Baulcombe patent estate) and patent applications to research, discover, develop, manufacture, sell, import and export, for human diagnostic and therapeutic uses, products incorporating one or more short RNA molecules (SRM) designed to target and modify the expression of a human gene or genes nominated by us from time to time. We are entitled to nominate multiple SRMs and have so far nominated one gene as the first SRM under the agreement. We are not obligated to nominate any additional genes.

We have paid PBL a one-time, non-refundable signature fee and will pay PBL a nomination fee for any additional SRMs nominated by us under the agreement. We are further obligated to pay PBL milestone payments in an aggregate amount of up to $3.85 million for each licensed product upon achievement of certain clinical and regulatory milestones. In addition, PBL is entitled to receive royalties at a low single-digit percentage of any net sale revenue of any licensed products sold by us. The agreement will expire on a country-by-country basis in each country where any licensed products are used, provided, manufactured or sold upon the date of the last to expire of applicable valid claim. Each party may terminate the agreement for any uncured material breach by the other party. We may terminate the agreement at any time for convenience upon prior written notice to PBL. The PBL license is applicable to our KHK programs.

As of December 31, 2016, total payments made to PBL pursuant to the agreement amounted to $0.2 million.

Carnegie Institution of Washington license agreement

In January 2009, we entered into a license agreement with the Carnegie Institution of Washington (Carnegie), pursuant to which Carnegie has granted to us a worldwide, non-exclusive license under certain of its patents and patent applications relating to genetic inhibition by double-stranded RNA molecules for internal research, screening and development of product candidates for human and non-human diagnostic and therapeutic uses. We have paid Carnegie a one-time upfront fee and will in addition pay an annual license fee during the term of the agreement. We are further obligated to make two one-time additional payments in the aggregate amount of $0.1 million upon achievement of the filing with the FDA of a new drug application (NDA) for a licensed product candidate and the first commercial sale of a licensed product candidate or licensed method. Carnegie is entitled to receive royalties on any net sales revenue from licensed product candidates sold by us, with the royalty rate to be further negotiated between Carnegie and us in good faith reflecting customary rates in the industry.

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

As of December 31, 2016, total payments made to Carnegie pursuant to the agreement amounted to $0.3 million.

Other Licenses

In December 2014, we licensed all of our non-U.S. intellectual property rights to a non-U.S. wholly owned subsidiary. In December 2015, we licensed our U.S. intellectual property rights to the same non-U.S. wholly owned subsidiary. In December 2016, the same non-U.S. wholly owned subsidiary distributed the U.S. intellectual property rights back to its parent company, Dicerna Pharmaceuticals, Inc.

Manufacturing and Supply

We do not currently own or operate manufacturing facilities for the production of preclinical, clinical or commercial quantities of any of our product candidates. For each product candidate, we currently contract with drug substance manufacturers and we expect to continue to do so to meet the preclinical and any clinical requirements of our product candidates. In June 2016, we entered into a supply agreement with a third party for supply of certain products and services. There is no minimum purchase requirement for the services provided by this third party.

Currently, some of our drug starting materials for our manufacturing activities are supplied by a single source supplier. We have agreements for the supply of such drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. We typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements.

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

Our success will be based in part upon our ability to identify, develop and manage a portfolio of drugs that are safer and more effective than competing products in the treatment of our targeted patients. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, are more convenient or are less expensive than any products we may develop.

RNA-based therapeutics

To our knowledge, there are no other companies developing GalXC molecules for therapeutic use. However, there are several companies that are currently developing RNAi-based therapies for various indications. We believe that Arrowhead Pharmaceuticals, Inc. (Arrowhead), Alnylam Pharmaceuticals, Inc. (Alnylam) and Arbutus through their company specific development or through various partnerships with the aforementioned companies are developing RNAi-based therapies that are competing against our current programs or potential future programs.

Among these, Alnylam, in partnership with Genzyme Corporation (a Sanofi company) (Genzyme), is developing multiple genetic rare disease programs including its patisiran (ALN-TTR) program, which is an

RNAi-based therapy for the treatment of hereditary transthyretin-mediated amyloidosis with polyneuropathy (hATTR-PN) and is currently in Phase 3 trials. Alnylam has announced the APOLLO study has completed enrollment of 225 patients at 44 sites in 19 countries, between December 2013 and January 2016 and it expects to announce top-line data from the study in mid-2017. In October 2016, Alnylam discontinued the development of revusiran (ALN-TTRsc), a potential treatment for hereditary ATTR amyloidosis with cardiomyopathy (hATTR-CM). Additional genetic rare disease programs are being developed by Alnylam in partnership with Genzyme including ALN-TTRsc02 for all forms of ATTR amyloidosis; fitusiran (ALN-AT3), for the treatment of hemophilia and rare bleeding disorders; ALN-GO1 for the treatment of PH1; ALN-CC5 for the treatment of complement-mediated diseases; and ALN-AS1, for the treatment of acute hepatic porphyrias among others. In addition, Alnylam initiated a Phase 1/2 clinical trial with ALN-HBV for the treatment of HBV infection in mid-2016 and previously announced its intention to seek strategic partnerships for its hepatic infectious disease therapeutic area. The Medicines Company (MDCO) and its partner, Alnylam, are advancing an experimental PCSK9 RNAi therapy, inclisiran (formerly PCSK9si), for the treatment of hypercholesterolemia.

Arbutus is a clinical-stage biopharmaceutical company developing RNAi-therapeutics for HBV infection. Arbutus has three HBV programs in development. ARB-1467 is in a multi-dose Phase 2 study in chronic HBV patients, which was initiated in December 2015. Arbutus reported interim results from the first two cohorts of the ongoing study in September 2016, and expects to announce final data from cohorts one to three in the first half of 2017. In the first quarter of 2017, Arbutus expects to initiate clinical studies for ARB-1740, its second generation RNAi agent, and for AB-423, its core protein/capsid formation inhibitor program. Arbutus has rights under Alnylam’s intellectual property to develop RNAi therapeutic products.

Arrowhead is developing RNAi therapeutics and has multiple programs in preclinical development. In November 2016, Arrowhead announced it would be discontinuing the development of certain clinical-stage drug candidates, which utilized the intravenously administered DPCivTM, or EX1, delivery vehicle, and planned to redeploy its resources and focus toward utilizing the company’s new proprietary subcutaneous and extra-hepatic delivery systems. Arrowhead’s preclinical programs include ARO-HBV for chronic HBV; ARO-AAT to treat liver diseases associated with alpha-1 antitrypsin deficiency; ARO-F12 for factor 12 mediated diseases, such as hereditary angioedema and thromboembolic disorders; ARO-HIF2, for the treatment of clear cell renal cell carcinoma associated with HIF-2a; ARO-LPA targeting a polipoprotein A for cardiovascular disease; and ARO-AMG1 for an undisclosed genetically validated cardiovascular target.

Wave Life Sciences is developing stereopure nucleic acid therapeutics spanning multiple modalities, including antisense, exon-skipping and single-stranded RNAi.

In addition to RNAi therapies, there are other intracellular technologies focused on silencing the activity of specific genes by targeting mRNAs copied from them. Companies such as miRagen Therapeutics, Inc., Regulus Therapeutics Inc. and Santaris Pharma A/S, which was acquired by Roche in 2014 and is now known as Roche Innovation Center Copenhagen, target or inhibit or replace microRNAs, which are approximately 22 nucleotides in length, short, non-coding RNAs, to alter mRNA expression levels.

Ionis Pharmaceuticals is discovering and developing RNA-targeted therapeutics based on its antisense technology across multiple therapeutic areas, including severe and rare diseases, cardiovascular diseases, and chronic HBV. The company’s commercial products include KYNAMRO® (mipomersen sodium) injection for homozygous familial hypercholesterolemia (HoFH) targeting ApoB-100, which is partnered to Kastle Therapeutics, and Spinraza™ (nusinersen), which received FDA approval for the treatment of spinal muscular atrophy in pediatric and adult patients in December 2016. Biogen is responsible for commercialization of Spinraza. Ionis has a product pipeline with over three dozen drugs in development. Drugs currently in Phase 3 development include volanesorsen, a drug Ionis is developing and plans to commercialize through its wholly owned subsidiary, Akcea Therapeutics, that targets Apo-CIII to treat patients with either familial chylomicronemia syndrome or familial partial lipodystrophy; IONIS-TTRRx, a drug Ionis is developing with GSK to treat patients with TTR amyloidosis; and alicaforsen, licensed to Atlantic Healthcare, which is in late stage development for inflammatory bowel disease pouchitis targeting ICAM-1. In addition, Ionis has three programs in Phase 2 development for cardiovascular disease and two programs in Phase 1 development for HBV.

Moderna and other companies are developing a new class of drugs made of mRNA. This new drug modality may be able to direct the body’s cellular machinery to produce therapeutic proteins of interest that may have therapeutic benefit for the treatment of various diseases. The product candidates being developed by these companies are currently in preclinical and clinical trials for various indications.

If our lead product candidates are approved for the indications for which we undertake clinical trials, they may compete with therapies that are either in development or currently marketed by our competitors.

Primary Hyperoxaluria Type 1

The current standard of care for treating PH1 is dual-organ transplant, namely a kidney and liver transplant in patients with PH1, which is often difficult to perform due to lack of donors and the threat of organ rejection. Other treatments include pyridoxine regimens and intensive dialysis, as well as treatments generally used in kidney stone disorders such as high-volume fluid intake and oral citrate. These other treatments do not halt disease progression. OxThera AB has a competing approach to PH1 treatment, currently in Phase 2 clinical trials, that is not RNAi-based. In January 2016, Alnylam announced its plans to start a Phase 1 clinical trial for ALN-GO1, an investigational RNAi therapeutic for the treatment of PH1. Alnylam presented initial Phase 1 clinical data from its NHV portion of the study in the third quarter of 2016 at the IPNA.

Hypercholesterolemia

Repatha® (evolocumab) was the second PCSK9 MAb inhibitor to receive FDA approval. Developed by Amgen, Inc., Repatha was approved in August 2015 for use in addition to diet and maximally-tolerated statin therapy in adults with heterozygous familial hypercholesterolemia, HoFH, or clinical atherosclerotic cardiovascular disease, such as heart attacks or strokes, who require additional lowering of LDL cholesterol.

Praluent® (alirocumab) was approved in July 2015 and launched in the U.S. as a second line treatment for adults with heterozygous familial hypercholesterolemia or clinical atherosclerotic cardiovascular disease whose LDL cholesterol is not adequately controlled by diet and statin treatment. Alirocumab was the first anti-PCSK9 MAb to receive FDA approval and was developed by Sanofi and Regeneron Pharmaceuticals, Inc. Although the marketing, selling and manufacturing of Praluent is currently subject to a patent infringement dispute between Sanofi and Regeneron and Amgen, Sanofi and Regeneron are permitted to continue marketing, selling and manufacturing Praluent in the U.S. during the appeal process.

There are additional anti-PCSK9 MAb therapies in clinical development. Multiple cardiovascular outcome studies are being conducted with the anti-PCSK9 MAb therapies to determine if these higher risk patients will have superior cardiovascular outcomes vs. patients treated with standard of care. On February 2, 2017, Amgen announced that the FOURIER (Further Cardiovascular Outcomes Research with PCSK9 Inhibition in Subjects with Elevated Risk) trial studying Repatha’s ability to reduce cardiovascular risk in atherosclerotic patients met its primary endpoint. On March 17, 2017, at the American College of Cardiology’s 66th Annual Scientific Session, Amgen presented positive results showing that Repatha (Evolocumab) decreases LDL-C levels and reduces risk of cardiovascular events.

MDCO and its partner, Alnylam, are advancing an experimental PCSK9 RNAi therapy, inclisiran (formerly PCSK9si), which has a similar mechanism of action as Dicerna’s GalXC PCSK9 compound. Inclisiran is being studied in a placebo-controlled, double-blind, randomized Phase 2 trial of single or multiple subcutaneous injections in a total of 501 patients with atherosclerotic cardiovascular disease (ASCVD) or ASCVD-risk equivalents (e.g., diabetes and familial hypercholesterolemia) and elevated LDL-C despite maximum tolerated doses of LDL-C lowering therapies. The primary endpoint of the study, known as ORION-1, is the percentage change in LDL-C levels from baseline at Day 180. Preliminary topline data from the study, presented at the American Heart Association Scientific Sessions in November, 2016, show that inclisiran was generally well tolerated and no material safety issue was observed, including no elevations of liver enzymes considered related to study medication and no neuropathy or change in renal function, and that the study met all interim analysis goals.

Government Regulation and Product Approval

Governmental authorities in the U.S., at the federal, state and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, promotion, storage, record-keeping, advertising, distribution, sampling, pricing, sales and marketing, safety, post-approval monitoring and reporting, and export and import of products such as those we are developing. Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the U.S. and will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources and the extensive laws and regulations that apply to drug products and product candidates in the United States are subject to change.

U.S. government regulation

NDA approval processes

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the FDCA) and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may result in a delay of approval or subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawal of an approval;

•	imposition of a clinical hold;

•	issuance of warning or untitled letters;

•	product recalls;

•	product seizures;

•	refusals of government contracts;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution.

The process required by the FDA before a drug may be marketed in the U.S. generally includes the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies conducted according to Good Laboratory Practices (GLPs) or other applicable laws and regulations;

•	submission to the FDA of an investigational new drug application (IND), which must become effective before human clinical trials may begin;

•	approval by an institutional review board (IRB) at each clinical site before each trial may be initiated

•	performance and inspection of adequate and well-controlled human clinical trials and clinical data according to FDA regulations and Good Clinical Practices (GCP) to establish the safety and efficacy of the product candidate for its intended use;

•	submission of an NDA to the FDA and the FDA’s acceptance of the NDA for filing;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product candidate is produced to assess compliance with current cGMPs to assure that the facilities, methods and controls are adequate to preserve the product candidate’s identity, strength, quality and purity;

•	satisfactory completion of an FDA inspection of the major investigational sites to ensure data integrity and assess compliance with GCP requirements; and

•	FDA review and approval of the NDA.

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

All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with FDA regulations and GCPs. They must be conducted under protocols detailing the objectives of the trial, dosing procedures, research subject selection and exclusion criteria and the safety and effectiveness criteria to be evaluated. Each protocol and protocol amendments must be submitted to the FDA as part of the IND, and progress reports detailing the status of the clinical trials must be submitted to the FDA annually. Sponsors also must timely report to the FDA serious and unexpected adverse reactions, any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigation brochure or any findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug. All research subjects or their legally authorized representatives must provide their informed consent in writing prior to their participation in a clinical trial. An IRB at each institution participating in the clinical trial must review and approve the protocol and the informed consent form before a clinical trial commences at that institution, monitor the study until completed and otherwise comply with IRB regulations. Information about most clinical trials must be submitted within specific timeframes to the National Institutes of Health (NIH) to be publicly posted on the ClinicalTrials.gov website.

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

During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points. These points may be prior to the submission of an IND, at the end of Phase 2 and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of an NDA. If a Phase 2 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim.

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

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. In addition, the FDA may condition approval on the completion of post approval studies. Such studies may involve clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. If the FDA determines that it is necessary to ensure the safe use of the drug, the FDA may also condition approval on the implementation of a risk evaluation and mitigation strategy (REMS). The REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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

New drugs are eligible for Fast Track status if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track status entitles such a drug to expedited review and frequent contact with the FDA review division. Unlike other expedited review programs, Fast Track designation allows the FDA to accept for review individual sections of the NDA on a rolling basis. The FDA may also grant a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months from filing of an NDA, rather than the standard review of ten months from filing under current Prescription Drug User Fee Act guidelines. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

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

The FDA may expedite the approval of a designated breakthrough therapy, which is a drug that is intended, to treat a serious or life-threatening disease or condition for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A sponsor may request that a drug be designated as a breakthrough therapy at any time during the clinical development of the product. If the FDA designates a drug as a breakthrough therapy, the FDA must take actions appropriate to expedite the development and review of the application, which may include holding meetings with the sponsor and the review team throughout the development of the drug; providing timely advice to the sponsor regarding the development of the drug to ensure that the development program is as efficient as practicable; involving senior managers and experienced review staff, as appropriate, in a collaborative, cross-disciplinary review; and taking steps to ensure that the design of the clinical trials is as efficient as practicable.

In December 2016, the 21st Century Cures Act (Cures Act), was signed into law. The Cures Act included numerous provisions that may be relevant to our product candidates, including provisions designed to speed development of innovative and breakthrough therapies. The Cures Act amends the FDCA and the Public Health Service Act, to reauthorize and expand funding for the NIH and to authorize FDA to increase spending on innovation projects. Central to the Cures Act are provisions that enhance and accelerate FDA’s processes for reviewing and approving new drugs and supplements to approved NDAs. The Cures Act also includes a provision that requires certain manufacturers or distributors of an investigational drug to make their policies on the availability of certain expanded access programs publicly available. Because the Cures Act was enacted recently and the FDA may take several years to develop these policies, it is difficult to know whether or how the Cures Act will directly affect our business.

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

Pediatric exclusivity, pediatric use and rare pediatric disease priority review vouchers

Under the Best Pharmaceuticals for Children Act, certain product candidates may obtain an additional six months of exclusivity if the sponsor submits information requested in writing by the FDA (a Written Request) relating to the use of the active moiety of the product candidate in children. The FDA may not issue a Written Request for studies on unapproved or approved indications or where it determines that information relating to the use of a product candidate in a pediatric population, or part of the pediatric population, may not produce health benefits in that population.

In addition, the Pediatric Research Equity Act (PREA) requires a sponsor to conduct pediatric studies for most product candidates and biologics, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs, biologics license application and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must assess the safety and effectiveness of the product candidate for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product candidate is safe and effective. The sponsor or the FDA may request a deferral of pediatric studies for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the product candidate or biologic is ready for approval for use in adults before pediatric studies are complete or that additional safety or effectiveness data needs to be collected before the pediatric studies begin. After April 2013, the FDA must send a noncompliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation. PREA does not apply to any drug for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Under section 529 of the FDCA, the FDA will award priority review vouchers to sponsors of certain rare pediatric disease product applications. The rare pediatric disease priority review vouchers program was re-authorized by Congress in the Cures Act, extending the program through 2020.

Section 529 of the FDCA is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs for rare diseases, pediatric populations, and unmet medical needs, section 529 provides an additional incentive for rare pediatric diseases, which may be used alone or in combination with other incentive programs. “Rare pediatric disease” is defined as a disease that:

•	“primarily affects individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents,” which is interpreted as meaning that greater than 50% of the affected population in the U.S. is aged 0 through 18 years; and

•	is “a rare disease or condition” as defined in FDCA, which includes diseases and conditions that affect fewer than 200,000 persons in the U.S. and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the drug in the U.S. can be recovered from sales of the drug in the U.S.

Under section 529, the sponsor of a human drug application for a rare pediatric disease drug product may be eligible for a voucher that can be used (or sold) to obtain a priority review for a subsequent human drug application submitted under section 505(b)(1) of the FDCA or section 351 of the Public Health Service Act after the date of approval of the rare pediatric disease drug product. The FDA has issued draft Guidance for Industry for Rare Pediatric Disease Priority Review Vouchers.

Post-approval requirements

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product candidate reaches the market. Requirements for additional Phase 4 (post-approval marketing studies) to confirm safety and efficacy may be imposed as a condition of approval. Later discovery of previously unknown problems with a product candidate may result in REMS or even complete withdrawal of the product candidate from the market. After approval, some types of changes to the approved product candidate, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further FDA review and approval. In addition, the FDA may require testing and surveillance programs to monitor the effect of approved product candidates that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product candidate based on the results of these post-marketing programs.

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

Regulation outside of the U.S.

In addition to regulations in the U.S., we will be subject to regulations of other jurisdictions governing any clinical trials and commercial sales and distribution of our product candidates. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials in such countries, and approval of the regulators of such countries or supranational areas, such as the European Union (EU), before we may market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

Under EU regulatory systems, a company may submit marketing authorization applications either under a centralized or decentralized procedure. The centralized procedure, which is compulsory for certain medicines, including those produced by biotechnology or those intended to treat HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases or diabetes and is optional for those medicines which are a significant therapeutic, scientific or technical innovation or whose authorization would be in the interest of public health, provides for the grant of a single marketing authorization that is valid for all EU member states. The decentralized procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the remaining member states. Within 90 days of receiving the applications and assessment reports, each member state must decide whether to recognize the approval. If a member state does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding on all member states.

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product.

Coverage and Reimbursement

Sales of our products will depend, in part, on the extent to which the costs of our products will be covered and paid for by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or other alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. For example, the current administration has indicated support for possible new measures to regulate drug pricing. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could significantly limit our net revenue and results. If these third-party payors do not consider our products to be cost-effective compared to other therapies, they may not cover our products after approved as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the NIH, and periodic reports on the status of the research and related expenditures will be made to the U.S. Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had a significant impact on the health care industry by, for example, expanding coverage for the uninsured and seeking to contain overall healthcare costs. With regard to pharmaceutical products, among other things, the ACA contains provisions that may reduce the profitability of drug products such as expanding and increasing industry rebates for drugs covered under Medicaid programs and making changes to the coverage requirements under the Medicare Part D program. Recently, the current Administration and U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, which has contributed to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward. There is still uncertainty with respect to the impact the current Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

In addition, in some non-U.S. jurisdictions, the proposed pricing for a product candidate must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, product candidates launched in the EU do not follow price structures of the U.S. and generally tend to be significantly lower.

Environment

Our third-party manufacturers are subject to inspections by the FDA for compliance with cGMP and other U.S. regulatory requirements, including U.S. federal, state and local regulations regarding environmental protection and hazardous and controlled substance controls, among others. Environmental laws and regulations are complex, change frequently and have tended to become more stringent over time. We have incurred, and may continue to incur, significant expenditures to ensure we are in compliance with these laws and regulations. We would be subject to significant penalties for failure to comply with these laws and regulations.

Sales and Marketing

Our current focus is on the development of our existing portfolio, the initiation and completion of clinical trials and, if and where appropriate, the registration of our product candidates. We currently do not have marketing, sales and distribution capabilities. If we receive marketing and commercialization approval for any of our product candidates, we intend to market the product either directly or through strategic alliances and distribution agreements with third parties. The ultimate implementation of our strategy for realizing the financial value of our product candidates is dependent on the results of clinical trials for our product candidates, the availability of funds, our ability to obtain adequate coverage and reimbursement of our products, compliance with laws governing our sales and marketing activities, and the ability to negotiate acceptable commercial terms with third parties.

Employees

As of December 31, 2016, we had 47 full-time employees, of whom 36 are engaged in research and development and 11 in administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Geographically, 45 employees are located in Massachusetts, one in Colorado and one in New Jersey. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in 2006. We maintain our executive offices at 87 Cambridgepark Drive, Cambridge, MA 02140, and our main telephone number is (617) 621-8097. Our website address is www.dicerna.com, which contains information about us. The information contained in, or that can be accessed through, our website is not part of, and is not incorporated in the documents we file with the Securities Exchange Commission (SEC).

The information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports are available, free of charge, on or through our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

We are providing the following cautionary discussion of risk factors, uncertainties and assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), and Section 27A of the Securities Act of 1933, as amended (Securities Act). You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time, and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

Risks Related to Our Business

We will need to raise substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2016, we had $45.9 million in cash and cash equivalents and held-to-maturity investments Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the next 12 months. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through the sale of securities, debt financings, credit and loan facilities and payments received under our collaborations and license agreement with KHK. For example, on March 30, 2017, we entered into an SPA with Investors pursuant to which we agreed to issue and sell 700,000 shares of our newly designated Redeemable Convertible Preferred in a Private Placement. The Private Placement is expected to close on or before April 11, 2017, subject to the satisfaction of customary closing conditions. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce or terminate our research and development programs, preclinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities.

We are a biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of DsiRNA molecules and delivery technologies. We have had significant operating losses since our inception. As of December 31, 2016, we had an accumulated deficit of $255.7 million. For the years ended December 31, 2016, 2015 and 2014, our net loss was $59.5 million, $62.8 million and $47.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

Further, the FDA has relatively limited experience with RNAi or GalXC based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using RNAi or GalXC, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on GalXC prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to factors such as whether the product can be sold at a competitive price and otherwise accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on GalXC technology, and we may not be able to convince the medical community and third-party payors to accept and use, or to provide favorable coverage or reimbursement for, any product candidates developed by us or our existing collaborator or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our product candidates;

•	the prevalence and severity of any adverse side effects associated with our product candidates;

•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;

•	relative convenience and ease of administration of our product candidates;

•	the willingness of patients to accept any new methods of administration;

•	the success of our physician education programs;

•	the availability of adequate government and third-party payor coverage and reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments;

•	our ability to compliantly market and sell our products; and

•	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.

With our focus on the emerging therapeutic modality RNAi, these risks may increase to the extent the space becomes more competitive or less favored in the commercial marketplace. Additional risks apply in relation to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the U.S., the EU and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist at the time we commence commercialization, if any, for a product, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The respective orphan designation and exclusivity frameworks in the U.S. and in the European Union are subject to change, and any such changes may affect our ability to obtain EU or U.S. orphan designations in the future.

Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including IRB approval to conduct clinical trials at particular sites, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborator KHK. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.

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

In December 2009, we entered into a research collaboration and license agreement with KHK for the research, development and commercialization of DsiRNA molecules and drug delivery technologies for therapeutic targets, primarily in oncology. Under the research collaboration and license agreement with KHK, KHK has paid us a total of $17.5 million. During the first two years of the collaboration, we worked together with KHK to optimize KHK’s lipid nanoparticles for tumor delivery and to identify DsiRNAs optimized against oncology and KRAS targets. Based on the results of this research, KHK exercised options to advance two separate DsiRNAs into the development stage, including one with a KRAS target. For each product candidate under the research collaboration and license agreement, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. The success of our collaboration programs with KHK depends entirely upon the efforts of KHK. Except for certain co-promotion and profit sharing rights we retain with respect to the KRAS product candidate if it is approved for marketing and commercialization in the U.S., KHK has sole discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources it applies to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by the collaboration. KHK may not be effective in obtaining approvals for the product candidates developed under the collaboration arrangement or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Under the research collaboration and license agreement, KHK may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. KHK has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and its own corporate objectives may not be consistent with our best interests. If KHK fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate under our collaboration or if KHK terminates our collaboration, our business, financial condition, results of operations and prospects could be materially and adversely affected. In addition, any dispute or litigation proceedings we may have with KHK in the future could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

If third parties on which we depend to conduct our preclinical studies, or any future clinical trials, do not perform as contractually required, fail to satisfy regulatory or legal requirements or miss expected deadlines, our development program could be delayed with materially adverse effects on our business, financial condition, results of operations and prospects.

We rely on third party clinical investigators, contract research organizations (CROs), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and will do the same for any clinical trials. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality, compliance and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful, compliant, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and certain foreign regulatory authorities, such as the EMA, require preclinical studies to be conducted in accordance with applicable GLPs and clinical trials to be conducted in accordance with applicable FDA regulations and GCPs, including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints and/or stock-outs of our products, be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with KHK, COH, Carnegie and PBL, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product candidate do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions would entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of multiple companies that are working in the field of RNAi therapeutics, including a major pharmaceutical company, Takeda Pharmaceutical Company Limited, and biopharmaceutical companies such as Alnylam, which acquired Sirna from Merck in March 2014, Arbutus, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc., Wave Life Sciences, Benitec Biopharma Limited and Arcturus Therapeutics. In particular, Arrowhead holds a non-exclusive license to the same patent rights of COH and Integrated Data Technologies, Inc. (IDT) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with some of our product candidates. In March 2015 Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three preclinical RNAi candidates for which Novartis has developed varying amounts of preclinical data. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There are also competitors to our proprietary product candidates currently in development, some of which may become commercially available before our product candidates.

We also compete with companies working to develop antisense and other RNA-based drugs. Like RNAi therapeutics, antisense drugs target mRNA with the objective of suppressing the activity of specific genes. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for products that target mRNAs. Significant competition also exists from companies such as Alnylam and Arrowhead to discover and develop safe and effective means to deliver therapeutic RNAi molecules, such as DsiRNAs, to the relevant cell and tissue types.

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

We have limited experience in drug development and very limited experience with clinical trials of product candidates. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators or partners, suppliers and other organizations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, reporting systems and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.

If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.

We currently have no sales, marketing or distribution capabilities or experience. If any of our product candidates is approved, we will need to develop internal sales, marketing and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial, legal and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration and compliance capabilities. If we rely on third parties with such capabilities to market our approved products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable, compliant terms or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations and prospects could be materially and adversely affected.

If we fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.

The Company, our product candidates, our suppliers, and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the EU, the United States, and other countries, with the regulations differing from country to country.

Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling, advertising and promotional activities, record keeping, distribution, adverse event reporting, import and export of pharmaceutical products, pricing, sales and marketing, and fraud and abuse requirements. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (RMPs) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any European Union member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures or administrative detention of products, refusal to permit the import or export of products, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties and criminal prosecution.

We have a legal entity physically located in the United Kingdom, which we established in order to conduct clinical trials in EU member states. On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. On March 29, 2017, the Prime Minister of the United Kingdom delivered a formal notice of withdrawal to the EU. It appears likely that this withdrawal will involve a process of lengthy negotiations between the United Kingdom and EU member states to determine the future terms of the United Kingdom’s relationship with the EU. This could lead to a period of considerable uncertainty and could impact our regulatory process in Europe.

Price controls imposed in foreign markets may adversely affect our future profitability.

In some countries, particularly member states of the EU, the pricing of prescription drugs is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after reimbursement has been obtained.

Reference pricing used by various EU member states and parallel distribution, or arbitrage between low-priced and high-priced member states, can further reduce prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our RNAi therapeutic candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations or prospects could be adversely affected.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA or U.S. health care laws and regulations or applicable laws, regulations, guidance or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, provide accurate information to any governmental authorities such as FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance and codes of conduct intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws, regulations, guidance and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive program, health care professional, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA regulated activities, and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of Company or patient confidential information.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of the Company or clinical patients, we could incur liability and the development of our product candidates could be delayed.

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

We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have not performed an analysis on whether we have experienced any ownership changes in the past. It is possible that we have experienced an ownership change, including pursuant to the initial public offering of our common stock, which closed on February 4, 2014, and our net operating losses are subject to such limitation. As of December 31, 2016, we had significant U.S. federal and Massachusetts net operating loss carryforwards. Any limit on these loss carryforwards if we have or do experience an ownership change could have an adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash and cash equivalents and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2016, we had $45.9 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the Securities and Exchange Commission. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in our Annual Reports on Form 10-K.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of March 29, 2017, our worldwide patent estate, not including the patents and patent applications that we have licensed, included over 20 issued patents or allowed patent applications and over 100 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, the Leahy-Smith America Invents Act enacted in 2011 involves significant changes in patent legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which cases either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing nucleic acid products that are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

To the extent that we do not have exclusive rights in the patents covered by the license granted to us by COH, we cannot prevent third parties from developing DsiRNA based product candidates in competition with certain of our GalXC products. Prior to entering into the license with us, COH had entered into a non-exclusive license with a third party with respect to such patent rights to manufacture, use, import, offer for sale and sell products covered by the licensed patent rights for the treatment or prevention of disease in humans (excluding viruses and delivery of products into the eye or ear). While we believe that such non-exclusive license has been terminated, COH has informed us that a sublicensee to that non-exclusive license was permitted to enter into an equivalent non-exclusive license which, to our knowledge, is subsisting with Arrowhead, as successor to the non-exclusive license holder. As successor to the non-exclusive license holder, we believe that Arrowhead has substantially similar access to the same patent rights related to technology granted to us under our license with COH. Arrowhead is developing RNA-based therapeutics for the treatment of diseases of the liver, which may directly compete with our product candidates. In addition, the U.S. government has certain rights to the inventions covered by the patent rights and COH, as an academic research and medical center, has the right to practice the licensed patent rights for educational, research and clinical uses. If Arrowhead or another party develops, manufactures, markets and sells any product covered by the same patent rights and technologies that compete with ours, it could significantly undercut the value of any of our product candidates, which would materially and adversely affect our revenue, financial condition and results of operations.

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

Many of our employees were previously employed at universities or biotechnology or pharmaceutical companies, including our competitors or potential competitors. From time to time, we have received correspondence from other companies alleging the improper use or disclosure, or inquiring regarding the use or disclosure, by certain of our employees who have previously been employed elsewhere in our industry, including with our competitors, of their former employer’s trade secrets or other proprietary information.

Responding to these allegations can be costly and disruptive to our business, even when the allegations are without merit, and can be a distraction to management. On June 10, 2015, Alnylam filed a complaint against us in the Superior Court of Middlesex County, Massachusetts, alleging misappropriation of confidential information and trade secrets, as well as other related claims, in connection with our hiring of a number of former employees of Sirna, which at the time was a subsidiary of Merck, and in connection with our discussion with Merck to acquire Sirna, which was subsequently acquired by Alnylam. We may be subject to additional claims in the future that these or other employees of the Company have, or we have, inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending current or future claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, personnel, or the ability to use some of our research and development. A loss of intellectual property, key research personnel, or their work product could hamper our ability to commercialize, or prevent us from commercializing, our product candidates, which could severely harm our business.

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

Risks Related to Government Regulation

We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, development, testing, manufacture, quality control, approval, labeling, packaging, promotion, storage, record-keeping, advertising, distribution, sampling, pricing, sales and marketing, safety, post-approval monitoring and reporting, and export and import of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

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

Because the drugs we are developing may represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. While we believe the product candidates that we are currently developing are regulated as new drugs under the FDCA, the FDA could decide to reclassify them, namely to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. Regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the FDA has the authority to require a REMS plan as part of an NDA or biologics license application (BLA) or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect coverage and reimbursement by third-party payors.

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

We and our collaborators are or may become subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include, but are not limited to:

•	the U.S. federal anti-kickback statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims act, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the FDCA and other laws, which prohibit promotion of drugs prior to FDA approval and prohibit dissemination of information about unapproved uses of approved drugs, with very specific and limited exceptions;

•	HIPAA and HITECH, which prohibit executing a scheme to defraud healthcare programs, impose requirements relating to the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the federal Physician Payment Sunshine Act (Open Payments) requires that, among others, manufacturers of pharmaceutical and biological drugs covered by Medicare, Medicaid, and Children’s Health Insurance Programs report certain payments and other transfers of value to U.S.-licensed physicians and teaching hospitals unless an exception applies; and

•	state laws comparable to each of the above federal laws, such as, for example, state anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance or transparency reporting programs, and laws relating to patient data privacy and security.

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. Achieving and sustaining compliance with applicable laws and regulations may also be costly to us in terms of money, time and resources. In addition, many of the laws with which we must comply contain provisions added or amended by the ACA. The current Administration and the U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, which has contributed to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward.

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning or untitled letters;

•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on, or prohibitions against, importation or exportation of our products;

•	suspension of review or refusal to approve pending applications or supplements to approved applications;

•	limitations on our ability to secure or maintain adequate coverage and reimbursement for our proprietary product candidates from government (including U.S. federal health care programs) and private payors;

•	exclusion from participation in government-funded healthcare programs (including Medicare and Medicaid);

•	exclusion from eligibility for the award of government contracts for our products;

•	FDA debarment of individuals at our Company;

•	suspension or withdrawal of product approvals;

•	seizure or administrative detention of products;

•	injunctions; and

•	civil and criminal penalties and fines.

Any drugs we develop may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, thereby harming our business.

The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. However, there may be significant delays in obtaining coverage for newly-approved drugs. Moreover, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution costs. Also, interim payments for new drugs, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness, their coverage prospects, or the likely level or method of reimbursement, if covered. Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates and other concessions to reduce the prices for pharmaceutical products. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our proposed products for marketing and could further limit pricing approvals for, and reimbursement of, our products from government authorities and third-party payers. For example, the current administration has indicated support for possible new measures related to drug pricing. New government legislation or regulations related to pricing or a government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our products hold the potential to limit severely market acceptance of such products. If the price we are able to charge for any products we develop, or the reimbursement provided for such products, is inadequate in light of our development and other costs, our return on investment could be adversely affected.

We currently expect that certain drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-

administered (including injectable drugs) may be eligible for coverage under the Medicare Part B program if certain requirements, including the following, have been satisfied:

•	they are furnished incident to a physician’s services;

•	they are reasonable and necessary for the diagnosis or treatment of the illness or injury for which they are administered according to accepted standards of medical practice;

•	they are included or approved for inclusion in certain Medicare-designated pharmaceutical compendia; and

•	they have been approved by the FDA.

Under current law, as a condition of receiving Medicare Part B reimbursement (the Medicare program that generally covers physician-administered, outpatient drugs) for a manufacturer’s eligible drugs or biologicals, the manufacturer is required to participate in other government healthcare programs, including the Medicaid Drug Rebate Program and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the Department of Health and Human Services as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities eligible to participate in the program. Average prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. Reimbursement rates under Medicare Part B would depend in part on whether the newly approved product would be eligible for a unique billing code. Self-administered, outpatient drugs are typically reimbursed by Medicare under Medicare Part D, and drugs that are administered in an inpatient hospital setting are typically reimbursed under Medicare Part A under a bundled payment. It is difficult for us to predict how Medicare coverage and reimbursement policies will be applied to our products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

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

For example, in the U.S., Congress passed the ACA, which contains provisions that affect companies in the pharmaceutical industry and other healthcare-related industries in a variety of ways. Provisions that may affect pharmaceutical companies include, but are not limited to, the following.

•	Mandatory rebates for drugs sold under the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	The 340B Drug Pricing Program has been extended to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals.

•	Pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole.”

•	Pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition.

•	If the FDA were to reclassify any of our existing product candidates or choose to classify any of our future product candidates as biologics, then marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, the FDA may approve a biosimilar product to enter the market, which is likely to reduce the pricing for the innovator product and could affect our profitability if our products are classified as biologics.

In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the Budget Control Act of 2011 (BCA) called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued a sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs. Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months.

The financial impact of the U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for products affected by the legislation. Moreover, we cannot predict what healthcare reform initiatives may be adopted in the future. For example, the current Administration and the U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, which has contributed to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward. There is still uncertainty with respect to the impact the current Administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold. We cannot assure you that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results. Moreover, further federal and state legislative, regulatory, or judicial developments are likely, and we expect ongoing initiatives in the U.S. to reduce healthcare expenditures. Such reforms could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.

The healthcare industry is heavily regulated in the U.S. at the federal, state, and local levels, and our failure to comply with applicable requirements may subject us to penalties and negatively affect our financial condition.

As a healthcare company, our operations, clinical trial activities and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if the Company receives FDA approval for any of its products in the future. For example, if we receive FDA approval for a product for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), it would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g. the federal false claims act), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g. the federal anti-kickback statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals (Open Payments). We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

Similarly, HIPAA prohibits, among other offenses, knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors, or falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for items or services under a health care benefit program. To the extent that the Company acts as a business associate to a healthcare provider that engages in electronic transactions, the Company may also be subject to the privacy and security provisions of HIPAA, as amended by HITECH, which restricts the use and disclosure of patient-identifiable health information, mandates the adoption of standards relating to the privacy and security of patient-identifiable health information, and requires the reporting of certain security breaches to healthcare provider customers with respect to such information. Additionally, many states have enacted similar laws that may impose more stringent requirements on entities like ours. Failure to comply with applicable laws and regulations could result in substantial penalties and adversely affect the Company’s financial condition and results of operations.

Our ability to obtain services, reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.

The U.S. federal budget remains in flux, which could, among other things, cut Medicare payments to providers. The Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact that the current Administration may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the NIH to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market and sell any products we may develop.

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

In the event that any of our product candidates receive regulatory approval and we or others identify undesirable side effects, adverse events or other problems caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product or seize the product;

•	we may need to recall the product or change the way the product is administered to patients;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	we may not be able to secure or maintain adequate coverage and reimbursement for our proprietary product candidates from government (including U.S. federal health care programs) and private payors;

•	we may be subject to fines, restitution or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	regulatory authorities may require us to implement a REMS, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product; we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Risks Related to Our Common Stock

We are an “emerging growth company” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30 or if we have total annual gross revenue of $1.0 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock through March 29, 2017, the high and low closing sale price of our common stock has ranged from $46.00 and $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section titled “Risk Factors” and the following:

•	the success or failure of competitive products or technologies;

•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors, our existing collaborator or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our products;

•	introductions and announcements of new products by us, our commercialization partners, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ products, clinical studies, manufacturing process or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our or our competitors’ efforts to acquire or in-license additional technologies, products or product candidates;

•	developments concerning our or our competitors’ collaborations, including but not limited to those with sources of manufacturing supply and commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements with the holders of substantially all of our outstanding shares in connection with the follow-on public offering of our common stock;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	general economic, industry and market conditions; and

•	developments concerning complaints or litigation against us.

In addition, the stock markets in general, and the markets for pharmaceutical, biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of the issuer. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

The employment agreements with our executive officers may require us to pay severance benefits to officers who are terminated in connection with a change of control of the Company, which could harm our financial condition.

Our executive officers are parties to employment agreements providing, in the event of a termination of employment in connection with a change of control of the Company, for significant cash payments for severance and other benefits and acceleration of vesting of up to all outstanding stock options. The accelerated vesting of options could result in dilution to our existing stockholders and reduce the market price of our common stock. The payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.

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

As of December 31, 2016, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 57 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

•	a prohibition on actions by our stockholders by written consent;

•	a requirement that special meetings of stockholders, which the Company is not obligated to call more than once per calendar year, be called only by the chairman of our board of directors, our chief executive officer, our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or, subject to certain conditions, by our secretary at the request of the stockholders holding of record, in the aggregate, shares entitled to cast not less than ten percent of the votes at a meeting of the stockholders (assuming all shares entitled to vote at such meeting were present and voted);

•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings; and

•	the authority of the board of directors to issue preferred stock, such as the Redeemable Convertible Preferred, with such terms as the board of directors may determine.

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

As a public company, we incur, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NASDAQ and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect that these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors. However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We are not currently required to comply with the rules of the SEC that implement Section 404(b) of the Sarbanes-Oxley Act (Section 404(b)), and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. Pursuant to Section 404(b), we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404(b) within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404(b). If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be sole source of gain of our common stockholders for the foreseeable future.

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

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. Subject to the satisfaction of customary closing conditions in our Private Placement, we expect to issue 700,000 shares of Redeemable Convertible Preferred that are convertible at any time into shares of our common stock at the Conversion Price. As of March 29, 2017, we also had 736,467 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 6,055,178 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise or conversion of outstanding options, warrants or other securities having an exercise price per share or conversion price that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of March 29, 2017, we had 20,794,193 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Risks Related to Our Private Placement and Redeemable Convertible Preferred

Our failure to complete the Private Placement could have an adverse effect on our working capital and may require us to delay, reduce or terminate our research and development programs, preclinical or clinical trials.

On March 30, 2017, we entered into the SPA with the Investors pursuant to which we agreed to issue and sell 700,000 shares of our newly designated Redeemable Convertible Preferred for total gross proceeds of $70.0 million in the Private Placement. The Private Placement is expected to close on or about April 11, 2017, subject to the satisfaction of customary closing conditions. We cannot assure you that all of the various conditions will be satisfied, or that the Private Placement will be completed on the proposed terms, within the expected timeframe, or at all.

If the Private Placement is not consummated, we will be required to seek alternative sources of financing and we cannot guarantee you that the Company will be able to effect another financing option on terms as favorable as the Private Placement. Failure to secure an alternative financing option could have an adverse effect on our working capital and the price of our common stock and may require us to delay, reduce or terminate our research and development programs, preclinical or clinical trials.

The issuance of shares of our Redeemable Convertible Preferred would reduce the relative voting power of holders of our common stock, would dilute the ownership of such holders and may adversely affect the market price of our common stock.

Holders of our Redeemable Convertible Preferred are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the issuance of the Redeemable Convertible Preferred effectively reduces the relative voting power of the holders of our common stock. Moreover, the conversion of the Redeemable Convertible Preferred to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market, following registration pursuant to the registration rights granted to the holders of the Redeemable Convertible Preferred, of the common stock issuable upon conversion of the Redeemable Convertible Preferred could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Redeemable Convertible Preferred may exercise significant influence over us.

Upon closing of the Private Placement, Investors will own approximately 76% of our shares of common stock on an as-converted basis at the time of such closing. Holders of our Redeemable Convertible Preferred are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

In addition, under the terms of the Certificate of Designation that will govern the Redeemable Convertible Preferred, the Redeemable Convertible Preferred generally ranks, with respect to liquidation, dividends and redemption, senior to other securities and, so long as any shares of Redeemable Convertible Preferred remain outstanding, the approval of the holders of a majority of the Redeemable Convertible Preferred is required in order for the Company to, among other things, (i) amend, modify or fail to give effect to any right of holders of the Redeemable Convertible Preferred, (ii) change the authorized number of Redeemable Convertible Preferred or issue additional Redeemable Convertible Preferred or create a new class or series of equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Redeemable Convertible Preferred in terms of liquidation preference, dividend rights or certain governance rights, (iii) issue shares of common stock or securities convertible into common stock while we have insufficient shares to effect the conversion of the Redeemable Convertible Preferred into common stock, (iv) declare or pay dividends or redeem or repurchase any capital stock (other than certain repurchases from employees, directors, advisors or consultants upon termination of service) or (v) incur certain indebtedness in excess of $10 million.

One of the holders of Redeemable Convertible Preferred will also have the right to nominate a director, subject to the satisfaction of reasonable qualification standards and nominating and corporate governance committee approval of the nominee. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of the director designated by such holder may differ from the interests of our security holders as a whole or of our other directors.

The holders of Redeemable Convertible Preferred will have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders.

Upon our liquidation, dissolution or winding up, the holders of the Redeemable Convertible Preferred will be entitled to receive out of our assets, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such liquidation, dissolution or winding up. In addition, upon consummation of a specified change of control transaction, each holder of Redeemable Convertible Preferred will be entitled to receive in preference to the holders of common stock and any junior preferred stock, an amount equal to the greater of (i) 101% of the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such event. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Redeemable Convertible Preferred in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. The holders of Redeemable Convertible Preferred also have a preferential right to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly, and subject to adjustment upon achievement of certain milestones. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

In addition, the holders of Redeemable Convertible Preferred also have certain redemption and conversion rights, including the right to request redemption by the Company after the seventh anniversary of the closing of the Private Placement.

Our obligations to the holders of Redeemable Convertible Preferred could limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. These preferential rights could also result in divergent interests between the holders of shares of Redeemable Convertible Preferred and holders of our common stock.

Sales of shares issued in recent placements may cause the market price of our shares to decline.

If the Private Placement is consummated, we will issue 700,000 shares of Redeemable Convertible Preferred which are convertible at any time into shares of our common stock at an agreed conversion rate. We have agreed to grant the holders of Redeemable Convertible Preferred certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred. Upon the effectiveness of such registration statements, all shares of common stock issuable upon conversion of the Redeemable Convertible Preferred may be freely sold in the open market. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

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

On June 10, 2015, Alnylam filed a complaint against the Company in the Superior Court of Middlesex County, Massachusetts. The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck and its discussions with Merck regarding the acquisition of its subsidiary, Sirna, which was subsequently acquired by Alnylam. The complaint seeks, among other things, damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets. This matter could cause us to incur significant additional legal fees and other costs to defend this action, and an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. We believe, however, that Alnylam’s allegations lack merit. We have filed an answer denying all liability, and we intend to continue to vigorously defend all claims asserted. We expect that a finding of liability against us is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol “DRNA.” The following table sets forth the high and low sale prices per share for our common stock on The NASDAQ Global Select Market for the periods indicated:

Year Ended December 31, 2016:	High	Low
First Quarter	$12.05	$4.30
Second Quarter	$5.85	$2.69
Third Quarter	$6.10	$3.00
Fourth Quarter	$5.98	$2.74

Year Ended December 31, 2015:	High	Low
First Quarter	$27.33	$16.55
Second Quarter	$25.26	$12.50
Third Quarter	$15.17	$7.61
Fourth Quarter	$15.93	$7.66

Holders of Record

As of March 29, 2017, there were approximately 13 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Performance Graph

The following graph illustrates a comparison of the total cumulative stockholder return on our common stock since January 30, 2014 (the date our stock became publicly traded on The NASDAQ Global Select Market) to the NASDAQ composite and NASDAQ biotechnology indices. The graph assumes an initial investment of $100 on January 30, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Recent Sales of Unregistered Securities

We did not sell any securities during the fiscal year ended December 31, 2016 that were not registered under the Securities Act.

On March 30, 2017, we entered into an SPA with the Investors pursuant to which we agreed to issue and sell in the Private Placement 700,000 shares of our newly designated Redeemable Convertible Preferred at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million. The Private Placement is expected to close on or before April 11, 2017, but remains subject to the satisfaction of customary closing conditions. The sale and issuance of the Redeemable Convertible Preferred to the Investors at the closing of the Private Placement, and the issuance of shares of common stock upon exercise and conversion thereof, are expected to be offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder. See “Item 1—Recent Developments” for a more detailed discussion of the Private Placement.

Use of Proceeds from Initial Public Offering of Common Stock

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Parties

None.

Item 6.	Selected Financial Data

DICERNA PHARMACEUTICALS, INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(In thousands, except for share and per share data)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
Results of operations data
Revenue	$295	$184	$—	$—	$7,015
Operating expenses:
Research and development	41,694	43,971	29,453	11,558	11,565
General and administrative	18,349	19,240	15,648	5,820	4,700

Total operating expenses	60,043	63,211	45,101	17,378	16,265

Loss from operations	(59,748)	(63,027)	(45,101)	(17,378)	(9,250)

Other income (expense):
Preferred stock warrant re-measurement	—	—	(2,559)	126	469
Loss on extinguishment of debt	—	—	(143)	(318)	—
Interest income	235	188	63	4	2
Interest expense	—	—	(199)	(952)	(1,342)

Total other income (expense)	235	188	(2,838)	(1,140)	(871)

Net loss	(59,513)	(62,839)	(47,939)	(18,518)	(10,121)
Less: accretion and dividends on redeemable convertible preferred stock	—	—	204	2,388	4,097

Net loss attributable to common stockholders	$(59,513)	$(62,839)	$(48,143)	$(20,906)	$(14,218)

Net loss per share attributable to common stockholders—Basic and diluted	$(2.87)	$(3.09)	$(3.00)	$(709.57)	$(516.00)
Weighted average shares outstanding—Basic and diluted	20,719,761	20,320,628	16,070,054	29,463	27,554

Financial condition data
Cash and cash equivalents	$20,865	$56,058	$26,067	$46,595	$3,670
Held-to-maturity investments	$25,009	$38,551	$72,556	$—	$—
Total assets	$51,252	$100,023	$103,605	$49,794	$10,191
Long-term debt—net of current portion	$—	$—	$—	$260	$4,660
Total stockholders’ equity (deficit)	$41,208	$91,022	$98,340	$(68,919)	$(64,719)

The preceding selected consolidated financial data have been derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2016 and 2015 and for the fiscal years ended December 31, 2016, 2015 and 2014 are included elsewhere in this Annual Report on Form 10-K. The information set forth above should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K, and with our consolidated financial statements and notes thereto, included in Item 8 of this Annual Report on Form 10-K. The information set forth above is not necessarily indicative of our future results of operations or financial condition.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in Part I, Item 1A—“Risk Factors.”

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid RNAi-based pharmaceuticals using our GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases and viral infectious diseases. Within these therapeutic areas, we believe our GalXC RNAi platform will allow us to build a broad pipeline with commercially attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g., dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene.

All of our GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the mRNA of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. The Company’s approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. These proprietary molecules are generally referred to as DsiRNAs. Our GalXC RNAi platform utilizes a particular Dicer Substrate structure configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.

The GalXC RNAi platform supports Dicerna’s long-term strategy to retain, subject to the evaluation of potential licensing opportunities as they may arise, a full or substantial ownership stake and to invest internally in diseases with focused patient populations, such as certain rare diseases. We see such diseases as representing opportunities that carry high probabilities of success, with easily identifiable patient populations and a limited number of Centers of Excellence to facilitate reaching these patients, and the potential for more rapid clinical development programs. For more complex diseases with multiple gene dysfunctions and larger patient populations, we plan to pursue partnerships that can provide the enhanced scale, resources and commercial infrastructure required to maximize these prospects.

Development Programs

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. To date the Company has launched its efforts directed to four therapeutic programs: DCR-PHXC for the treatment of PH1, DCR-PCSK9 for the treatment of hypercholesterolemia, DCR-HBV for the treatment of chronic HBV infection, and an additional program against an undisclosed rare disease. The Company has the capacity to launch up to three programs every year, and intends to advance five programs into the clinic by the end of 2019. We plan to file our first IND application and/or CTA for our GalXC product candidates at the end of 2017, followed by additional INDs in 2018 and 2019.

The table below sets forth the state of development of our various product candidates as of March 29, 2017.

Our current development programs are as follows:

•	Primary Hyperoxaluria Type 1. We are developing DCR-PHXC for the treatment of PH1. PH1 is a rare inborn error of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and to other tissues in the body. In preclinical models of PH, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition. DCR-PHXC is in preclinical development, and has advanced into IND-enabling studies. We plan to file an IND submission and/or CTA for DCR-PHXC in late 2017 and commence human clinical trials in the first quarter of 2018.

To facilitate DCR-PHXC development, we continue to advance our PHYOS, an international, multicenter, observational study in patients with a genetically confirmed diagnosis of PH1. PHYOS is collecting data on key biochemical parameters implicated in the pathogenesis of PH1. We hope to use the data to better understand the baseline PH1 disease state, which will help guide long-term drug development plans.

In the third quarter of 2016, we announced that we had transitioned our PH1 program to DCR-PHXC from DCR-PH1, an LNP formulated RNAi compound. DCR-PH1 was being studied in two clinical trials, DCR-PH1-101 in patients with PH1 and DCR-PH1-102 in NHVs. Both studies have been discontinued, and in November 2016, our licensing and collaboration agreement with Arbutus to license Arbutus’ LNP delivery technology for exclusive use in our PH1 development program terminated in accordance with its terms.

We presented initial data from the NHV study at the 17th Congress of the IPNA in Iguaçu, Brazil on September 22, 2016. We believe these data provide the proof of concept for the pharmacological activity of RNAi-based therapy in PH1.

•	Hypercholesterolemia (PCSK9 targeted therapy). We are using our GalXC RNAi platform to develop a therapeutic that targets the PCSK9 gene for the treatment of hypercholesterolemia. Based on the Company’s candidate development work during the fourth quarter of 2016, Dicerna is positioned to advance DCR-PCSK9, which targets the PCSK9 gene and is indicated for the treatment of statin-refractory patients with hypercholesterolemia, into formal preclinical development. PCSK9 is a validated target for hypercholesterolemia, and there are FDA-approved therapies targeting PCSK9 that are based on MAb technology. Based on preclinical studies, we believe that our GalXC RNAi platform can produce a PCSK9-targeted therapy with more attractive commercial properties than existing MAb therapies, based on comparatively smaller subcutaneous injection volumes and less frequent dosing, while providing equal or superior control of serum cholesterol.

•	An undisclosed rare disease involving the liver. We are developing a GalXC-based therapeutic, targeting a liver-expressed gene involved in a serious rare disease. For competitive reasons we have not

STAGES OF DEVELOPMENT PRODUCT CANDIDATE INDICATION RESEARCH PRECLINICAL CLINICAL POC STUDIES DCR-PHXC Primary Hyperoxaluria Undisclosed Rare Disease DCR-PCSK9 Cardiovascular Disease DCR-HBV Hepatitis B Virus Undisclosed Cardiovascular Disease Undisclosed Chronic Liver Disease Our

yet publicly disclosed the target gene or disease. We have selected this target gene and disease based on criteria that include having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning, and what we believe is a rapid projected path to approval. We plan to file an IND and/or CTA for this program in the second quarter of 2018.

•	Chronic Hepatitis B Virus infection: Based on our candidate development work during the fourth quarter of 2016, we are positioned to advance DCR-HBV, which targets the HBV directly, into formal preclinical development. We are using our GalXC RNAi platform to investigate potential pharmaceutical treatments for HBV. Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBsAg and sustained HBV DNA suppression. Based on preclinical studies, we believe that our GalXC RNAi platform can produce an experimental HBV-targeted therapy that eliminates HBsAg expression in HBV patients and that has the potential to be delivered in a commercially attractive subcutaneous dosing paradigm.

In addition to our GalXC development programs, we have partnered our early generation, non-GalXC RNAi technology against two targets, the KRAS oncogene and an additional undisclosed gene, with the global pharmaceutical company, KHK, to use for development in oncology and formulated using KHK’s proprietary drug delivery system. KHK is responsible for global development of the KRAS program, including all development expenses. For the KRAS product candidate, we retain an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. We are also developing, with KHK, a therapeutic candidate targeting a second cancer-related gene, which we are not identifying at this time. For each product candidate in our collaboration with KHK, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each such product candidate. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials. According to information received from KHK, both product candidates are in preclinical development.

We also have developed a wholly owned clinical candidate, DCR-BCAT, targeting the b-catenin oncogene. DCR-BCAT is based on an extended version of our earlier generation Dicer Substrate RNAi technology and is delivered by our LNP tumor delivery system, EnCoreTM. We plan to out-license or spin out the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.

In oncology, we had been directing our development efforts towards our proprietary product candidate DCR-MYC for the treatment of MYC-related cancers, which was being investigated in two clinical trials: a Phase 1 trial in patients with advanced solid tumors and hematological malignancies, including an expansion cohort in patients with pancreatic neuroendocrine tumors; and a Phase 1b/2 trial in patients with advanced HCC. MYC is an oncogene frequently amplified or overexpressed in a wide variety of tumor types. However, in September 2016, we announced our plan to discontinue the clinical development programs for DCR-MYC. While preliminary data from the DCR-MYC-101 trial provided evidence of clinical response and molecular knockdown of MYC in patients, the early efficacy results from DCR-MYC-101 and DCR-MYC-102 in HCC did not meet the Company’s expectations to warrant further development. Data from these studies were presented at the Oligonucleotide Therapeutics Society Conference on September 28, 2016.

Recent Developments

On March 30, 2017, we entered into a SPA with Investors pursuant to which we agreed to issue and sell in the Private Placement 700,000 shares of our newly designated Redeemable Convertible Preferred, at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million. Other participants in the financing include EcoR1 Capital, Cormorant Asset Management, RA Capital, Domain Associates and Skyline Ventures, among others. The Private Placement is expected to close on or before April 11, 2017, subject to the satisfaction of customary closing conditions.

We plan to file a Certificate of Designation with the Secretary of State of the State of Delaware establishing that each share of Redeemable Convertible Preferred will have a Stated Value of $100.00. Pursuant to the Certificate of Designation, we shall have the right to require the Investors to convert the Redeemable Convertible Preferred into common stock (Mandatory Conversion), at any time following the earlier of (i) the second anniversary of the closing of the Private Placement or (ii) the occurrence of both of the following: (a) (1) the time that we first administer, after the issue date, a dose of a pharmaceutical product candidate (which such product candidate shall be one of the following candidates, or a variation thereof: DCR-PHXC, DCR-PCSK9 or the undisclosed rare disease program currently in pre-clinical development (each, a Product Candidate)) to a human being pursuant to an IND filed by us with the FDA; or (2) after we have first administered, after the issue date, a dose of a Product Candidate to a human being pursuant to a clinical trial authorization with the Medicine and Healthcare Products Regulatory Agency in the European Union and an IND relating to such Product Candidate has become effective; and (b) we enter into a partnership or license agreement with a major company in the pharmaceutical or biotechnology industry relating to a non-Product Candidate, pursuant to which such company provides us with an up-front cash payment of a minimum amount agreed upon by us and the Lead Investor and agrees to customary future milestone and royalty payments, provided, that, in each case ((i) and (ii)), the trading price of our common stock exceeds 200% of the Conversion Price, as defined below, for 45 out of the 60 most recent trading days. Our ability to require conversion shall be subject to the Conversion Blockers and applicable regulatory restrictions. “Conversion Price” shall mean an initial price of $3.19 per share, subject to proportionate adjustment for any stock split, stock dividend, combination or other similar recapitalization event.

Following the date of a Mandatory Conversion, any shares of Redeemable Convertible Preferred that are not converted as a result of the Conversion Blockers or applicable regulatory restrictions shall continue to be entitled to all of the rights of the holders of Redeemable Convertible Preferred except that they will no longer be entitled to cumulative dividends, priority distribution of assets upon consummation of a change of control or a liquidation event and certain special voting provisions.

On or at any time following the seventh anniversary of the closing of the Private Placement, (i) we shall also have the right to redeem the Redeemable Convertible Preferred for a cash consideration equal to the sum of the Accrued Value, as of the date of redemption, plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, and (ii) the holders of a majority of the Redeemable Convertible Preferred shall also have the right to cause us to redeem the Redeemable Convertible Preferred at the same price. “Accrued Value” means, with respect to each share of Redeemable Convertible Preferred, the sum of (i) the Stated Value plus (ii) on each quarterly dividend date, an additional amount equal to the dollar value of any dividends on a share of Redeemable Convertible Preferred which have accrued on any dividend payment date and have not previously been added to such Accrued Value.

At any time and from time to time at their election, the holders of Redeemable Convertible Preferred will have the option to convert the Redeemable Convertible Preferred into shares of our common stock by dividing (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value by (ii) the Conversion Price in effect at the time of such conversion. The conversion of shares of Redeemable Convertible Preferred into shares of common stock is subject to the Conversion Blockers.

In the event of our liquidation, dissolution or winding up, the holder of each share of Redeemable Convertible Preferred will be entitled to receive, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such liquidation, dissolution or winding up.

Upon consummation of a specified change of control transaction, each holder of Redeemable Convertible Preferred will be entitled to receive in preference to the holders of common stock and any junior preferred stock, an amount equal to the greater of (i) 101% of the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such event.

In addition, for so long as any shares of Redeemable Convertible Preferred remain outstanding, without the approval of holders of a majority of the Redeemable Convertible Preferred, we may not, among other things, (i) amend, modify or fail to give effect to any right of holders of the Redeemable Convertible Preferred, (ii) change the authorized number of Redeemable Convertible Preferred or issue additional Redeemable Convertible Preferred or create a new class or series of equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Redeemable Convertible Preferred in terms of liquidation preference, dividend rights or certain governance rights, (iii) issue shares of common stock or securities convertible into common stock while we have insufficient shares to effect the conversion of the Redeemable Convertible Preferred into common stock, (iv) declare or pay dividends or redeem or repurchase any capital stock (other than certain repurchases from employees, directors, advisors or consultants upon termination of service) or (v) incur certain indebtedness in excess of $10 million. Except as set forth above or as otherwise required by law, holders of shares of Redeemable Convertible Preferred are entitled to vote together with shares of common stock (based on one vote per share of common stock into which the shares of Redeemable Convertible Preferred are convertible on the applicable record date) on any matter on which the holders of common stock are entitled to vote.

Upon the effectiveness of the Certificate of Designation, each holder of Redeemable Convertible Preferred will be entitled to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions, of 4% each, upon the occurrence of certain agreed-upon milestone events. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

In accordance with the terms of the SPA, on March 28, 2017, our board of directors voted to increase the size of the board from eight directors to nine directors and, appointed Adam M. Koppel, M.D., Ph.D., a managing director of the Lead Investor, as a director of our Company, effective immediately following, and contingent upon, the closing of the Private Placement, to fill the resulting vacancy. To the extent such director is not reelected at any time and, so long as the Lead Investor owns at least 25% of the Redeemable Convertible Preferred (or underlying common stock) owned by it at the closing of the Private Placement, it shall have the right to designate a board observer.

We also expect to enter into a Registration Rights Agreement, by and among us and the Investors. Pursuant to the Registration Rights Agreement, the Investors will be entitled to certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred, subject to the limitations set forth in the Registration Rights Agreement.

The shares of Redeemable Convertible Preferred and the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred are expected to be offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in the notes to our consolidated financial statements appearing in this Annual Report on Form 10-K, we believe that the following critical accounting policies are most important to understanding and evaluating our reported financial results.

Stock-based compensation

We account for stock options granted to employees and non-employees as share-based awards at fair value, which we estimate using the Black-Scholes option-pricing model, which requires the input of subjective assumptions, including: (1) the expected volatility of our stock, (2) the expected term of the award, (3) the risk-free interest rate and (4) expected dividends. Due to the lack of a public market history for the trading of our common stock before and after the completion of our initial public offering and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. For these analyses, we have selected companies with comparable characteristics to ours, including factors such as enterprise value, risk profiles, position within the industry and historical share price information, sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We have estimated the expected life of our employee stock options using the “simplified” method, whereby the expected life equals the average of the vesting term and the original contractual term of the option. The risk-free interest rates for periods within the expected life of the option are based on the U.S. Treasury yield curve in effect during the period the options were granted.

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

Held-to-maturity investments

We account for our investment in marketable securities in accordance with FASB ASC 320, Investments — Debt and Equity Securities. We determine the appropriate classification of investments at the time of purchase and re-evaluate such designation as of each balance sheet date. As of December 31, 2016 and 2015, all of our investments were classified as held-to-maturity.

Financial Operations Overview

Revenue

Our revenue to date has been generated primarily through research funding, license fees, option exercise fees and preclinical development payments under our research collaboration and license agreement with KHK and government grants. We have not generated any commercial product revenue.

In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales and royalties in connection with our collaboration with KHK or future collaborations and licenses. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or a collaborator’s achievement of preclinical, clinical, regulatory and commercialization milestones, to the extent achieved, the timing and amount of any payments to us relating to such milestones and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. If we, KHK or any future collaborator fails to develop product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially and adversely affected.

Collaboration agreement

In December 2009, we entered into the collaboration agreement with KHK, pursuant to which we granted KHK an exclusive, worldwide, royalty-bearing and sub-licensable license to our DsiRNA molecules and drug delivery technologies and intellectual property for two programs: KRAS and a second undisclosed oncology target. Under the collaboration agreement, KHK is responsible for carrying out activities to develop, manufacture and commercialize the selected DsiRNA-based compounds and pharmaceutical products containing such compounds. For the KRAS product candidate, we have an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. In addition, for each product candidate under the collaboration agreement, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each product candidate under the collaboration agreement.

Since the initiation of the collaboration agreement, of the various targets in the collaboration, two target programs, including the initial target KRAS, have been nominated by KHK for formal development studies. Both programs utilize our specific RNAi-inducing double-stranded DsiRNA molecules and a lipid nanoparticle drug delivery technology proprietary to KHK. To date, we have received payments totaling $17.5 million. We did not recognize any revenue in connection with the collaboration agreement during the years ended December 31, 2016, 2015 or 2014.

Grant revenue

In April 2015, the National Cancer Institute (NCI), a division of the NIH, awarded us a grant related to cancer treatment research. The project period for this grant covered a six month period which commenced in April 2015, with total funds available of approximately $0.2 million. The payment of the NIH grant award was based upon subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, a facilities and administrative rate that provides funding for overhead expenses. In August 2016, the NCI awarded an additional $2.0 million for a second phase of the grant covering the period September 1, 2016 to February 28, 2018. Of this amount, $1.0 million is committed funding and the additional funding commitment is expected in the third quarter of 2017, subject to NCI approval and availability of funds. The Company recognized $0.3 million and $0.2 million of revenue associated with the NIH grant awards for the years ended December 31, 2016 and 2015, respectively.

Research and development expenses

Research and development expenses consist of costs associated with our research activities, including discovery and development of our DsiRNA and GalXC molecules and drug delivery technologies, clinical and preclinical development activities and our research activities under our research collaboration and license agreement with KHK. Our research and development expenses include:

•	direct research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants;

•	platform-related lab expenses, including lab supplies, license fees and consultants;

•	employee-related expenses, including salaries, benefits and stock-based compensation expense; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment and laboratory and other supplies.

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

License agreements

In connection with our license agreement with COH, entered into in September 2007, we are required to pay an annual license maintenance fee, reimburse COH for patent costs incurred, pay an amount within the range of $5.0 million to $10.0 million upon the achievement of certain milestones, and pay royalties on any future sales. There were no sublicense or other fees accrued as of December 31, 2016, and 2015. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. We may terminate the license agreement at any time upon 90 days written notice to COH. As of December 31, 2016, we made total payments amounting to $5.0 million pursuant to our agreement with COH. We have recorded research and development expenses related to our agreement with COH of $0.1 million during each of the years ended December 31, 2016, 2015 and 2014.

In connection with our commercial license agreement entered into with PBL in September 2013, we paid a one-time, non-refundable fee and agreed to pay PBL a nomination fee for any additional SRMs nominated by the Company pursuant to the terms of the related agreement. We are further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. In addition, PBL is entitled to receive royalties of any net sales revenue of any licensed product candidates sold by us. As of December 31, 2016, we made total payments amounting to $0.2 million pursuant to our agreement with PBL. We have recorded research and development expenses related to our agreement with PBL of zero, zero and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

In connection with our license agreement entered into with Carnegie in January 2009, we paid Carnegie a one-time upfront fee and agreed to pay an annual license fee during the term of the agreement. We are further obligated to make two additional payments of $0.1 million each upon achievement of the filing with the FDA of a NDA for a licensed product candidate and upon the first commercial sale of a licensed product candidate or licensed method. Carnegie is entitled to receive royalties on any net sales revenue from licensed product candidates sold by us, with the royalty rate to be further negotiated between Carnegie and the Company in good faith reflecting customary rates in the industry. Any patents associated with this license will expire in 2018, removing any obligations. As of December 31, 2016, we made total payments amounting to $0.3 million pursuant to our agreement with Carnegie. During each of the years ended December 31, 2016, 2015 and 2014, we recorded research and development expenses of $0.03 million related to the agreement with Carnegie.

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

Other income (expense)

Other income (expense) consists of interest income earned on our cash and cash equivalents, held-to-maturity investments and restricted cash equivalents. In 2014, this item also included our preferred stock warrant liability re-measurement, loss on extinguishment of debt and interest expense.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that have been adopted or are expected to be adopted by the Company is included in Note 1 to our consolidated financial statements (see Item 8 of this Annual Report on Form 10-K). Additional information regarding relevant accounting pronouncements is provided below.

Adopted in 2016

Going concern

We adopted the new guidance related to the disclosure of uncertainties about an entity’s ability to continue as a going concern. That guidance initially has required that we perform an assessment as to our ability to continue as a going concern within one year of March 30, 2017 (the date that our consolidated financial statements are being issued). The same assessment is required to be completed on an interim basis. We are required to provide certain disclosures if conditions or events raise substantial doubt about our ability to continue as a going concern. Adoption of this guidance did not have a significant impact on our consolidated financial statements.

Not yet adopted

Revenue recognition

In May 2014, the accounting guidance related to revenue recognition was amended to replace current guidance with a single, comprehensive standard for accounting for revenue from contracts with customers. The new guidance will become effective for us on January 1, 2018, with early adoption permitted beginning on January 1, 2017.

The new revenue standard applies to all contracts with customers, and only contracts with a customer are in the scope of the new revenue standard. Once a contractual arrangement is scoped into the new guidance, revenue is recognized based on a model that includes identifying performance obligations and determining and allocating the transaction price to the performance obligations identified in the contract. Revenue is recognized as those performance obligations are satisfied. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance.

Our evaluation of the impact that the adoption of this guidance will have on our consolidated financial statements will continue into 2017, including a determination of which adoption method will be utilized. We will evaluate the impact that the new guidance may have on current arrangements with customers, including, as applicable, our collaboration with KHK, and as pertaining to grant income that currently is recognized as revenue in our consolidated financial statements.

Income taxes

New guidance issued in October 2016 related to income taxes is aimed at reducing complexity in accounting standards by eliminating the current exception that the tax effects of intra-entity asset transfers (such as intercompany sales or transfers of intellectual property) be deferred until the transferred asset is sold to a third party or otherwise recovered through use. Instead, the new guidance will require a reporting entity to recognize any tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. This new guidance will be effective for us beginning on January 1, 2018, and we are currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements. We have not recorded any deferred tax assets or liabilities on our consolidated balance sheet.

Leases

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. This guidance will become effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will impact our consolidated financial statements and notes thereto, resulting, among other factors, from the recognition of a right of use asset and related liability related to our 2014 non-cancelable operating lease arrangement for our office and laboratory space in Cambridge, Massachusetts. As of December 31, 2016, and as presented below, our total future minimum lease obligation associated with this lease was $6.5 million, and a substantial portion of this commitment will remain outstanding at the time that we adopt the new guidance. Our evaluation of this guidance and its full impact on our consolidated financial statements will continue into 2017.

Stock-based compensation

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, excess tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur instead of an increase or decrease to stockholders’ equity. With regard to forfeitures, an entity may make an accounting policy election either to estimate the number of awards that are expected to vest or account for forfeitures when they occur. This guidance will become effective for us on January 1, 2017, with early adoption permitted. Any impact that the adoption of this guidance may have will be dependent upon future prices of our common stock and stock-based compensation exercise and vesting activity and therefore currently cannot be determined. However, there have been no income tax impacts associated with our share-based payment transactions, nor do we expect that there will be any related tax impacts in the foreseeable future.

Statement of cash flows

In August 2016, the accounting guidance related to the statement of cash flows was amended with the intent of reducing diversity in practice as to the classification of certain transactions in the statement of cash flows. This guidance will become effective for us on January 1, 2018, with early adoption permitted. Additionally, in November 2016, new accounting guidance was issued related to the statement of cash flows implications related to restricted cash and cash equivalents. This new guidance is effective for us beginning on January 1, 2018, and we will continue to evaluate the impact that the guidance may have on our consolidated financial statements, particularly as pertaining to our restricted cash equivalents.

Results of Operations

Comparison of the years ended December 31, 2016 and 2015

The following table summarizes the results of our operations for the years ended December 31, 2016 and 2015 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2016	2015
Revenue	$295	$184	$111	60.3%

Expenses:
Research and development	41,694	43,971	(2,277)	(5.2%)
General and administrative	18,349	19,240	(891)	(4.6%)

Total expenses	60,043	63,211	(3,168)	(5.0%)

Loss from operations	(59,748)	(63,027)	(3,279)	(5.2%)
Other income	235	188	47	25.0%

Net loss	$(59,513)	$(62,839)	$(3,326)	(5.3%)

Revenue

The Company recognized $0.3 and $0.2 million of revenue associated with the NIH grant awards related to cancer treatment research for the years ended December 31, 2016 and 2015, respectively.

We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2016 and 2015 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2016	2015
Direct research and development expenses	$13,711	$15,529	$(1,818)
Platform-related expenses	11,302	14,066	(2,764)
Employee-related expenses	13,159	11,340	1,819
Facilities, depreciation and other expenses	3,522	3,036	486

Total	$41,694	$43,971	$(2,277)

Research and development expenses were $41.7 million and $44.0 million for the years ended December 31, 2016, and 2015, respectively. Direct research and development expenses were $13.7 million for 2016, compared to $15.5 million for 2015. The decrease of $1.8 million is due to a decrease in manufacturing and toxicology testing activities, partially offset by an overall increase in clinical activities from initiating additional sites and enrolling patients in our discontinued clinical trials during 2016. Platform-related expenses were $11.3 million for 2016, compared to $14.1 million for 2015. The decrease of $2.8 million was primarily due to lower spending in discovery and early development as programs have advanced year-over-year into manufacturing and clinical testing, partially offset by additional preclinical studies for our new GalXC platform in 2016. Employee-related expenses were $13.2 million for 2016, compared to $11.3 million for 2015. The increase of $1.8 million was primarily due to termination benefits incurred during 2016 and to additional headcount in 2016, along with an increase in stock-based compensation of $0.4 million. Facilities, depreciation and other expenses were $3.5 million for 2016, compared to $3.0 million for 2015. The increase of $0.5 million is due to increased facility costs. We expect our research and development expenses to increase in 2017 as we continue spending on our development programs.

General and administrative expenses

General and administrative expenses were $18.3 million and $19.2 million for the years ended December 31, 2016 and 2015, respectively. The decrease of $0.9 million was primarily due to a $0.4 million decrease in termination benefits as compared to 2015, a decrease in stock-based compensation of $0.8 million in 2016, partially offset by an increase in professional fees of $0.1 million, which in turn related primarily to legal costs incurred in connection with the Alnylam complaint.

We expect general and administrative expenses to increase in the future as we continue to expand our operating activities and incur additional costs associated with being a publicly traded company. These increases will likely include legal, accounting and other professional services costs, directors’ and officers’ liability insurance premiums and costs associated with investor relations.

Other income

Other income remained relatively stable at $0.2 million for each of the years ended December 31, 2016 and 2015 and represents interest earned from the Company’s money market accounts and held-to-maturity investments.

Comparison of the years ended December 31, 2015 and 2014

The following table summarizes the results of our operations for the years ended December 31, 2015 and 2014 (in thousands):

	FOR THE YEARS ENDED DECEMBER 31,		INCREASE (DECREASE)
	2015	2014
Revenue	$184	$—	$184	—

Expenses:
Research and development	43,971	29,453	14,518	49.3%
General and administrative	19,240	15,648	3,592	23.0%

Total expenses	63,211	45,101	18,110	40.2%

Loss from operations	(63,027)	(45,101)	(17,926)	(39.7%)
Other income (expense)	188	(2,838)	3,026	106.6%

Net loss	$(62,839)	$(47,939)	$(14,900)	(31.1%)

Revenue

During the year ended December 31, 2015, we recognized $0.2 million of revenue associated with the NIH grant award. We did not record any revenue for the year ended December 31, 2014.

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

Research and development expenses were $44.0 million and $29.5 million for the years ended December 31, 2015 and 2014, respectively. For the year ended December 31, 2015, direct research and development expenses were $15.5 million compared to $11.1 million in the prior year. The increase of $4.4 million was the result of increased costs related to preclinical and clinical start-up activities for DCR-PH1, as well as increased costs related to DCR-MYC manufacturing for clinical development and our clinical trials, including our global Phase 1b/2 trial in patients with advanced HCC, which was initiated in the fourth quarter of 2014, offset by a reduction in license fees paid to a collaboration partner. For the year ended December 31, 2015, platform-related expenses were $14.1 million compared to $10.0 million in the prior year. The increase of $4.1 million was primarily due to increased expenses related to discovery and early development of future programs, offset by a decrease to non-employee stock-based compensation of $1.5 million. Employee-related expenses were $11.3 million in 2015 compared to $7.7 million in the prior year. The increase of $3.6 million was primarily due to additional headcount, along with an increase in stock-based compensation of $1.6 million. Facilities, depreciation and other expenses have increased by $2.3 million for the year ended December 31, 2015 due to increased occupancy costs.

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

Other income (expense)

Other income (expense) was $0.2 million and $(2.8) million for the years ended December 31, 2015 and 2014, respectively. The change was primarily due to a decrease in expense related to the re-measurement of our preferred stock warrant liability of $2.6 million and a decrease in interest expense of $0.3 million following debt principal repayments.

Liquidity and Capital Resources

As of December 31, 2016, we had cash and cash equivalents and held-to-maturity investments of $45.9 million and $1.1 million in cash equivalents held in restriction.

In addition to our existing cash and cash equivalents, for each product candidate under our research collaboration and license agreement with KHK, we are entitled to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. Our ability to earn these milestone payments and the timing of achieving these milestones is dependent upon the outcome of our research and development and regulatory activities and is uncertain at this time. Our right to receive the payment of certain milestones under our agreement with KHK is currently our only potential source of funds from an existing collaborative arrangement.

On October 31, 2016, a universal shelf registration statement on Form S-3 permitting the sale of up to $150.0 million of our common stock and other securities was declared effective by the SEC.

On March 30, 2017, the Company entered into an SPA with Investors, pursuant to which the Company agreed to issue and sell 700,000 shares of its newly designated Redeemable Convertible Preferred, at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million in a Private Placement. The Private Placement is expected to close on or before April 11, 2017, subject to the satisfaction of customary closing conditions.

Cash flows

As of December 31, 2016, we had $45.9 million in cash and cash equivalents and held-to-maturity investments and $1.1 million in restricted cash equivalents.

The following table shows a summary of our cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	FOR THE YEARS ENDED DECEMBER 31,
	2016	2015	2014
Net cash used in operating activities	$(48,747)	$(48,799)	$(34,764)
Net cash provided by (used in) investing activities	13,020	33,001	(75,761)
Net cash provided by financing activities	534	45,789	89,997

(Decrease) increase in cash and cash equivalents	$(35,193)	$29,991	$(20,528)

Operating activities

Net cash used in operating activities was $48.7 million and $48.8 million for the years ended December 31, 2016 and 2015, respectively. The $0.1 million net decrease in cash used in operating activities is due primarily to a decrease in overall cash research and development expenditures of $2.5 million and a decrease in cash general and administrative expenses of $0.1 million, partially offset by a net decrease of $2.8 million in cash provided by changes in our working capital, which in turn was largely attributable to a net change in accrued expenses and other current liabilities.

Net cash used in operating activities for the years ended December 31, 2015 and 2014 was $48.8 million and $34.8 million, respectively. The increase in cash used in operating activities of $14.0 million was due primarily to an increase in our net loss of $14.9 million, partially offset by non-cash items and changes in working capital totaling $0.9 million, including non-cash items of $2.7 million in 2014 for the loss on extinguishment of debt and the increase in the fair value of preferred stock warrants, which did not occur in 2015.

Investing activities

Net cash provided by investing activities was $13.0 million and $33.0 million for the years ended December 31, 2016 and 2015, respectively. The $20.0 million decrease in net cash provided by investing activities for 2016, compared to 2015, relates primarily to a decrease in maturities of held-to-maturity investments of $21.5 million, offset slightly by a decrease in purchases of property and equipment of $0.7 million.

Net cash provided by investing activities for the year ended December 31, 2015 was $33.0 million compared to net cash used in investing activities of $75.8 million in the year ended December 31, 2014. The increase in net cash provided by investing activities for 2015, compared to 2014, relates to an increase in maturities of held-to-maturity investments, a decrease in purchases of held-to-maturity investments, a decrease in purchases of property and equipment and a decrease in restricted cash equivalents.

Financing activities

Net cash provided by financing activities was $0.5 million and $45.8 million for the years ended December 31, 2016 and 2015, respectively. In 2015, net proceeds from our follow-on offering were $45.4 million and proceeds from other issuance of common stock were $0.4 million compared to $0.6 million of proceeds from other issuance of common stock in 2016. Upon closing of the Private Placement, we expect that our net cash provided by financing activities for the year ended December 31, 2017 will increase significantly.

Net cash provided by financing activities for the years ended December 31, 2015 and 2014 was $45.8 million and $90.0 million, respectively. In May 2015, we closed a follow-on offering of 2,750,000 shares of common stock at a price to the public of $17.75 per share, resulting in net proceeds to the Company of $45.4 million, after deducting underwriting discounts and commissions of approximately $2.9 million and other offering costs of approximately $0.4 million. In 2014, net proceeds from our initial public offering were $94.1 million, and proceeds from other issuance of common stock were $0.9 million, partially offset by debt principal payments for $5.0 million.

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

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the receipt of milestone payments under our collaboration agreement with KHK;

•	the terms and timing of any other collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our preclinical studies and clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs of responding to and defending ourselves against complaints and potential litigation, including the Alnylam complaint of misappropriation of confidential information (see Legal Proceedings);

•	the costs and timing of procuring clinical and commercial supplies for our product candidates;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, product candidates or technologies.

Until such time, if ever, we generate product revenue, we expect to finance our cash needs through a combination of equity offerings, debt financings and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements in a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce or terminate our research and development programs, preclinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities.

Please see the risk factors set forth in Part II, Item 1A “Risk Factors” in this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of December 31, 2016 (in thousands).

	PAYMENTS DUE BY PERIOD
CONTRACTUAL OBLIGATIONS	TOTAL	LESS THAN 1 YEAR	MORE THAN 1 YEAR AND LESS THAN 3	MORE THAN 3 YEARS AND LESS THAN 5	MORE THAN 5 YEARS
Existing operating lease obligations(1)	$6,470	$1,582	$3,307	$1,581	$—

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, as executed on July 11, 2014 with an average rent of approximately $0.1 million per month.

We also have obligations to make future payments to COH and PBL that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our balance sheet or in the table above, because the achievement and timing of these milestones is not probable and estimable.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2016, we had cash and cash equivalents and held-to-maturity investments of $45.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and corporate obligations.

Item 8.	Financial Statements and Supplementary Data

DICERNA PHARMACEUTICALS, INC.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	92
Consolidated Balance Sheets as of December 31, 2016, and December 31, 2015	93
Consolidated Statements of Operations for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	94
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	95
Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014	96
Notes to Consolidated Financial Statements	97

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dicerna Pharmaceuticals, Inc.

Cambridge, Massachusetts

We have audited the accompanying consolidated balance sheets of Dicerna Pharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dicerna Pharmaceuticals, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 30, 2017

DICERNA PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(In thousands, except share data and par value)

	DECEMBER 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,865	$56,058
Held-to-maturity investments (Note 4)	25,009	38,551
Prepaid expenses and other current assets (Note 5)	1,952	1,532

Total current assets	47,826	96,141
NONCURRENT ASSETS:
Property and equipment—net (Note 6)	2,234	2,684
Restricted cash equivalents (Note 12)	1,116	1,116
Other noncurrent assets	76	82

Total noncurrent assets	3,426	3,882

TOTAL ASSETS	$51,252	$100,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,318	$2,621
Accrued expenses and other current liabilities (Note 7)	5,726	6,380

Total current liabilities	10,044	9,001

TOTAL LIABILITIES	10,044	9,001

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued or outstanding at December 31, 2016 or December 31, 2015	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized; 20,753,001 and 20,594,575 shares issued and outstanding at December 31, 2016 and 2015, respectively (Note 8)	2	2
Additional paid-in capital (Note 8)	296,962	287,263
Accumulated deficit	(255,756)	(196,243)

Total stockholders’ equity	41,208	91,022

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,252	$100,023

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Revenue (Note 9)	$295	$184	$—

Operating expenses:
Research and development	41,694	43,971	29,453
General and administrative	18,349	19,240	15,648

Total operating expenses	60,043	63,211	45,101

Loss from operations	(59,748)	(63,027)	(45,101)

Other income (expense):
Preferred stock warrant liability re-measurement	—	—	(2,559)
Loss on extinguishment of debt	—	—	(143)
Interest income	235	188	63
Interest expense	—	—	(199)

Total other income (expense)	235	188	(2,838)

Net loss	(59,513)	(62,839)	(47,939)
Less: accretion and dividends on redeemable convertible preferred stock	—	—	204

Net loss attributable to common stockholders	$(59,513)	$(62,839)	$(48,143)

Net loss per share attributable to common stockholders—basic and diluted	$(2.87)	$(3.09)	$(3.00)
Weighted average shares outstanding—basic and diluted	20,719,761	20,320,628	16,070,054

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity

(In thousands, except share data and par value)

	SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK $0.0001 PAR VALUE		COMMON STOCK $0.0001 PAR VALUE		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE—January 1, 2014	855,996	$21,400	1,162,021	$29,050	8,571,417	$59,796	38,226	$1	$16,545	$(85,465)	$(68,919)
Issuance of Common Stock from initial public offering, net of underwriting fees and issuance costs of $10,751	—	—	—	—	—	—	6,900,000	1	92,749	—	92,750
Net exercise of common stock warrant	—	—	—	—	—	—	12,702	—	—	—	—
Reclassification of warrants to purchase shares of redeemable convertible preferred stock into a warrant to purchase common stock	—	—	—	—	—	—	—	—	3,088	—	3,088
Accretion of preferred stock issuance costs	—	—	—	—	—	204	—	—	(204)	—	(204)
Conversion of preferred stock to common stock	(855,996)	(21,400)	(1,162,021)	(29,050)	(8,571,417)	(60,000)	10,589,434	1	110,451	—	110,452
Vesting of restricted common stock	—	—	—	—	—	—	4,000	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	8,237	—	8,237
Exercise of common stock options	—	—	—	—	—	—	239,853	—	824	—	824
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	2,652	—	51	—	51
Net loss	—	—	—	—	—	—	—	—	—	(47,939)	(47,939)

BALANCE—December 31, 2014	—	—	—	—	—	—	17,786,867	3	231,741	(133,404)	98,340
Issuance of Common Stock from public offering, net of underwriting fees and issuance costs of $445	—	—	—	—	—	—	2,750,000	—	45,438	—	45,438
Vesting of restricted common stock	—	—	—	—	—	—	6,388	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	9,732	—	9,732
Exercise of common stock options	—	—	—	—	—	—	29,506	—	149	—	149
Settlement of restricted stock for tax withholding	—	—	—	—	—	—	—	(1)	(75)	—	(76)
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	21,814	—	278	—	278
Net loss	—	—	—	—	—	—	—	—	—	(62,839)	(62,839)

BALANCE—December 31, 2015	—	—	—	—	—	—	20,594,575	2	287,263	(196,243)	91,022
Vesting of restricted common stock	—	—	—	—	—	—	6,226	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	9,165	—	9,165
Exercise of common stock options	—	—	—	—	—	—	115,699	—	396	—	396
Settlement of restricted stock for tax withholding	—	—	—	—	—	—	—	—	(27)	—	(27)
Sale of common stock related to employee stock purchase plan	—	—	—	—	—	—	36,501	—	165	—	165
Net loss	—	—	—	—	—	—	—	—	—	(59,513)	(59,513)

BALANCE—December 31, 2016	—	$—	—	$—	—	$—	20,753,001	$2	$296,962	$(255,756)	$41,208

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,513)	$(62,839)	$(47,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840	727	848
Net amortization of premium/discount on investments	73	134	—
Stock-based compensation (Note 8)	9,165	9,732	8,237
Loss on extinguishment of debt	—	—	143
Increase in fair value of preferred stock warrant	—	—	2,559
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(414)	(177)	(1,171)
Accounts payable	1,644	1,384	(97)
Accrued expenses and other liabilities	(542)	2,240	2,656

Net cash used in operating activities	(48,747)	(48,799)	(34,764)

CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted cash equivalents	—	264	(1,116)
Purchases of property and equipment	(449)	(1,134)	(2,013)
Maturities of held-to-maturity investments	48,500	70,000	9,995
Purchases of held-to-maturity investments	(35,031)	(36,129)	(82,627)

Net cash provided by (used in) investing activities	13,020	33,001	(75,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	561	427	875
Proceeds from public offering of common stock, net of transaction costs (Note 8)	—	45,438	94,148
Settlement of restricted stock for tax withholding	(27)	(76)	—
Repayments of long-term debt	—	—	(5,026)

Net cash provided by financing activities	534	45,789	89,997

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(35,193)	29,991	(20,528)
CASH AND CASH EQUIVALENTS—Beginning of year	56,058	26,067	46,595

CASH AND CASH EQUIVALENTS—End of year	$20,865	$56,058	$26,067

NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accrued expenses	$53	$112	$—

NONCASH FINANCING ACTIVITIES:
Accretion of redeemable convertible preferred stock	$—	$—	$204

SUPPLEMENTAL CASH FLOW INFORMATION:
Warrant conversion to common stock	$—	$—	$3,088

Cash paid for interest	$—	$—	$194

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

(tabular amounts in thousands, except share and per share data and where otherwise noted)

1. Description of Business and Basis of Presentation

Business

Dicerna Pharmaceuticals, Inc. (the Company) is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid (RNA) interference (RNAi)-based pharmaceuticals using its GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases and viral infectious diseases.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of the Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Significant judgments and estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to accrued expenses and stock-based compensation. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.

Liquidity risk

The Company’s ability to fund its planned preclinical and clinical operations, including completion of its clinical trials, will depend on its ability to raise capital through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. If the Company is unable to generate funding from one or more of these sources within a reasonable timeframe, it may have to delay, reduce or terminate its research and development programs, preclinical or clinical trials or undergo reductions in its workforce or other corporate restructuring activities. Based on the Company’s current operating plan, including the receipt of proceeds from the issuance of the Company’s Redeemable Convertible Preferred Stock (see Note 15), management believes that available cash, cash equivalents and held-to-maturity investments will be sufficient to fund the Company’s planned level of operations for at least the 12-month period following March 30, 2017, which is the date that the accompanying consolidated financial statements have been issued.

2. Summary of Significant Accounting Policies

Cash and cash equivalents

Cash and cash equivalents include all highly liquid investments, including money market funds, maturing within 90 days from the date of purchase.

Held-to-maturity investments

The Company determines the appropriate classification of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities carried at amortized cost are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. At December 31, 2016 and 2015, all of the Company’s investments are classified as held-to-maturity.

Restricted cash equivalents

As of December 31, 2016 and 2015, restricted cash equivalents was comprised of a money market collateral account that is restricted and secures the Company’s outstanding letter of credit of $1.1 million for the operating lease for office and laboratory space. The letter of credit is required to be maintained throughout the term of the Company’s lease which expires on December 1, 2020.

Concentrations of credit risk

Financial instruments that subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, restricted cash equivalents and held-to-maturity investments. All of the Company’s cash and cash equivalents, restricted cash equivalents and held-to-maturity investments are invested in money market funds or U.S. treasury securities that management believes to be of high credit quality. During 2016 and 2015, one counterparty accounted for all of the Company’s revenue.

Property and equipment

Property and equipment are stated at cost. Major betterments are capitalized whereas expenditures for maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations as incurred. Depreciation is provided using the straight-line method over the estimated useful lives, as shown below.

ASSET CATEGORY	USEFUL LIVES
Office and computer equipment	3-5 years
Laboratory equipment	5 years
Furniture and fixtures	5 years
Leasehold improvements	5 years or the remaining term of lease, if shorter

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value of the related asset. For the years ended December 31, 2016, 2015 and 2014, no impairments have been recorded.

Segment and geographic information

Operating segments are defined as components (business activity from which it earns revenue and incurs expenses) of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company, through its Chief Executive Officer in his role as chief operating decision maker, views its operations and manages its business as one operating segment. All long-lived assets of the Company are located in the United States.

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

The Company accounts for restricted stock awards granted to employees at fair value, which is measured based upon the quoted closing market price per share of the Company’s common stock on the date of grant, adjusted for assumed forfeitures. The compensation costs are recognized over the vesting period, commencing when the Company determines that it is probable that the awards will vest.

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

The Company also assesses the probability that the positions taken or expected to be taken in its income tax returns will be sustained by taxing authorities. A “more likely than not” (more than 50 percent) recognition threshold must be met before a tax benefit can be recognized. Tax positions that are more likely than not to be sustained are reflected in the Company’s consolidated financial statements. Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.

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

Through December 31, 2016, the Company had not experienced any losses related to this indemnification obligation and no claims with respect thereto were outstanding. The Company does not expect material claims related to this indemnification obligation, and consequently, concluded that the fair value of this obligation is negligible and no related liabilities were established.

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

Recent Accounting Pronouncements

Adopted in 2016

Going concern

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which provides guidelines for determining when and how to disclose going concern uncertainties in the financial statements. ASU 2014-15 requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for the Company for annual periods ending after December 15, 2016, and interim periods thereafter. Adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

Not yet adopted

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers, superseding the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers (Topic 606). Topic 606 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted, but not before the original public organization effective date (i.e. for annual periods beginning after December 15, 2016). Per Topic 606, two adoption methods are allowed: retrospectively to all prior reporting periods presented, with certain practical expedients permitted, or retrospectively with the cumulative effect of initially adopting Topic 606 recognized at the date of initial application. The Company has not yet determined which adoption method will be utilized or the effect that adoption of Topic 606 may have on the Company’s consolidated financial statements.

Income taxes

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (ASU 2016-16), which is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. ASU 2016-16 eliminates the current exception that the tax effects of intra-entity asset transfers (intercompany sales) be deferred until the transferred asset is sold to a third party or otherwise recovered through use. Instead, the new guidance will require a reporting entity to recognize any tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Management is currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

Stock-based compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company on January 1, 2017, and management is currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements.

Statement of cash flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (ASU 2016-15), a consensus of the FASB’s Emerging Issues Task Force (EITF). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows and requires companies, among other matters, to use reasonable judgment to separate cash flows. Specifically, in the absence of specific guidance, ASU 2016-15 prescribes that an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (ASU 2016-18), a consensus of the FASB’s EITF. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements.

3. Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive securities outstanding during the period, prior to the use of the treasury stock method or if-converted method, have been excluded from the computation of diluted weighted-average common shares outstanding, because such securities had an anti-dilutive impact since the Company has a net loss attributable to common stockholders:

	AS OF DECEMBER 31,
	2016	2015	2014
Options to purchase common stock	5,099,449	4,297,300	2,764,144
Warrants to purchase common stock	87,901	87,901	80,722
Warrants to purchase redeemable convertible preferred stock	—	—	12,763
Redeemable convertible preferred stock	—	—	1,015,426
Unvested restricted stock	20,000	68,656	92,932

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

The following tables provide information relating to held-to-maturity investments:

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
As of December 31, 2016:
Held-to-maturity investments
U.S. treasury securities	$25,009	$—	$(5)	$25,004

	AMORTIZED COST	GROSS UNREALIZED GAINS	GROSS UNREALIZED LOSSES	FAIR VALUE
As of December 31, 2015:
Held-to-maturity investments
U.S. treasury securities	$38,551	$—	$(47)	$38,504

The amortized cost and fair value of held-to-maturity investments by contractual maturities as of December 31, 2016, are as follows:

	HELD-TO-MATURITY
	AMORTIZED COST	FAIR VALUE
Maturing in one year or less	$25,009	$25,004

Total	$25,009	$25,004

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following:

	AS OF DECEMBER 31,
	2016	2015
Prepaid clinical, contract research and manufacturing costs	$1,028	$649
Prepaid insurance	352	390
Unbilled grant receivable	295	—
Interest receivable and other current assets	277	493

Prepaid expenses and other current assets	$1,952	$1,532

6. Property and Equipment, Net

Property and equipment, net, consists of the following:

	AS OF DECEMBER 31,
	2016	2015
Laboratory equipment	$4,390	$4,161
Office and computer equipment	864	705
Furniture and fixtures	479	477
Leasehold improvements	257	257

Property and equipment—at cost	5,990	5,600
Less accumulated depreciation	(3,756)	(2,916)

Property and equipment—net	$2,234	$2,684

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $0.7 million and $0.7 million, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	AS OF DECEMBER 31,
	2016	2015
Accrued clinical, contract research and manufacturing costs	$2,313	$2,820
Accrued compensation and related benefits	2,113	2,092
Accrued professional fees	867	965
Accrued other expenses	433	503

Accrued expenses and other current liabilities	$5,726	$6,380

8. Common Stock and Stock Option Plan

Common stock

In May 2015, the Company completed the sale of 2,750,000 shares of common stock in a public offering of its common stock at a price to the public of $17.75 per share, resulting in proceeds to the Company of $45.4 million, after deducting underwriting discounts and commissions of approximately $2.9 million and other offering costs of approximately $0.4 million.

In February 2014, the Company completed the sale of 6,900,000 shares of common stock in an initial public offering of its common stock at a price to the public of $15.00 per share, resulting in net proceeds to the Company of $92.7 million after deducting underwriting discounts and commissions of approximately $7.2 million and other offering expenses paid by the Company of approximately $3.5 million.

Stock option plan

On January 14, 2014, the Board of Directors adopted the 2014 Performance Incentive Plan (2014 Plan). The 2014 Plan authorizes the issuances of up to 1,900,000 shares of the Company’s common stock, with an additional 4% of the total outstanding common shares becoming available at each year ending December 31. In June 2015, the 2014 plan was amended to increase the replenishment percentage from 4% to 5% of outstanding common shares annually and to allow the reissuance thereunder of awards and grants that expire or are canceled, terminated, forfeited or fail to vest under previous Board-approved stock plans, as amended. The stock options for new hires generally vest 25% after 12 months, followed by ratable vesting over 36 months and expire 10 years from the grant date.

During 2014 and 2015, the Company awarded 470,272 and 450,700 stock options, respectively, as grants as an inducement material to individuals entering into employment with the Company (Inducement Grants). The Inducement Grants were approved by the Compensation Committee of the Company’s Board of Directors and were awarded in accordance with NASDAQ Listing Rule 5635(c)(4) and outside of the 2014 Plan. As such, any shares underlying the Inducement Grants are not, upon forfeiture, cancellation or expiration, included in the pool of shares reserved for future issuance.

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar companies due to limited historical volatility of the Company’s own common stock. The Company also has limited stock option exercise information, and as such, the expected term of stock options granted was calculated using the simplified method, which represents the average of the contractual term of the stock option and the weighted-average vesting period of the stock option. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the expected life of the stock option is based upon the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used in the Black-Scholes option-pricing model for stock options granted, including Inducement Grants (where applicable), during the years ended December 31, 2016, 2015 and 2014 are as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Expected option term (in years)	5.5 – 6.3	5.5 – 6.3	5.5 – 6.3
Expected volatility	71% – 79%	67% – 71%	64% – 65%
Risk-free interest rate	1.2% – 2.0%	1.5% – 1.9%	1.7% – 2.0%
Expected dividend yield	0.0%	0.0%	0.0%

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $4.60, $9.67, and $9.62 per share, respectively. As of December 31, 2016, there was $13.6 million of unrecognized compensation cost related to unvested employee stock options which are expected to be recognized over a weighted-average period of approximately 2 years. The intrinsic value of stock options exercised was $0.2 million, $0.4 million and $3.2 for the years ended December 31, 2016, 2015 and 2014, respectively. Cash received from stock option exercises for the year ended December 31, 2016 was $0.4 million.

A summary of stock option activity for employee and non-employee awards under the 2014 Plan, as amended, as well as activity related to the Inducement Grants, is presented below:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE PRICE PER SHARE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)
OUTSTANDING—January 1, 2016	4,399,425	$12.24	8.1
Granted	1,538,775	7.08
Exercised	(115,699)	3.42
Forfeited/Canceled	(723,052)	12.80

OUTSTANDING—December 31, 2016	5,099,449	10.80	7.9

EXERCISABLE—December 31, 2016	2,811,975	11.57	7.4
Vested and expected to vest as of December 31, 2016	5,001,694	$10.85	7.9

Under the 2014 Plan, as amended, the Company has reserved 284,620 shares of common stock for future issuance as of December 31, 2016.

2016 Inducement Plan

On March 4, 2016, the Board of Directors adopted a plan pursuant to which the Company may grant options to purchase common shares as an inducement to individuals to join the Company (2016 Inducement Plan). The 2016 Inducement Plan allows the Company to deliver up to 250,000 shares (Share Limit) of its common stock to eligible persons, as defined. The Share Limit is subject to adjustment as contemplated by the provisions of the 2014 Plan. No grants were awarded pursuant to the 2016 Inducement Plan during the year ended December 31, 2016.

Restricted common stock

During 2014, the Company issued a total of 44,000 shares of the Company’s restricted common stock, of which 4,000 shares were fully vested at the grant date and the remaining shares were scheduled to vest in equal tranches over a four-year period on the anniversary date of the related grant. The fair value of these shares were $0.7 million at the grant date.

A summary of the Company’s restricted common stock is presented below:

	SHARES	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE PER SHARE
Nonvested—December 31, 2015	30,000	$16.30
Vested	(10,000)	16.30

Nonvested—December 31, 2016	20,000	$16.30

Restricted common stock outstanding as of December 31, 2016 is expected to vest as follows: 10,000 shares in January 2017 and 10,000 shares in January 2018.

As of December 31, 2016 and 2015 the unrecognized compensation cost related to restricted common stock was $0.2 million and $0.4 million, respectively. The total fair value of restricted stock awards that vested during the years ended December 31, 2016, 2015 and 2014 (measured on the date of vesting) was $0.1 million, $0.2 million and $0.1 million, respectively.

Stock-based compensation expense is classified in the Company’s consolidated statements of operations as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Research and development expenses	$4,467	$4,202	$4,183
General and administrative expenses	4,698	5,530	4,054

Total	$9,165	$9,732	$8,237

The following table summarizes information about common stock warrants outstanding at December 31, 2016:

EXERCISE PRICE	NUMBER OF WARRANTS	REMAINING LIFE (YEARS)
$250.00	2,198	3.46
$7.00	85,703	1.48

	87,901

There was no activity recorded with respect to common stock warrants during the year ended December 31, 2016.

9. Revenue

National Institutes of Health (NIH) Grants—In April 2015, the National Cancer Institute (NCI), a division of the NIH, awarded the Company a grant related to cancer treatment research. The project period for this grant covered a six-month period, with total funds available of approximately $0.2 million. In August 2016, the NCI awarded an additional $2.0 million for a second phase of the aforementioned grant, covering the period September 1, 2016 to February 28, 2018. Of this amount, $1.0 million is committed funding and the additional funding commitment is expected in the third quarter of 2017, subject to NCI approval and availability of funds. The Company recognized $0.3 million and $0.2 million of revenue associated with the NIH grant awards for the years ended December 31, 2016 and 2015, respectively.

Collaboration and License Agreement—In December 2009, the Company entered into a research collaboration and license agreement with Kyowa Hakko Kirin Co., Ltd. (KHK) for the research, development and commercialization of drug delivery systems and DsiRNA pharmaceuticals for therapeutic targets primarily in oncology (the KHK Agreement). The Company granted KHK an exclusive, worldwide, royalty-bearing and sub-licensable license to the DsiRNA and drug delivery technologies and intellectual property for certain selected DsiRNA-based compounds. Under the agreement, KHK is responsible for activities to develop, manufacture and commercialize the selected DsiRNA-based compounds and pharmaceutical products containing such compounds.

The Company is entitled to receive up to $110.0 million in regulatory, clinical and commercialization milestone payments, and royalties on net sales of each product candidate under the KHK agreement. Since contract inception, the Company has received payments totaling $17.5 million. The Company has not recognized any revenue in connection with the KHK Agreement during the years ended December 31, 2016, 2015 or 2014.

10. Fair Value Measurements

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

A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis as of December 31, 2016 and 2015 are presented below:

DESCRIPTION	AS OF DECEMBER 31, 2016	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market fund	$12,853	$12,853	$—	$—
Held-to-maturity investments
U.S. treasury securities	25,004	—	25,004	—
Restricted cash equivalents
Money market fund	1,116	—	1,116	—

Total	$38,973	$12,853	$26,120	$—

DESCRIPTION	AS OF DECEMBER 31, 2015	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market fund	$45,557	$45,557	$—	$—
Held-to-maturity investments
U.S. treasury securities	38,504	—	38,504	—
Restricted cash equivalents
Money market fund	1,116	—	1,116	—

Total	$85,177	$45,557	$39,620	$—

The carrying amount of the Company’s cash equivalents, which primarily consist of money market accounts, approximates fair value due to the ability to immediately convert these instruments into cash with minimal expected change in value. Cash equivalents are classified within Level 1 of the fair value hierarchy, because they are valued using quoted prices as of December 31, 2016 and 2015.

The Company’s restricted cash equivalents bore interest at the prevailing market rates for instruments with similar characteristics, and, accordingly, the carrying value of these instruments also approximated their fair value. These financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of December 31, 2016 and 2015.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of December 31, 2016 and 2015.

For the years ended December 31, 2016 and 2015, there were no transfers between Level 1 and Level 2.

11. Income Taxes

The Company has no current and no deferred income tax expense for the years ended December 31, 2016 and 2015, respectively. The Company did not record a federal income tax provision or benefit for the years ended December 31, 2016 and 2015.

The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015	2014
Federal statutory rate	34.0%	34.0%	34.0%
Effect of:
Impact of foreign rate differential	(31.4)	(12.6)	—
Change in valuation allowance	—	(24.4)	(32.0)
Research and development tax credit	(0.7)	0.9	0.8
Stock-based compensation	(0.9)	(0.9)	(2.6)
Other	(1.0)	3.0	(0.2)

Total	0.0%	0.0%	0.0%

The components of the Company’s deferred tax assets are as follows:

	AS OF DECEMBER 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$36,727	$37,017
Capitalized research and development costs	1,044	2,431
Research and development credit carryforwards	2,982	3,510
Stock compensation	7,298	5,369
Depreciation and other costs	(77)	(74)

Net deferred tax assets	47,974	48,253
Valuation allowance	(47,974)	(48,253)

Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2016 and 2015. As of December 31, 2016, the Company had approximately $89.7 million of federal and $77.9 million of state net operating loss carryforwards, and $2.4 million of federal and $1.6 million of Massachusetts tax credits that expire starting in 2028 and 2023, respectively.

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

As of December 31, 2016, the Company had $1.2 million of unrecognized tax benefits, of which $1.2 million would affect income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The

Company recognizes both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2016 and 2015, the Company had no accrued penalties or provisions for interest.

A reconciliation of the gross unrecognized tax benefit is as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015
Unrecognized tax benefits at the beginning of the period	$1,430	$1,216
Additions for current tax positions	—	421
Changes for previous tax positions	(220)	(207)

Unrecognized tax benefits at the end of the period	$1,210	$1,430

The Company files income tax returns in the United States and in the Commonwealth of Massachusetts. The tax years 2007 through 2015 remain open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for these years. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.

12. Commitments and Contingencies

Facility lease

On July 11, 2014, the Company executed a non-cancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement, the term of which commenced on December 1, 2014, obligates the Company to make minimum payments totaling $9.5 million over a six-year lease term. Rent expense is recorded on a straight-line basis. As part of the lease agreement, the Company established a $1.1 million letter of credit, secured by a restricted money market account, the balance of which is presented as restricted cash equivalents at December 31, 2016 and 2015.

Rent expense was $1.6 million, $1.7 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments payable are as follows:

PERIOD ENDING DECEMBER 31,	OPERATING LEASES
2017	$1,582
2018	1,629
2019	1,678
2020	1,581

Total	$6,470

City of Hope license agreement

In September 2007, the Company entered into a license agreement with City of Hope, an independent academic research and medical center (COH). In consideration for the right to develop, manufacture, and commercialize products based on certain of COH’s intellectual property, the Company paid a one-time, non-refundable license fee and issued shares of common stock as consideration for the license.

The Company is required to pay an annual license maintenance fee, reimburse COH for patent costs incurred, pay an amount within the range of $5.0 million to $10.0 million upon the achievement of certain milestones, and pay royalties on any future sales. There were no sublicense or other fees accrued at December 31, 2016, and 2015. The license agreement will remain in effect until the expiration of the last patents or copyrights licensed under the agreement or until all obligations under the agreement with respect to payment of milestones have terminated or expired. The Company may terminate the license agreement at any time upon 90 days written notice to COH. Since September 2007, the Company has made total payments of $5.0 million pursuant to its agreement with COH. The Company recorded research and development expense related to this agreement of $0.1 million, $0.1 million and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Plant Bioscience Limited license agreement

In September 2013, the Company entered into a commercial license agreement with Plant Bioscience Limited (PBL), pursuant to which PBL granted to the Company a license to certain of PBL’s U.S. patents and patent applications to research, discover, develop, manufacture, sell, import and export, products incorporating one or more short RNA molecules (SRMs).

Upon signing, the Company paid PBL a one-time, non-refundable fee and agreed to pay PBL a nomination fee for any additional SRMs nominated by the Company pursuant to the terms of the related agreement. The Company is further obligated to pay PBL milestone payments upon achievement of certain clinical and regulatory milestones. During 2014, the Company paid $0.1 million to PBL based on meeting a clinical milestone. In addition, PBL is entitled to receive royalties of any net sales revenue of any licensed product candidates sold by the Company. Since September 2013, the Company has made total payments of $0.2 million pursuant to its agreement with PBL. Research and development expense related to this agreement was zero, zero and $0.1 million during the years ended December 31, 2016, 2015 and 2014, respectively.

Carnegie Institution of Washington license agreement

In January 2009, the Company entered into a license agreement with the Carnegie Institution of Washington (Carnegie), pursuant to which Carnegie granted to the Company a worldwide, non-exclusive license under certain of Carnegie’s patents and patent applications relating to genetic inhibition by double-stranded RNA molecules for internal research, screening and development of product candidates for human and non-human diagnostic and therapeutic uses. The Company paid Carnegie a one-time upfront fee and agreed to pay an annual license fee during the term of the agreement. The Company is further obligated to make two additional payments of $0.1 million each upon achievement of the filing with the U.S. Food and Drug Administration of a New Drug Application for a licensed product candidate and the first commercial sale of a licensed product candidate or licensed method. Carnegie is entitled to receive royalties on any net sales revenue from licensed product candidates sold by the Company, with the royalty rate to be further negotiated between Carnegie and the Company in good faith reflecting customary rates in the industry.

The agreement with Carnegie will terminate with respect to each licensed product candidate upon the last to expire of any valid claim within the licensed patent rights. Either party may terminate the agreement upon any uncured material breach by the other party. The Company may terminate the agreement at any time for any reason upon written notice to Carnegie. Any patents associated with this license will expire in 2018, removing any obligations. Since January 2009, the Company has made total payments of $0.3 million pursuant to its agreement with Carnegie. The Company recorded research and development expense related to this agreement of $0.03 million during each of the years ended December 31, 2016, 2015 and 2014.

13. Litigation

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (Alnylam) filed a complaint against the Company in the Superior Court of Middlesex County, Massachusetts. The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc., which was subsequently acquired by Alnylam. The complaint seeks among other things, unspecified damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets.

The Company believes that these allegations lack merit, has filed an answer denying all liability and intends to continue to vigorously defend all claims asserted. At this time, the Company has not recorded a liability in connection with these matters because it believes that any potential loss is neither probable nor reasonably estimable.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities outstanding as of December 31, 2016 and 2015.

14. Quarterly Financial Data (Unaudited)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL YEAR
2016
Revenue	$—	$—	$162	$133	$295
Net loss	(15,693)	(15,622)	(14,176)	(14,022)	(59,513)
Net loss attributable to common stockholders	(15,693)	(15,622)	(14,176)	(14,022)	(59,513)
Net loss per share attributable to common stockholders—basic and diluted	$(0.76)	$(0.75)	$(0.68)	$(0.68)	$(2.87)

	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER	TOTAL YEAR
2015
Revenue	$—	$184	$—	$—	$184
Net loss	(14,084)	(16,176)	(16,944)	(15,635)	(62,839)
Net loss attributable to common stockholders	(14,084)	(16,176)	(16,944)	(15,635)	(62,839)
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(0.86)	$(0.82)	$(0.76)	$(3.09)

Net loss per share attributable to common stockholders is based on each reporting period’s weighted average number of shares outstanding, which may differ on a quarter-to-quarter basis. As such, the sum of the quarterly net loss per share attributable to common stockholders amounts may not equal year-to-date net loss per share.

15. Subsequent event

On March 30, 2017, the Company entered into a redeemable convertible preferred stock purchase agreement (SPA) with seven institutional investors (Investors), led by funds advised by Bain Capital Life Sciences L.P. (Lead Investor), pursuant to which the Company agreed to issue and sell in a private placement 700,000 shares of its newly designated Redeemable Convertible Preferred Stock, par value $0.0001 per share (Redeemable Convertible Preferred), at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million (Private Placement). Other participants in the financing include EcoR1 Capital, Cormorant Asset Management, RA Capital, Domain Associates and Skyline Ventures, among others. The Private Placement is expected to close on or before April 11, 2017, subject to the satisfaction of customary closing conditions.

The Company plans to file a Certificate of Designation of Redeemable Convertible Preferred Stock (Certificate of Designation) with the Secretary of State of the State of Delaware establishing that each share of Redeemable Convertible Preferred will have a stated value of $100.00 (Stated Value). Pursuant to the Certificate of

Designation, the Company shall have the right to require the Investors to convert the Redeemable Convertible Preferred into common stock (Mandatory Conversion), at any time following the earlier of (i) the second anniversary of the closing of the Private Placement or (ii) the occurrence of both of the following: (a) (1) the time that the Company first administers, after the issue date, a dose of a pharmaceutical product candidate (which such product candidate shall be one of the following candidates, or a variation thereof: DCR-PHXC, DCR-PCSK9 or the undisclosed rare disease program currently in pre-clinical development (each, a Product Candidate)) to a human being pursuant to an IND filed by us with the FDA; or (2) after the Company has first administered, after the issue date, a dose of a Product Candidate to a human being pursuant to a clinical trial authorization with the Medicine and Healthcare Products Regulatory Agency in the European Union and an IND relating to such Product Candidate has become effective; and (b) the Company enters into a partnership or license agreement with a major company in the pharmaceutical or biotechnology industry relating to a non-Product Candidate, pursuant to which such company provides the Company with an up-front cash payment of a minimum amount agreed upon by the Company and the Lead Investor and agrees to customary future milestone and royalty payments, provided, that, in each case ((i) and (ii)), the trading price of the Company’s common stock exceeds 200% of the Conversion Price, as defined below, for 45 out of the 60 most recent trading days. The Company’s ability to require conversion shall be subject to (i) a 19.99% blocker provision to comply with NASDAQ Listing Rules (19.99% Conversion Blocker), (ii) if so elected by an investor, a 9.99% blocker provision (9.99% Conversion Blocker) that will prohibit beneficial ownership of more than 9.99% of the outstanding shares of the Company’s common stock or voting power at any time, and (iii) applicable regulatory restrictions. The 19.99% Conversion Blocker and the 9.99% Conversion Blocker are hereinafter referred to as the “Conversion Blockers”. “Conversion Price” shall mean an initial price of $3.19 per share, subject to proportionate adjustment for any stock split, stock dividend, combination or other similar recapitalization event.

Following the date of a Mandatory Conversion, any shares of Redeemable Convertible Preferred that are not converted as a result of the Conversion Blockers or applicable regulatory restrictions shall continue to be entitled to all of the rights of the holders of Redeemable Convertible Preferred except that they will no longer be entitled to cumulative dividends, priority distribution of assets upon consummation of a change of control or a liquidation event and certain special voting provisions.

On or at any time following the seventh anniversary of the closing of the Private Placement, (i) the Company shall also have the right to redeem the Redeemable Convertible Preferred for a cash consideration equal to the sum of the Accrued Value, as of the date of redemption, plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, and (ii) the holders of a majority of the Redeemable Convertible Preferred shall also have the right to cause the Company to redeem the Redeemable Convertible Preferred at the same price. “Accrued Value” means, with respect to each share of Redeemable Convertible Preferred, the sum of (i) the Stated Value plus (ii) on each quarterly dividend date, an additional amount equal to the dollar value of any dividends on a share of Redeemable Convertible Preferred which have accrued on any dividend payment date and have not previously been added to such Accrued Value.

At any time and from time to time at their election, the holders of Redeemable Convertible Preferred will have the option to convert the Redeemable Convertible Preferred into shares of the Company’s common stock by dividing (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value by (ii) the Conversion Price in effect at the time of such conversion. The conversion of shares of Redeemable Convertible Preferred into shares of common stock is subject to the Conversion Blockers.

In the event of the Company’s liquidation, dissolution or winding up, the holder of each share of Redeemable Convertible Preferred will be entitled to receive, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such liquidation, dissolution or winding up.

Upon consummation of a specified change of control transaction, each holder of Redeemable Convertible Preferred will be entitled to receive in preference to the holders of common stock and any junior preferred stock, an amount equal to the greater of (i) 101% of the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such event.

In addition, for so long as any shares of Redeemable Convertible Preferred remain outstanding, without the approval of holders of a majority of the Redeemable Convertible Preferred, the Company may not, among other things, (i) amend, modify or fail to give effect to any right of holders of the Redeemable Convertible Preferred, (ii) change the authorized number of Redeemable Convertible Preferred or issue additional Redeemable Convertible Preferred or create a new class or series of equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Redeemable Convertible Preferred in terms of liquidation preference, dividend rights or certain governance rights, (iii) issue shares of common stock or securities convertible into common stock while the Company has insufficient shares to effect the conversion of the Redeemable Convertible Preferred into common stock, (iv) declare or pay dividends or redeem or repurchase any capital stock (other than certain repurchases from employees, directors, advisors or consultants upon termination of service) or (v) incur certain indebtedness in excess of $10 million. Except as set forth above or as otherwise required by law, holders of shares of Redeemable Convertible Preferred are entitled to vote together with shares of common stock (based on one vote per share of common stock into which the shares of Redeemable Convertible Preferred are convertible on the applicable record date) on any matter on which the holders of common stock are entitled to vote.

Upon the effectiveness of the Certificate of Designation, each holder of Redeemable Convertible Preferred will be entitled to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions, of 4% each, upon the occurrence of certain agreed-upon milestone events. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

In accordance with the terms of the SPA, on March 28, 2017, the Company’s board of directors voted to increase the size of the board from eight directors to nine directors and appointed Adam M. Koppel, M.D., Ph.D., a managing director of the Lead Investor, as a director of the Company, effective immediately following, and contingent upon, the closing of the Private Placement, to fill the resulting vacancy. To the extent such director is not reelected at any time and, so long as the Lead Investor owns at least 25% of the Redeemable Convertible Preferred (or underlying common stock) owned by it at the closing of the Private Placement, it shall have the right to designate a board observer.

The Company also expects to enter into an amended and restated registration rights agreement, by and among the Company and the Investors (Registration Rights Agreement). Pursuant to the Registration Rights Agreement, the Investors will be entitled to certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred, subject to the limitations set forth in the Registration Rights Agreement.

The shares of Redeemable Convertible Preferred and the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred are expected to be offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder.

******

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Securities Exchange Act of 1934, as amended (Exchange Act), with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the guidelines established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm as we are an “emerging growth company” as of December 31, 2016, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended December 31, 2016, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item and not set forth below will be set forth in the definitive proxy statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A (Proxy Statement) not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.

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

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Warrant to Purchase Common Stock.

4.3(3)	Form of Warrant to Purchase Preferred Stock.

4.4(3)	Amended and Restated Registration Rights Agreement dated as of July 30, 2013, by and among the Company and the investors named therein.

10.1(3)	2007 Employee, Director and Consultant Stock Plan, as amended (the 2007 Plan).++

10.2(3)	Form of Restricted Stock Agreement under the 2007 Plan.++

10.3(3)	Form of Incentive Stock Option Agreement under the 2007 Plan.++

10.4(3)	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.++

10.5(3)	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2010 Plan).++

10.6(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.++

10.7(3)	Form of Restricted Stock Agreement under the 2010 Plan.++

10.8(2)	2014 Employee Stock Purchase Plan.++

10.9(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.10(3)	Letter agreement dated as of June 2, 2009, by and between the Company and David M. Madden.++

10.11(3)	Letter agreement dated as of February 28, 2011, by and between the Company and Dennis H. Langer M.D., J.D.++

10.12(3)	Transition Agreement dated as of September 8, 2009, as amended by Amendment to Transition Agreement dated as of February 1, 2010 and Second Amendment to the Transition Agreement dated as of July 29, 2013, by and between the Company and James C. Jenson, Ph.D.++

10.13(4)	Research Collaboration and License Agreement dated as of December 21, 2009, as amended by Amendment No. 1 to Research Collaboration and License Agreement dated as of December 2, 2010, by and between the Company and Kyowa Hakko Kirin Co., Ltd.†

10.14(2)	Exclusive License Agreement dated as of September 28, 2007, by and between the Company and City of Hope.†

10.15(2)	Commercial License Agreement dated as of September 2, 2013, by and between the Company and Plant Bioscience Limited.†

10.16(5)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

10.17(6)	Letter Agreement dated as of September 12, 2014, by and between the Company and Bruce Peacock.++

10.18(6)	Employment Agreement dated as of November 22, 2014, by and between the Company and Theodore Ashburn, M.D., Ph.D.++

10.19(7)	Underwriting Agreement dated as of May 20, 2015 by and between the Company, Jeffries LLC and Leerink Partners LLC.

10.20(8)	Amended and Restated 2014 Performance Incentive Plan.++

10.21(9)	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.22(9)	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.23(9)	Separation Agreement dated as of December 15, 2015 by and between the Company and James E. Dentzer.++

10.24(9)	Offer Letter dated as of January 14, 2016 by and between the Company and John “Jack” Green.++

10.25(10)	Dicerna Pharmaceuticals, Inc. 2016 Inducement Plan.++

10.26(10)	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.++

10.27(10)	Form of Non-Plan Inducement Stock Option Agreement.++

10.28(11)	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Douglas M. Fambrough, III++

10.29(11)	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Bob. D. Brown++

10.30(11)	Amended and Restated Employment Agreement dated as of July 6, 2016 by and between the Company and James B. Weissman++

10.31(11)	Amended and Restated Employment Agreement dated as of November 4, 2016 by and between the Company and John B. Green++

21.1(6)	Subsidiaries of the Company.

23.1(12)	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(12)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(12)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(12)	XBRL Report Instance Document

101.SCH(12)	XBRL Taxonomy Extension Schema Document

101.CAL(12)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(12)	XBRL Taxonomy Label Linkbase Document

101.PRE(12)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(12)	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-193150) filed on December 31, 2013.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-193150) filed on January 29, 2014.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-36281) for the quarterly period ended September 30, 2014.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 12, 2015 (File No. 001-36281) for the annual period ended December 31, 2014.
(7)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on May 22, 2015.
(8)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on July 7, 2015.
(9)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 10, 2016 (File No. 001-36281) for the annual period ended December 31, 2015.
(10)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-8 filed on March 10, 2016.
(11)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2016 (File No. 001-36281) for the quarterly period ended September 30, 2016.
(12)	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Cambridge, Commonwealth of Massachusetts on March 30, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas M. Fambrough, III Douglas M. Fambrough, III, Ph.D.	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2017

/s/ John B. Green John B. Green	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2017

/s/ David M. Madden David M. Madden	Chairman	March 30, 2017

/s/ Martin Freed Martin Freed, M.D.	Director	March 30, 2017

/s/ Brian K. Halak Brian K. Halak, Ph.D.	Director	March 30, 2017

/s/ Stephen J. Hoffman Stephen J. Hoffman, M.D., Ph.D.	Director	March 30, 2017

/s/ Peter Kolchinsky Peter Kolchinsky, Ph.D.	Director	March 30, 2017

/s/ Dennis H. Langer Dennis H. Langer, M.D., J.D.	Director	March 30, 2017

/s/ Bruce Peacock Bruce Peacock	Director	March 30, 2017

Except as so indicated in Exhibit 32.1, the following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibit Number	Description of Documents

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Common Stock Certificate.

4.2(3)	Form of Warrant to Purchase Common Stock.

4.3(3)	Form of Warrant to Purchase Preferred Stock.

4.4(3)	Amended and Restated Registration Rights Agreement dated as of July 30, 2013, by and among the Company and the investors named therein.

10.1(3)	2007 Employee, Director and Consultant Stock Plan, as amended (the 2007 Plan).++

10.2(3)	Form of Restricted Stock Agreement under the 2007 Plan.++

10.3(3)	Form of Incentive Stock Option Agreement under the 2007 Plan.++

10.4(3)	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.++

10.5(3)	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the 2010 Plan).++

10.6(3)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.++

10.7(3)	Form of Restricted Stock Agreement under the 2010 Plan.++

10.8(2)	2014 Employee Stock Purchase Plan.++

10.9(2)	Form of Indemnification Agreement by and between the Company and each of its directors.++

10.10(3)	Letter agreement dated as of June 2, 2009, by and between the Company and David M. Madden.++

10.11(3)	Letter agreement dated as of February 28, 2011, by and between the Company and Dennis H. Langer M.D., J.D.++

10.12(3)	Transition Agreement dated as of September 8, 2009, as amended by Amendment to Transition Agreement dated as of February 1, 2010 and Second Amendment to the Transition Agreement dated as of July 29, 2013, by and between the Company and James C. Jenson, Ph.D.++

10.13(4)	Research Collaboration and License Agreement dated as of December 21, 2009, as amended by Amendment No. 1 to Research Collaboration and License Agreement dated as of December 2, 2010, by and between the Company and Kyowa Hakko Kirin Co., Ltd.†

10.14(2)	Exclusive License Agreement dated as of September 28, 2007, by and between the Company and City of Hope.†

10.15(2)	Commercial License Agreement dated as of September 2, 2013, by and between the Company and Plant Bioscience Limited.†

10.16(5)	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC

10.17(6)	Letter Agreement dated as of September 12, 2014, by and between the Company and Bruce Peacock.++

10.18(6)	Employment Agreement dated as of November 22, 2014, by and between the Company and Theodore Ashburn, M.D., Ph.D.++

10.19(7)	Underwriting Agreement dated as of May 20, 2015 by and between the Company, Jeffries LLC and Leerink Partners LLC.

10.20(8)	Amended and Restated 2014 Performance Incentive Plan.++

10.21(9)	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.22(9)	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.++

10.23(9)	Separation Agreement dated as of December 15, 2015 by and between the Company and James E. Dentzer.++

10.24(9)	Offer Letter dated as of January 14, 2016 by and between the Company and John “Jack” Green.++

10.25(10)	Dicerna Pharmaceuticals, Inc. 2016 Inducement Plan.++

10.26(10)	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.++

10.27(10)	Form of Non-Plan Inducement Stock Option Agreement.++

10.28(11)	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Douglas M. Fambrough, III++

10.29(11)	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Bob. D. Brown++

10.30(11)	Amended and Restated Employment Agreement dated as of July 6, 2016 by and between the Company and James B. Weissman++

10.31(11)	Amended and Restated Employment Agreement dated as of November 4, 2016 by and between the Company and John B. Green++

21.1(6)	Subsidiaries of the Company.

23.1(12)	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (reference is made to the signature page).

31.1(12)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(12)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(12)	XBRL Report Instance Document

101.SCH(12)	XBRL Taxonomy Extension Schema Document

101.CAL(12)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(12)	XBRL Taxonomy Label Linkbase Document

101.PRE(12)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(12)	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.

++	Management contract or compensatory plan or arrangement.
*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 3 to Registration Statement on Form S-1 (No. 333-193150) filed on January 28, 2014.
(3)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-1 (No. 333-193150) filed on December 31, 2013.
(4)	Incorporated by reference to the indicated exhibit in the Company’s Amendment No. 5 to Registration Statement on Form S-1 (No. 333-193150) filed on January 29, 2014.
(5)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 6, 2014 (File No. 001-36281) for the quarterly period ended September 30, 2014.
(6)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 12, 2015 (File No. 001-36281) for the annual period ended December 31, 2014.
(7)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on May 22, 2015.
(8)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on July 7, 2015.
(9)	Incorporated by reference to the indicated exhibit in the Company’s Annual Report on Form 10-K filed on March 10, 2016 (File No. 001-36281) for the annual period ended December 31, 2015.
(10)	Incorporated by reference to the indicated exhibit in the Company’s Registration Statement on Form S-8 filed on March 10, 2016.
(11)	Incorporated by reference to the indicated exhibit in the Company’s Registrant’s Quarterly Report on Form 10-Q filed on November 7, 2016 (File No. 001-36281) for the quarterly period ended September 30, 2016.
(12)	Filed herewith.