Form 10-Q
period 2017-03-31
Dicerna Pharmaceuticals Inc
filed 2017-05-08
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 5, 2017, there were 20,794,193 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our ability to obtain additional funds for our operations;

•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug (“IND”) application, New Drug Application (“NDA”) and other regulatory submissions;

•	our ability to identify and develop product candidates for treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved product candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our dependence on our existing collaborator, Kyowa Hakko Kirin Co., Ltd. (“KHK”), for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under our research collaboration and license agreement with KHK or arrangement with any future collaborator;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our financial performance; and

•	developments relating to our competitors or our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A—“Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “Dicerna” and the “Company” refer to Dicerna Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks and trade names owned by us or other companies. All trademarks, service marks and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DICERNA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data and par value)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,873	$20,865
Held-to-maturity investments (Note 3)	10,002	25,009
Prepaid expenses and other current assets	2,708	1,952
Deferred financing costs	620	—

Total current assets	36,203	47,826

NONCURRENT ASSETS:
Property and equipment—net	2,042	2,234
Restricted cash equivalents	1,116	1,116
Other noncurrent assets	75	76

Total noncurrent assets	3,233	3,426

TOTAL ASSETS	$39,436	$51,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,085	$4,318
Accrued expenses and other current liabilities	6,262	5,726

Total current liabilities	10,347	10,044

TOTAL LIABILITIES	10,347	10,044

COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 or December 31, 2016 (Notes 4 and 8)	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized; 20,794,193 and 20,753,001 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	299,044	296,962
Accumulated deficit	(269,957)	(255,756)

Total stockholders’ equity	29,089	41,208

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,436	$51,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenue	$133	$—

Operating expenses:
Research and development	8,876	11,264
General and administrative	5,496	4,484

Total operating expenses	14,372	15,748

Loss from operations	(14,239)	(15,748)
Interest income	38	55

Net loss	$(14,201)	$(15,693)

Net loss per share—basic and diluted	$(0.68)	$(0.76)
Weighted average shares outstanding—basic and diluted	20,791,644	20,646,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,201)	$(15,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158	207
Loss on disposal of property and equipment	51	—
Net amortization of premium/discount on investments	7	36
Stock-based compensation	2,007	2,385
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(755)	367
Accounts payable	(192)	(227)
Accrued expenses and other liabilities	(84)	(1,342)

Net cash used in operating activities	(13,009)	(14,267)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(58)	(127)
Maturities of held-to-maturity investments	15,000	5,500
Purchases of held-to-maturity investments	—	(20,016)

Net cash provided by (used in) investing activities	14,942	(14,643)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	86	493
Settlement of restricted stock for tax withholding	(11)	(27)

Net cash provided by financing activities	75	466

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,008	(28,444)
CASH AND CASH EQUIVALENTS — Beginning of period	20,865	56,058

CASH AND CASH EQUIVALENTS — End of period	$22,873	$27,614

SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH FINANCING ACTIVITIES:
Deferred financing costs included in accrued expenses and other liabilities	$620	$—

NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$12	$44

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(tabular amounts in thousands, except share and per share data and where otherwise noted)

1. Description of Business and Basis of Presentation

Business

Dicerna Pharmaceuticals, Inc. (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid interference (“RNAi”)-based pharmaceuticals using its GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases and viral infectious diseases.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2017 and results of operations and cash flows for the interim periods ended March 31, 2017 and 2016. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

Liquidity risk

Based on the Company’s current operating plan and liquidity, including the receipt of gross proceeds of $70.0 million from the issuance of the Company’s Redeemable Convertible Preferred Stock on April 11, 2017 (see Notes 4 and 8), management believes that available cash, cash equivalents and held-to-maturity investments will be sufficient to fund the Company’s planned level of operations for at least the 12-month period following May 8, 2017, which is the date that these condensed consolidated financial statements have been issued. Notwithstanding the availability of current liquidity, the Company’s ability to fund its current and planned preclinical and clinical operations, including completion of its clinical trials, will depend on its ability to raise additional capital through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. If the Company is unable to generate funding from one or more of these sources within a reasonable timeframe, it may have to delay, reduce or terminate its research and development programs, preclinical or clinical trials or undergo reductions in its workforce or other corporate restructuring activities.

Summary of Significant Accounting Policies — There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, as amended, except as required by recently adopted accounting pronouncements, as discussed below.

Recent Accounting Pronouncements

Adopted in 2017

Stock-based compensation

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. Also under the new guidance, excess tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur instead of an increase or decrease to stockholders’ equity. With regard to forfeitures, an entity may make an accounting policy election either to estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company adopted ASU 2016-09 on January 1, 2017, and as a result, it will track stock option deductions in its net operating loss deferred tax asset on a modified retrospective basis. In addition, the Company’s policy has been to estimate forfeitures as of the grant date. The Company will continue to maintain its policy to estimate forfeiture as of the grant date in the future. Since the Company historically has maintained a full valuation allowance on its net deferred tax asset, there is no net impact to the Company’s accumulated deficit or on its net loss per share from the adoption of ASU 2016-09. As such, adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

Not yet adopted

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers, superseding the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Per Topic 606, two adoption methods are allowed: retrospectively to all prior reporting periods presented, with certain practical expedients permitted, or retrospectively with the cumulative effect of initially adopting Topic 606 recognized at the date of initial application. The Company has not yet determined which adoption method will be utilized or the effect that adoption of Topic 606 may have on the Company’s consolidated financial statements.

Income taxes

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (“ASU 2016-16”), which is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. ASU 2016-16 eliminates the current exception that the tax effects of intra-entity asset transfers (intercompany sales) be deferred until the transferred asset is sold to a third party or otherwise recovered through use. Instead, the new guidance will require a reporting entity to recognize any tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those years. Management is currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019, with early adoption permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

Statement of cash flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), a consensus of the FASB’s Emerging Issues Task Force (“EITF”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows and requires companies, among other matters, to use reasonable judgment to separate cash flows. Specifically, in the absence of specific guidance, ASU 2016-15 prescribes that an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), a consensus of the FASB’s EITF. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. ASU 2016-18 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management is currently evaluating the potential impact that this guidance may have on the Company’s consolidated financial statements.

2. Net Loss Per Share Attributable to Common Stockholders

The following potentially dilutive securities outstanding during the periods presented have been excluded from the computation of diluted weighted-average common shares outstanding, because such securities had an anti-dilutive impact and because the Company has a net loss:

	As of March 31,
	2017	2016
Options to purchase common stock	6,049,346	4,888,522
Warrants to purchase common stock	87,901	87,901
Unvested restricted stock	10,000	29,156

3. Held-to-maturity investments

The following tables provide information relating to the Company’s held-to-maturity investments:

As of March 31, 2017:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$10,002	$—	$(4)	$9,998

As of December 31, 2016:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$25,009	$—	$(5)	$25,004

4. Redeemable Convertible Preferred Stock

On March 30, 2017, the Company entered into a redeemable convertible preferred stock purchase agreement (“SPA”) with seven institutional investors (“Investors”), led by funds advised by Bain Capital Life Sciences L.P. (“Lead Investor”), pursuant to which the Company agreed to issue and sell in a private placement 700,000 shares of its newly designated Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Redeemable Convertible Preferred”), at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million (“Private Placement”). See also Note 8.

The Company has filed a Certificate of Designation of Redeemable Convertible Preferred Stock (“Certificate of Designation”) with the Secretary of State of the State of Delaware establishing that each share of Redeemable Convertible Preferred will have a stated value of $100.00 (“Stated Value”). Pursuant to the Certificate of Designation, the Company shall have the right to require the Investors to convert the Redeemable Convertible Preferred into common stock (“Mandatory Conversion”), at any time following the earlier of (i) the second anniversary of the closing of the Private Placement or (ii) the occurrence of both of the following: (a) (1) the date that the Company first administers, after the issue date, a dose of a pharmaceutical product candidate (which such product candidate shall be one of the following candidates, or a variation thereof: DCR-PHXC, DCR-PCSK9 or the undisclosed rare disease program currently in pre-clinical development (each, a “Product Candidate”)) to a human being pursuant to an IND filed by the Company with the Food and Drug Administration (“FDA”); or (2) after the Company has first administered, after the issue date, a dose of a Product Candidate to a human being pursuant to a clinical trial authorization with the Medicine and Healthcare Products Regulatory Agency in the European Union (“EU”) and an IND relating to such Product Candidate has become effective; and (b) the date the Company enters into a partnership or license agreement with a major company in the pharmaceutical or biotechnology industry relating to a non-Product Candidate, pursuant to which such company provides the Company with an up-front cash payment of a minimum amount agreed upon by the Company and the Lead Investor and agrees to customary future milestone and royalty payments, provided, that, in each case ((i) and (ii)), the trading price of the Company’s common stock exceeds 200% of the Conversion Price, as defined below, for 45 out of the 60 most recent trading days. The Company’s ability to require conversion shall be subject to (i) a 19.99% blocker provision to comply with NASDAQ Listing Rules (“19.99% Conversion Blocker”), (ii) if so elected by an investor, a 9.99% blocker provision (9.99% Conversion Blocker) that will prohibit beneficial ownership of more than 9.99% of the outstanding shares of the Company’s common stock or voting power at any time, and (iii) applicable regulatory restrictions. The 19.99% Conversion Blocker and the 9.99% Conversion Blocker are hereinafter referred to as the “Conversion Blockers.” “Conversion Price” shall mean an initial price of $3.19 per share, subject to proportionate adjustment for any stock split, stock dividend, combination or other similar recapitalization event.

Following the date of a Mandatory Conversion, any shares of Redeemable Convertible Preferred that are not converted as a result of the Conversion Blockers or applicable regulatory restrictions shall continue to be entitled to all of the rights of the holders of Redeemable Convertible Preferred except that they will no longer be entitled to further accrual of dividends, priority distribution of assets upon consummation of a change of control or a liquidation event and certain special voting provisions.

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

Per the Certificate of Designation, each holder of Redeemable Convertible Preferred is entitled to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions, of 4% each, upon the occurrence of certain agreed-upon milestone events. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

In accordance with the terms of the SPA, on March 28, 2017, the Company’s board of directors voted to increase the size of the board from eight directors to nine directors and appointed Adam M. Koppel, M.D., Ph.D., a managing director of the Lead Investor, as a director of the Company, effective immediately following the closing of the Private Placement, to fill the resulting vacancy. To the extent such director is not reelected at any time and, so long as the Lead Investor owns at least 25% of the Redeemable Convertible Preferred (or underlying common stock) owned by it at the closing of the Private Placement, it shall have the right to designate a board observer.

The Company also entered into an amended and restated registration rights agreement, by and among the Company and the Investors (“Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Investors will be entitled to certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred, subject to the limitations set forth in the Registration Rights Agreement.

The shares of Redeemable Convertible Preferred and the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred were offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder.

5. Stock Option Plan and Stock-Based Compensation

During the three month periods ended March 31, 2017 and 2016, the Company granted stock options to purchase 978,497 and 927,775 shares, respectively, of common stock to employees with aggregate grant-date fair values of $2.0 million and $5.2 million, respectively. The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option-pricing model that uses the assumptions noted in the table below. Expected volatility for the Company’s common stock was determined based on an average of the historical volatility of a peer group of similar companies due to limited historical volatility of the Company’s own common stock. The Company also has limited stock option exercise information, and as such, the expected term of stock options granted was calculated using the simplified method, which represents the average of the contractual term of the stock option and the weighted-average vesting period of the stock option. The assumed dividend yield was based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free interest rate for periods within the expected life of the stock option was based upon the U.S. Treasury yield curve in effect at the time of grant.

The assumptions used to estimate the grant-date fair value were as follows:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Stock price	$2.49 – $2.97	$5.26 – $9.09
Expected option term (in years)	6.25	6.25
Expected volatility	79.4% – 80.0%	70.9% – 71.3%
Risk-free interest rate	2.04% – 2.07%	1.44% – 1.71%
Expected dividend yield	0.00%	0.00%

The Company recorded stock-based compensation expense of $2.0 million and $2.4 million for the three month periods ended March 31, 2017 and 2016, respectively, classified in the Company’s condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2017	2016
Research and development expenses	$944	$1,175
General and administrative expenses	1,063	1,210

Total	$2,007	$2,385

6. Fair Value Measurements

A summary of the Company’s financial assets that are measured or disclosed at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are presented below:

Description	At March 31, 2017	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$15,847	$15,847	$—	$—
Held-to-maturity investments
U.S. treasury securities	9,998	—	9,998	—
Restricted cash equivalents
Money market fund	1,116	—	1,116	—

Total	$26,961	$15,847	$11,114	$—

Description	At December 31, 2016	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$12,853	$12,853	$—	$—
Held-to-maturity investments
U.S. treasury securities	25,004	—	25,004	—
Restricted cash equivalents
Money market fund	1,116	—	1,116	—

Total	$38,973	$12,853	$26,120	$—

The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of March 31, 2017 and December 31, 2016.

The Company’s restricted cash equivalents bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value. These financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2017 and December 31, 2016.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the carrying amounts of accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

For the three month periods ended March 31, 2017 and 2016, there were no transfers between Level 1 and Level 2.

7. Commitments and Contingencies

Facility lease

Future minimum lease payments on the Company’s non-cancelable operating lease for office and laboratory space are as follows:

Period Ending March 31,	Operating Lease
2018	$1,594
2019	1,641
2020	1,691
2021	1,150

Total	$6,076

Litigation

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (“Alnylam”) filed a complaint against the Company in the Superior Court of Middlesex County, Massachusetts (the “Court”). The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc., which was subsequently acquired by Alnylam. The complaint seeks among other things, unspecified damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets. The Court has set a trial date of February 7, 2018.

The Company believes that these allegations lack merit, has filed an answer denying all liability and intends to continue to vigorously defend all claims asserted. At this time, the Company has not recorded a liability in connection with these matters because management believes that any potential loss is neither probable nor reasonably estimable.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities as of March 31, 2017 or December 31, 2016.

8. Subsequent Event

On April 11, 2017, the Company closed the Private Placement and issued an aggregate of 700,000 shares of Redeemable Convertible Preferred. Aggregate gross proceeds received in connection with the Private Placement totaled $70.0 million, less related transaction costs of approximately $0.6 million. As of the date of closing of the Private Placement, the Lead Investor, which appointed one of its managing directors to the Company’s board of directors, owned approximately 19% of the Company on an as-converted basis. Other investors who participated in the Private Placement included Domain Associates, RA Capital and Skyline Ventures, which are entities that are affiliated or formerly were affiliated with certain members of the Company’s board of directors. See also Note 4.

******

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in Part II, Item 1A—“Risk Factors.”

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

All of our GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the messenger RNA (“mRNA”) of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. The Company’s approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. These proprietary molecules are generally referred to as Dicer Substrate short-interfering RNAs (“DsiRNAs”). Our GalXC RNAi platform utilizes a particular Dicer Substrate structure configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.

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

Development Programs

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. The Company is focusing its efforts on four therapeutic programs: DCR-PHXC for the treatment of primary hyperoxaluria (“PH”) type 1 (“PH1”); a program against an undisclosed rare disease; DCR-HBV for the treatment of chronic hepatitis B virus (“HBV”) infection; and DCR-PCSK9 for the treatment of hypercholesterolemia. The Company’s goal is to advance five programs into the clinic by the end of 2019. We plan to file our first IND application and/or Clinical Trial Application (“CTA”) for our GalXC product candidates at the end of 2017, followed by additional INDs in 2018 and 2019.

The table below sets forth the state of development of our various product candidates as of May 5, 2017.

Our current development programs are as follows:

•	Primary Hyperoxaluria Type 1. We are developing DCR-PHXC for the treatment of PH1. PH1 is a rare inborn error of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and to other tissues in the body. In preclinical models of PH, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition. DCR-PHXC is in preclinical development and has advanced into IND-enabling studies. We plan to file an IND submission and/or CTA for DCR-PHXC in late 2017 and commence human clinical trials in the first quarter of 2018.

To facilitate DCR-PHXC development, we continue to advance our Primary HYperoxaluria Observational Study (“PHYOS”), an international, multicenter, observational study in patients with a genetically confirmed diagnosis of PH1. PHYOS is collecting data on key biochemical parameters implicated in the pathogenesis of PH1. We hope to use the data to better understand the baseline PH1 disease state, which will help guide long-term drug development plans.

•	An undisclosed rare disease involving the liver. We are developing a GalXC-based therapeutic, targeting a liver-expressed gene involved in a serious rare disease. For competitive reasons, we have not yet publicly disclosed the target gene or disease. We have selected this target gene and disease based on criteria that include having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning, and what we believe is a rapid projected path to approval. We plan to file an IND and/or CTA for this program in the second quarter of 2018.

•	Chronic Hepatitis B Virus infection: We have recently initiated formal IND-enabling work on DCR-HBV, which targets HBV directly. We are using our GalXC RNAi platform to investigate potential pharmaceutical treatments for HBV. Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBV surface antigen (“HBsAg”) and sustained HBV deoxyribonucleic acid (“DNA”) suppression. Based on preclinical studies, we are evaluating whether our GalXC RNAi platform can produce an experimental HBV-targeted therapy that profoundly reduces HBsAg expression in HBV patients and that has the potential to be delivered in a commercially attractive subcutaneous dosing paradigm. We would expect to file an IND or a CTA around the end of 2018.

•	Hypercholesterolemia (PCSK9 targeted therapy). We are using our GalXC RNAi platform to develop a therapeutic that targets the PCSK9 gene for the treatment of hypercholesterolemia. Based on the Company’s candidate development work during the fourth quarter of 2016, Dicerna is positioned to advance DCR-PCSK9, which targets the PCSK9 gene and will be evaluated for the treatment of statin-refractory patients with hypercholesterolemia, into formal preclinical development. PCSK9 is a validated target for hypercholesterolemia, and there are FDA-approved therapies targeting PCSK9 that are based on monoclonal antibody technology. Based on preclinical studies, we believe that our GalXC RNAi platform can produce a PCSK9-targeted therapy with attractive commercial properties, such as small subcutaneous injection volumes and less frequent dosing.

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

We also have developed a wholly owned clinical candidate, DCR-BCAT, targeting the ß-catenin oncogene. DCR-BCAT is based on an extended version of our earlier generation Dicer Substrate RNAi technology and is delivered by our LNP tumor delivery system, EnCoreTM. We plan to out-license or spin out the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.

Redeemable Convertible Preferred Stock

On March 30, 2017, we entered into an SPA with the Investors pursuant to which we agreed to issue and sell in the Private Placement 700,000 shares of our newly designated Redeemable Convertible Preferred, at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million. Other participants in the financing include Cormorant Asset Management, Domain Associates, EcoR1 Capital, RA Capital and Skyline Ventures, among others. The Private Placement closed on April 11, 2017.

We have filed a Certificate of Designation with the Secretary of State of the State of Delaware establishing that each share of Redeemable Convertible Preferred will have a Stated Value of $100.00. Pursuant to the Certificate of Designation, we shall have the right to require the Investors to convert the Redeemable Convertible Preferred into common stock at any time following the earlier of (i) the second anniversary of the closing of the Private Placement or (ii) the occurrence of both of the following: (a) (1) the date that we first administer, after the issue date, a dose of a pharmaceutical product candidate (which such product candidate shall be one of the following candidates, or a variation thereof: DCR-PHXC, DCR-PCSK9 or the undisclosed rare disease program currently in pre-clinical development (each, a Product Candidate)) to a human being pursuant to an IND filed by us with the FDA; or (2) after we have first administered, after the issue date, a dose of a Product Candidate to a human being pursuant to a clinical trial authorization with the Medicine and Healthcare Products Regulatory Agency in the EU and an IND relating to such Product Candidate has become effective; and (b) the date we enter into a partnership or license agreement with a major company in the pharmaceutical or biotechnology industry relating to a non-Product Candidate, pursuant to which such company provides us with an up-front cash payment of a minimum amount agreed upon by us and the Lead Investor and agrees to customary future milestone and royalty payments, provided, that, in each case ((i) and (ii)), the trading price of our common stock exceeds 200% of the Conversion Price, as defined below, for 45 out of the 60 most recent trading days. Our ability to require conversion shall be subject to the Conversion Blockers and applicable regulatory restrictions. “Conversion Price” shall mean an initial price of $3.19 per share, subject to proportionate adjustment for any stock split, stock dividend, combination or other similar recapitalization event.

Following the date of a Mandatory Conversion, any shares of Redeemable Convertible Preferred that are not converted as a result of the Conversion Blockers or applicable regulatory restrictions shall continue to be entitled to all of the rights of the holders of Redeemable Convertible Preferred except that they will no longer be entitled to further accrual of dividends, priority distribution of assets upon consummation of a change of control or a liquidation event and certain special voting provisions.

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

Per the Certificate of Designation, each holder of Redeemable Convertible Preferred is entitled to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions, of 4% each, upon the occurrence of certain agreed-upon milestone events. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

In accordance with the terms of the SPA, on March 28, 2017, our board of directors voted to increase the size of the board from eight directors to nine directors and, appointed Adam M. Koppel, M.D., Ph.D., a managing director of the Lead Investor, as a director of our Company, effective immediately following the closing of the Private Placement, to fill the resulting vacancy. To the extent such director is not reelected at any time and, so long as the Lead Investor owns at least 25% of the Redeemable Convertible Preferred (or underlying common stock) owned by it at the closing of the Private Placement, it shall have the right to designate a board observer. Upon closing of the Private Placement, the Lead Investor, which appointed one of its managing directors to our board of directors, owned approximately 19% of the Company on an as-converted basis. Domain Associates, RA Capital and Skyline Ventures are entities that are affiliated or were formerly affiliated with certain members of our board of directors.

We also entered into a Registration Rights Agreement, by and among us and the Investors. Pursuant to the Registration Rights Agreement, the Investors will be entitled to certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred, subject to the limitations set forth in the Registration Rights Agreement.

The shares of Redeemable Convertible Preferred and the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred were offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 30, 2017, as amended. There have been no changes to our critical accounting policies during the three month period ended March 31, 2017 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2017, as amended, except as discussed below.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that have been adopted or are expected to be adopted by the Company is included in Note 1 to our condensed consolidated financial statements (see Part I, Item 1—“Financial Statements” of this Quarterly Report on Form 10-Q). Additional information regarding relevant accounting pronouncements is provided below.

Adopted in 2017

Stock-based compensation

In March 2016, the accounting guidance related to various aspects of share-based payment transactions was amended, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, excess tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement as discrete items in the reporting period in which they occur instead of an increase or decrease to stockholders’ equity. With regard to forfeitures, an entity may make an accounting policy election either to estimate the number of awards that are expected to vest or account for forfeitures when they occur. We adopted this new guidance on January 1, 2017, and as a result, we will track stock option deductions in our net operating loss deferred tax asset on a modified retrospective basis. In addition, our policy has been to estimate forfeitures as of the grant date. We will continue to maintain our policy to estimate forfeiture as of the grant date in the future. Since we historically have maintained a full valuation allowance on our net deferred tax asset, there is no net impact to our accumulated deficit or on our net loss per share from the adoption of this new guidance. As such, adoption of this guidance did not have any impact on our consolidated financial statements.

Not yet adopted

Revenue recognition

In May 2014, the accounting guidance related to revenue recognition was amended to replace current guidance with a single, comprehensive standard for accounting for revenue from contracts with customers. The new guidance will become effective for us on January 1, 2018.

The new revenue standard applies to all contracts with customers, and only contracts with customers are in the scope of the new revenue standard. Once a contractual arrangement is scoped into the new guidance, revenue is recognized based on a model that includes identifying performance obligations and determining and allocating the transaction price to the performance obligations identified in the contract. Revenue is recognized as those performance obligations are satisfied. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance.

Our evaluation of the impact that the adoption of this guidance will have on our consolidated financial statements will continue throughout 2017, and while we have not yet determined which adoption method will be utilized or the effect that adoption of this new guidance may have on our consolidated financial statements, we have ascertained that we will apply the new standard only to contracts that are not completed as of January 1, 2018, as allowed by the standard’s transitional guidance. We will evaluate the impact that the new guidance may have on current arrangements with customers, including, as applicable, our collaboration with KHK, and as pertaining to grant income that currently is recognized as revenue in our consolidated financial statements.

Income taxes

New guidance issued in October 2016 related to income taxes is aimed at reducing complexity in accounting standards by eliminating the current exception that the tax effects of intra-entity asset transfers (such as intercompany sales or transfers of intellectual property) be deferred until the transferred asset is sold to a third party or otherwise recovered through use. Instead, the new guidance will require that a reporting entity recognize any tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. This new guidance will be effective for us beginning on January 1, 2018, and we are currently evaluating the potential impact that this guidance may have on our consolidated financial statements. We have not recorded any deferred tax assets or liabilities on our consolidated balance sheet.

Leases

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. This guidance will become effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will impact our consolidated financial statements and notes thereto, resulting, among other factors, from the recognition of a right of use asset and related liability related to our 2014 non-cancelable operating lease arrangement for our office and laboratory space in Cambridge, Massachusetts. As of March 31, 2017, and as presented below, our total future minimum lease obligation associated with this lease was $6.1 million, and a substantial portion of this commitment will remain outstanding at the time that we adopt the new guidance. Our evaluation of this guidance and its full impact on our consolidated financial statements will continue throughout 2017.

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

Financial Operations Overview

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table summarizes the results of our operations for the periods indicated (in thousands, except percentages).

	Three Months Ended March 31,		Increase/ (Decrease)
	2017	2016
Revenue	$133	$—	$133	—

Expenses:
Research and development	8,876	11,264	(2,388)	(21.2%)
General and administrative	5,496	4,484	1,012	22.6%

Total operating expenses	14,372	15,748	(1,376)	(8.7%)

Loss from operations	(14,239)	(15,748)	(1,509)	(9.6%)
Interest income	38	55	(17)	(30.9%)

Net loss	$(14,201)	$(15,693)	$(1,492)	(9.5%)

Revenue

Revenue recognized during the three-month period ended March 31, 2017 was associated with a National Institutes of Health (“NIH”) grant award related to cancer treatment research.

We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016	Decrease
Direct research and development expenses	$3,339	$3,517	$(178)
Platform-related expenses	1,834	2,808	(974)
Employee-related expenses	2,886	3,833	(947)
Facilities, depreciation and other expenses	817	1,106	(289)

Total	$8,876	$11,264	$(2,388)

Research and development expenses were $8.9 million for the three months ended March 31, 2017, as compared to $11.3 million for the three months ended March 31, 2016. The decrease in direct research and development expenses is attributable to a reduction in clinical and manufacturing activities related to our now discontinued PH1 and MYC programs, both of which will be fully wound down before the end of the current year, offset by an overall increase in manufacturing activities related to our new candidates under our GalXC platform. Platform-related expenses decreased due to timing of activities related to discovery and early development of future programs, including supply and external study costs. Employee-related expenses decreased due to an overall decrease in headcount from the prior year, along with a decrease in stock-based compensation costs.

General and administrative expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2017, as compared to $4.5 million for the three months ended March 31, 2016. The increase of $1.0 million is predominantly related to higher costs associated with the litigation with Alnylam, partially offset by a slight reduction in stock-based compensation costs.

Interest income

Interest income remained relatively stable during each of the three months ended March 31, 2017 and 2016 and represents interest earned from our money market accounts and held-to-maturity investments.

Liquidity and Capital Resources

As of March 31, 2017, we had cash and cash equivalents and held-to-maturity investments of $32.9 million and $1.1 million in cash equivalents held in restriction.

Aggregate gross proceeds received on April 11, 2017 in connection with the Private Placement totaled $70.0 million, less related transaction costs of approximately $0.6 million.

On October 31, 2016, a universal shelf registration statement on Form S-3 permitting the sale of up to $150.0 million of our common stock and other securities was declared effective by the SEC.

Cash flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(13,009)	$(14,267)
Net cash provided by (used in) investing activities	14,942	(14,643)
Net cash provided by financing activities	75	466

Increase (decrease) in cash and cash equivalents	$2,008	$(28,444)

Operating activities

Net cash used in operating activities was $13.0 million for the three months ended March 31, 2017, as compared to $14.3 million for the three months ended March 31, 2016. The decrease of $1.3 million was primarily due to lower research and development expenses, partially offset by higher general and administrative expenses.

Investing activities

Net cash provided by investing activities was $14.9 million for the three months ended March 31, 2017, as compared to net cash used in investing activities of $14.6 million for the three months ended March 31, 2016. This change was due primarily to $15.0 million in maturities of held-to-maturity investments during the three months ended March 31, 2017, as compared to $20.0 million of purchases of held-to-maturity investments, partially offset by maturities of $5.5 million, during the three months ended March 31, 2016.

Financing activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2017, as compared to $0.5 million for the three months ended March 31, 2016. The decrease of $0.4 million was primarily due to lower proceeds received in the three months ended March 31, 2017 in connection with stock option exercises and with issuances under the employee stock purchase plan.

Net cash provided by financing activities will increase significantly during the three-months ended June 30, 2017, due to the receipt of net proceeds following the closing of the Private Placement on April 11, 2017, as discussed above.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, including the costs to defend the Alnylam trade secret misappropriation claim against us, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated development activities. Based on our current operating plan, we believe that available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the 12-month period following May 8, 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the receipt of milestone payments under our collaboration agreement with KHK;

•	the terms and timing of any other collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the progress, costs and results of our preclinical studies and clinical trials;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs of responding to and defending ourselves against complaints and potential litigation, including the Alnylam complaint of misappropriation of confidential information (see Part II, Item 1—“Legal Proceedings” in this Quarterly Report on Form 10-Q);

•	the costs and timing of procuring clinical and commercial supplies for our product candidates;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, product candidates or technologies.

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

Please see the risk factors set forth in Part II, Item 1A—“Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of March 31, 2017 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations (1)	$6,076	$1,594	$3,332	$1,150	$—

(1)	Total commitments includes future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts, with an average rent of approximately $0.1 million per month.

We also have obligations to make future payments to City of Hope, an independent academic research and medical center (“COH”), Plant Bioscience Limited (“PBL”) and the Carnegie Institution of Washington (“Carnegie”) that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our condensed consolidated balance sheet or in the table above, since the achievement and timing of these milestones are not probable or estimable as of March 31, 2017.

See also Part II, Item 1—“Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information related to litigation. We have recorded no liabilities on our condensed consolidated balance sheet as of March 31, 2017.

Off-balance Sheet Arrangements

During the periods presented, we did not have, and we currently do not have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Segment Reporting

We view our operations and manage our business as one segment, which is the discovery, research and development of treatments based on our RNAi technology platform.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2017, we had cash and cash equivalents and held-to-maturity investments of $32.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds and government securities.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Securities Exchange Act of 1934, as amended, with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended March 31, 2017, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15 and 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2015, Alnylam filed a complaint against the Company in the Superior Court of Middlesex Country, Massachusetts (the “Court”). The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (“Merck”) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc. (“Sirna”), which was subsequently acquired by Alnylam. The complaint seeks among other things, damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets. The Court has set a trial date of February 7, 2018. This matter could cause us to incur significant additional legal fees and other costs to defend this action, and an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. We believe, however, that Alnylam’s allegations lack merit. We have filed an answer denying all liability, and we intend to continue to vigorously defend all claims asserted. We expect that a finding of liability against us is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding.

Item 1A.	Risk Factors

We are providing the following cautionary discussion of risk factors, uncertainties and assumptions that we believe are relevant to our business. These are factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results and our forward-looking statements. We note these factors for investors as permitted by Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider this section to be a complete discussion of all potential risks or uncertainties that may substantially impact our business. Moreover, we operate in a competitive and rapidly changing environment. New factors emerge from time to time and it is not possible to predict the impact of all of these factors on our business, financial condition or results of operations.

Risks Related to Our Business

We will need to raise substantial additional funds to advance development of our product candidates, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates.

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities with other organizations to provide these capabilities for us. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2017, we had $32.9 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the 12-month period following May 8, 2017. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through the sale of securities, debt financings, credit and loan facilities and payments received under our collaborations and license agreement with KHK. For example, on March 30, 2017, we entered into an SPA with Investors pursuant to which we agreed to issue and sell 700,000 shares of our newly designated Redeemable Convertible Preferred in a Private Placement for aggregate gross proceeds of $70.0 million, which closed on April 11, 2017. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets. Our failure to raise capital or enter into such other arrangements within a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce or terminate our research and development programs, preclinical or clinical trials or undergo reductions in our workforce or other corporate restructuring activities.

We are a biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a biopharmaceutical company with a limited operating history, focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of DsiRNA molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2017, we had an accumulated deficit of $270.0 million. For the quarter ended March 31, 2017 and for the years ended December 31, 2016, 2015 and 2014, our net loss was $14.2 million, $59.5 million, $62.8 million and $47.9 million, respectively. Substantially all of our losses have resulted from expenses incurred in connection with our research programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to ten years of market exclusivity for the approved indication unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product. The respective orphan designation and exclusivity frameworks in the U.S. and in the EU are subject to change, and any such changes may affect our ability to obtain EU or U.S. orphan designations in the future.

Our product candidates are in early stages of development and may fail in development or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including ethics committee approval to conduct clinical trials at particular sites, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborator KHK. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes or financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to scientific feasibility, safety, efficacy, changing standards of medical care and other variables. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, Institutional Review Board (“IRB”), an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency (“EMA”), regarding the scope or design of our clinical trials;

•	delays in enrolling research subjects in clinical trials;

•	high drop-out rates of research subjects;

•	inadequate supply or quality of drug product or product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or

•	varying interpretations of data by the FDA and similar foreign regulatory agencies.

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

We rely on third party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies of our product candidates and will do the same for any clinical trials. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality, compliance and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful, compliant, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and certain foreign regulatory authorities, such as the EMA, require preclinical studies to be conducted in accordance with applicable GLPs and clinical trials to be conducted in accordance with applicable FDA regulations and Good Clinical Practices, including requirements for conducting, recording and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as current Good Manufacturing Practice (“cGMP”). In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints and/or stock-outs of our products, be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of multiple companies that are working in the field of RNAi therapeutics, including a major pharmaceutical company, Takeda Pharmaceutical Company Limited, and biopharmaceutical companies such as Alnylam, which acquired Sirna from Merck in March 2014, Arbutus, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc., Wave Life Sciences, Benitec Biopharma Limited and Arcturus Therapeutics. In particular, Arrowhead holds a non-exclusive license to the same patent rights of COH and Integrated Data Technologies, Inc. (“IDT”) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with some of our product candidates. In March 2015, Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three preclinical RNAi candidates for which Novartis has developed varying amounts of preclinical data. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates. There are also competitors to our proprietary product candidates currently in development, some of which may become commercially available before our product candidates.

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

Our success largely depends on the continued service of key management and other specialized personnel, including Douglas M. Fambrough, III, Ph.D., our chief executive officer, Bob D. Brown, Ph.D., our chief scientific officer, John B. Green, our chief financial officer and James B. Weissman, our chief business officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly technical nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

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

Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling, advertising and promotional activities, record keeping, distribution, adverse event reporting, import and export of pharmaceutical products, pricing, sales and marketing, and fraud and abuse requirements. We are required to submit safety and other post market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategy (“REMS”) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (“RMPs”) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, the relevant governmental authority of any EU member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes or facilities may result in restrictions on the product, manufacturer or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures or administrative detention of products, refusal to permit the import or export of products, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties and criminal prosecution.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such events could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information of the Company or clinical patients, we could incur liability and the development of our product candidates could be delayed.

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

As of March 31, 2017, we had $32.9 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the Securities and Exchange Commission. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our financial statements, including those contained in our Annual Reports on Form 10-K, as amended.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of May 5, 2017, our worldwide patent estate, not including the patents and patent applications that we have licensed, included over 20 issued patents or allowed patent applications and over 100 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

The U.S. Patent and Trademark Office (“USPTO”) and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case. The standards applied by the USPTO and foreign patent offices in granting patents are not always applied uniformly or predictably. For example, there is no uniform worldwide policy regarding patentable subject matter or the scope of claims allowable in biotechnology and pharmaceutical patents. As such, we do not know the degree of future protection that we will have on our proprietary products and technology. While we will endeavor to try to protect our product candidates with intellectual property rights such as patents, as appropriate, the process of obtaining patents is time-consuming, expensive and sometimes unpredictable.

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

We generally file a provisional patent application first (a priority filing) at the USPTO. A U.S. utility application and international application under the Patent Cooperation Treaty (“PCT”) are usually filed within twelve months after the priority filing. Based on the PCT filing, national and regional patent applications may be filed in the EU, Japan, Australia and Canada and, depending on the individual case, also in any or all of, inter alia, China, India, South Korea, Singapore, Taiwan and South Africa. We have so far not filed for patent protection in all national and regional jurisdictions where such protection may be available. In addition, we may decide to abandon national and regional patent applications before grant. Finally, the grant proceeding of each national or regional patent is an independent proceeding which may lead to situations in which applications might in some jurisdictions be refused by the relevant registration authorities, while granted by others. It is also quite common that depending on the country, various scopes of patent protection may be granted on the same product candidate or technology.

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

Because the drugs we are developing may represent a new class of drug, the FDA and its foreign counterparts have not yet established any definitive policies, practices or guidelines in relation to these drugs. While we believe the product candidates that we are currently developing are regulated as new drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), the FDA could decide to reclassify them, namely to regulate them or other products we may develop as biologics under the Public Health Service Act. The lack of policies, practices or guidelines may hinder or slow review by the FDA or foreign regulatory authorities of any regulatory filings that we may submit. Moreover, the FDA or foreign regulatory authorities may respond to these submissions by defining requirements we may not have anticipated. Such responses could lead to significant delays in the clinical development of our product candidates. In addition, because there may be approved treatments for some of the diseases for which we may seek approval, in order to receive regulatory approval, we may need to demonstrate through clinical trials that the product candidates we develop to treat these diseases, if any, are not only safe and effective, but safer or more effective than existing products.

Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. Regulatory authority also may impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. In addition, the FDA has the authority to require a REMS plan as part of an NDA or biologics license application or after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug or biologic, such as limiting prescribing to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients who meet certain safe-use criteria and requiring treated patients to enroll in a registry. These limitations and restrictions may limit the size of the market for the product and affect coverage and reimbursement by third-party payors.

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

We and our collaborators are or may become subject to federal, state, and foreign healthcare laws and regulations pertaining to fraud and abuse and patients’ rights. These laws and regulations include, but are not limited to:

•	the U.S. federal anti-kickback statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made under a federal healthcare program such as Medicare or Medicaid;

•	the U.S. federal false claims act, which prohibits, among other things, individuals or entities from knowingly presenting or causing to be presented, claims for payment by government funded programs such as Medicare or Medicaid that are false or fraudulent, and which may apply to us by virtue of statements and representations made to customers or third parties;

•	the FDCA and other laws, which prohibit promotion of drugs prior to FDA approval and prohibit dissemination of information about unapproved uses of approved drugs, with very specific and limited exceptions;

•	HIPAA and HITECH, which prohibit executing a scheme to defraud healthcare programs, impose requirements relating to the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	the federal Physician Payment Sunshine Act (“Open Payments”) requires that, among others, manufacturers of pharmaceutical and biological drugs covered by Medicare, Medicaid, and Children’s Health Insurance Programs report certain payments and other transfers of value to U.S.-licensed physicians and teaching hospitals unless an exception applies; and

•	state laws comparable to each of the above federal laws, such as, for example, state anti-kickback and false claims laws applicable to commercial insurers and other non-federal payors, requirements for mandatory corporate regulatory compliance or transparency reporting programs, and laws relating to patient data privacy and security.

If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, loss of eligibility to obtain approvals from the FDA, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. Achieving and sustaining compliance with applicable laws and regulations may also be costly to us in terms of money, time and resources. In addition, many of the laws with which we must comply contain provisions added or amended by the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the “ACA”. The current Administration and the U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, which has contributed to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward.

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

In addition, in recent years, the U.S. Congress has enacted various laws seeking to reduce the federal debt level and contain healthcare expenditures. For example, the Budget Control Act of 2011 (“BCA”) called for the establishment of a Joint Select Committee on Deficit Reduction, tasked with reducing the federal debt level. However, because the Committee did not draft a proposal by the BCA’s deadline, President Obama issued a sequestration order on March 1, 2013 that imposed automatic spending cuts on various federal programs. Under the Bipartisan Budget Act of 2013 and a bill signed by the President on February 15, 2014, sequestration has been extended through fiscal year 2024. Medicare payments to providers are subject to such cuts, although the BCA generally limited the Medicare cuts to two percent. For fiscal year 2024, however, Medicare sequestration amounts will be realigned such that there will be a 4.0 percent sequester for the first six months and a zero percent sequester for the second six months.

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

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock through May 5, 2017, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this section entitled “Risk Factors” and the following:

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

As of March 31, 2017, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 58 percent of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

We are not currently required to comply with the rules of the SEC that implement Section 404(b) of the Sarbanes-Oxley Act. Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The NASDAQ Global Select Market.

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

Our stockholders may experience significant dilution as a result of the conversion of our Redeemable Convertible Preferred, future equity offerings and exercise of outstanding options.

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

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. On April 11, 2017, we issued 700,000 shares of Redeemable Convertible Preferred that are convertible at any time into shares of our common stock at the Conversion Price. As of May 5, 2017, we also had 721,455 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 6,070,190 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise or conversion of outstanding options, warrants or other securities having an exercise price per share or conversion price that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 5, 2017, we had 20,794,193 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Risks Related to Our Private Placement and Redeemable Convertible Preferred

The issuance of shares of our Redeemable Convertible Preferred reduces the relative voting power of holders of our common stock and dilutes the ownership of such holders, and the conversion of our Redeemable Convertible Preferred may adversely affect the market price of our common stock.

Holders of our Redeemable Convertible Preferred are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the issuance of the Redeemable Convertible Preferred effectively reduces the relative voting power of the holders of our common stock. Moreover, the conversion of the Redeemable Convertible Preferred to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market pursuant to the registration rights granted to the holders of the Redeemable Convertible Preferred of the common stock issuable upon conversion of the Redeemable Convertible Preferred could adversely affect prevailing market prices of our common stock. Sales by such holders of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

The holders of shares of the Redeemable Convertible Preferred may exercise significant influence over us.

Holders of the Redeemable Convertible Preferred owned approximately 76% of our shares of common stock on an as-converted basis at the time of the closing of the Private Placement. Holders of our Redeemable Convertible Preferred are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

In addition, under the terms of the Certificate of Designation that governs the Redeemable Convertible Preferred, the Redeemable Convertible Preferred generally ranks, with respect to liquidation, dividends and redemption, senior to other securities and, so long as any shares of Redeemable Convertible Preferred remain outstanding, the approval of the holders of a majority of the Redeemable Convertible Preferred is required in order for the Company to, among other things, (i) amend, modify or fail to give effect to any right of holders of the Redeemable Convertible Preferred, (ii) change the authorized number of Redeemable Convertible Preferred or issue additional Redeemable Convertible Preferred or create a new class or series of equity securities or securities convertible into equity securities with equal or superior rights, preferences or privileges to those of the Redeemable Convertible Preferred in terms of liquidation preference, dividend rights or certain governance rights, (iii) issue shares of common stock or securities convertible into common stock while we have insufficient shares to effect the conversion of the Redeemable Convertible Preferred into common stock, (iv) declare or pay dividends or redeem or repurchase any capital stock (other than certain repurchases from employees, directors, advisors or consultants upon termination of service) or (v) incur certain indebtedness in excess of $10 million.

One of the holders of Redeemable Convertible Preferred was also granted a one-time right to nominate a director, Adam M. Koppel M.D., Ph.D. Dr. Koppel joins Brian K. Halak, Ph.D., Peter Kolchinsky, Ph.D., and Stephen J. Hoffman, M.D., Ph.D. on our Board of Directors as directors affiliated with or formerly affiliated with holders of Redeemable Convertible Preferred and, except in the case of Dr. Koppel, holders of the Company’s common stock, a total of four of our nine directors. Notwithstanding the fact that all directors will be subject to fiduciary duties to us and to applicable law, the interests of these directors could potentially differ from the interests of our security holders as a whole or of our other directors.

The holders of Redeemable Convertible Preferred have rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders.

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

In connection with the Private Placement, we issued 700,000 shares of Redeemable Convertible Preferred, which are convertible at any time into shares of our common stock at an agreed conversion rate. We have agreed to grant the holders of Redeemable Convertible Preferred certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred. Upon the effectiveness of such registration statements, all shares of common stock issuable upon conversion of the Redeemable Convertible Preferred may be freely sold in the open market. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not sell any securities during the three months ended March 31, 2017 that were not registered under the Securities Act.

On March 30, 2017, we entered into an SPA with the Investors pursuant to which we agreed to issue and sell in the Private Placement 700,000 shares of our newly designated Redeemable Convertible Preferred at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million. The Private Placement closed on April 11, 2017. The sale and issuance of shares of common stock upon exercise and conversion of the Redeemable Convertible Preferred were offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder. See Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Redeemable Convertible Preferred Stock” for a more detailed discussion of the Private Placement.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

3.1(1)	Certificate of Designation of Redeemable Convertible Preferred Stock

4.1(1)	Form of Redeemable Convertible Preferred Stock Certificate

4.2(1)	Form of Amended and Restated Registration Rights Agreement

10.1(1)	Form of Redeemable Preferred Stock Purchase Agreement

10.2(1)	Form of Letter Agreement

31.1(2)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 30, 2017.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: May 8, 2017	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Documents

3.1(1)	Certificate of Designation of Redeemable Convertible Preferred Stock

4.1(1)	Form of Redeemable Convertible Preferred Stock Certificate

4.2(1)	Form of Amended and Restated Registration Rights Agreement

10.1(1)	Form of Redeemable Preferred Stock Purchase Agreement

10.2(1)	Form of Letter Agreement

31.1(2)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(2)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 (unaudited) and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.
(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on March 30, 2017.
(2)	Filed herewith.