Form 10-Q
period 2017-09-30
Dicerna Pharmaceuticals Inc
filed 2017-11-02
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 1, 2017, there were 20,848,503 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;

•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug (“IND”) application, Clinical Trial Application (“CTA”), New Drug Application (“NDA”) and other regulatory submissions;

•	our ability to identify and develop product candidates for treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved product candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any future clinical trials;

•	our reliance on third party supply and manufacturing partners to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our dependence on our existing collaborators, Boehringer Ingelheim International GmbH (“BI”) and Kyowa Hakko Kirin Co., Ltd. (“KHK”), for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under our research collaboration and license agreement with KHK or any future arrangements with any other collaborators;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

DICERNA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data and par value)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,960	$20,865
Held-to-maturity investments (Note 3)	44,959	25,009
Prepaid expenses and other current assets	3,915	1,952

Total current assets	79,834	47,826

NONCURRENT ASSETS:
Property and equipment—net	1,704	2,234
Restricted cash equivalents	1,116	1,116
Other noncurrent assets	72	76

Total noncurrent assets	2,892	3,426

TOTAL ASSETS	$82,726	$51,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,392	$4,318
Accrued expenses and other current liabilities	5,130	5,726

Total current liabilities	10,522	10,044

TOTAL LIABILITIES	10,522	10,044

Commitments and contingencies (Note 7)

PREFERRED STOCK, $0.0001 par value and 5,000,000 shares authorized:
Redeemable convertible preferred stock—740,126 and no shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (aggregate liquidation preference of $74,014 and $0 at September 30, 2017 and December 31, 2016, respectively) (Note 4)	75,983	—

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock, $0.0001 par value—150,000,000 shares authorized at September 30, 2017 and December 31, 2016; 20,847,754 shares and 20,753,001 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	296,434	296,962
Accumulated deficit	(300,215)	(255,756)

Total stockholders’ (deficit) equity	(3,779)	41,208

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$82,726	$51,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$474	$162	$859	$162

Operating expenses:
Research and development	9,001	10,061	27,197	32,357
General and administrative	6,685	4,338	18,481	13,478

Total operating expenses	15,686	14,399	45,678	45,835

Loss from operations	(15,212)	(14,237)	(44,819)	(45,673)
Interest income	179	61	360	182

Net loss	(15,033)	(14,176)	(44,459)	(45,491)
Dividends on redeemable convertible preferred stock	(4,111)	—	(6,733)	—
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(6,144)	—

Net loss attributable to common stockholders	$(19,144)	$(14,176)	$(57,336)	$(45,491)

Net loss per share attributable to common stockholders—basic and diluted	$(0.92)	$(0.68)	$(2.76)	$(2.20)
Weighted average common shares outstanding—basic and diluted	20,841,728	20,752,416	20,809,372	20,708,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(44,459)	$(45,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,003	7,067
Depreciation and amortization	571	627
Net amortization of premium/discount on investments	(106)	65
Loss on disposal of property and equipment	51	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,963)	(300)
Accounts payable	1,114	983
Accrued expenses and other liabilities	(588)	(108)
Deferred rent	4	—

Net cash used in operating activities	(39,373)	(37,157)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(133)	(375)
Maturities of held-to-maturity investments	45,000	33,500
Purchases of held-to-maturity investments	(64,853)	(20,016)

Net cash (used in) provided by investing activities	(19,986)	13,109

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	70,000	—
Redeemable convertible preferred stock issuance costs	(750)	—
Proceeds from stock option exercises and issuances under employee stock purchase plan	215	561
Settlement of restricted stock for tax withholding	(11)	(27)

Net cash provided by financing activities	69,454	534

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,095	(23,514)
CASH AND CASH EQUIVALENTS — Beginning of period	20,865	56,058

CASH AND CASH EQUIVALENTS — End of period	$30,960	$32,544

SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH FINANCING ACTIVITIES:
Dividends on redeemable convertible preferred stock	$6,733	$—

Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	$6,144	$—

NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable	$—	$52

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(tabular amounts in thousands, except share and per share data and where otherwise noted)

1. Description of Business and Basis of Presentation

Business

Dicerna Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and located in Cambridge, Massachusetts, is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid interference (“RNAi”)-based pharmaceuticals using its GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases and viral infectious diseases.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2017 and results of operations and cash flows for the interim periods ended September 30, 2017 and 2016. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended. The results of the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any other future year.

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

Liquidity risk

Based on the Company’s current operating plan and liquidity, including the receipt of gross proceeds of $70.0 million from the issuance of the Company’s Redeemable Convertible Preferred, as defined below, on April 11, 2017 (see Note 4) and the receipt of upfront proceeds in connection with the BI Agreement, defined and discussed in Note 8, management believes that available cash, cash equivalents and held-to-maturity investments will be sufficient to fund the Company’s planned level of operations for at least the 12-month period following November 2, 2017, which is the date that these condensed consolidated financial statements have been issued. Notwithstanding the availability of current liquidity, the Company’s ability to fund its planned preclinical and clinical operations, including completion of its planned clinical trials, will depend on its ability to raise additional capital through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. If the Company is unable to generate funding from one or more of these sources within a reasonable timeframe, it may have to delay, reduce or terminate its research and development programs, preclinical or clinical trials, limit strategic opportunities or undergo reductions in its workforce or other corporate restructuring activities.

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

Not yet adopted

Revenue recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for accounting for revenue from contracts with customers, superseding the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition, and creates a new Topic 606, Revenue from Contracts with Customers (“Topic 606”). Topic 606 is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. Per Topic 606, two adoption methods are allowed: retrospectively to all prior reporting periods presented, with certain practical expedients permitted, or retrospectively with the cumulative effect of initially adopting Topic 606 recognized at the date of initial application. The Company has not yet determined which adoption method will be utilized or the effect that adoption of Topic 606 may have on the Company’s consolidated financial statements. However, management has determined that the new guidance will be applied only to contracts that are not completed as of January 1, 2018, as allowed by Topic 606. Additionally, management has determined that income associated with the Company’s National Institutes of Health (“NIH”) grant does not meet the definition of revenue under Topic 606 and that, while there will be no cumulative effect on initial adoption of Topic 606 related to the Company’s grants, grant income will no longer be presented as revenue in the Company’s consolidated statement of operations.

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

	September 30, 2017	September 30, 2016
Options to purchase common stock	6,134,301	4,888,522
Warrants to purchase common stock	87,901	87,901
Unvested restricted common stock	10,000	25,859
Redeemable convertible preferred stock	740,126	—

3. Held-to-maturity Investments

The following tables provide information relating to the Company’s held-to-maturity investments:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2017:
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$44,959	$1	$(9)	$44,951

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2016:
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$25,009	$—	$(5)	$25,004

4. Redeemable Convertible Preferred Stock

On April 11, 2017, pursuant to a redeemable convertible preferred stock purchase agreement (“SPA”) with seven institutional investors (“Investors”), led by funds advised by Bain Capital Life Sciences L.P. (“Lead Investor”), the Company issued and sold in a private placement 700,000 shares of its newly designated Redeemable Convertible Preferred Stock, par value $0.0001 per share (“Redeemable Convertible Preferred”), at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million (“Private Placement”), less issuance costs of approximately $0.8 million. The shares of Redeemable Convertible Preferred and the shares of common stock issuable upon conversion of the Redeemable Convertible Preferred were offered and sold by the Company pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder.

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

Conversion

The Company has the right to require the Investors to convert the Redeemable Convertible Preferred into common stock at any time following the earlier of the second anniversary of the closing of the Private Placement or the occurrence of certain agreed-upon milestone events (the “Milestone Events”), defined as the occurrence of both of the following: (a) (1) the time that the Company first administers a dose of a lead pharmaceutical product candidate to a human being pursuant to an Investigational New Drug (“IND”) application filed with the United States Food and Drug Administration (“FDA”) or (2) after the Company has first administered a dose of a product candidate to a human being pursuant to a Clinical Trial Application with the Medicine and Healthcare Products Regulatory Agency in the European Union and an IND relating to such product candidate has become effective; and (b) the Company enters into a partnership or license agreement with a major company in the pharmaceutical or biotechnology industry relating to a non-lead product candidate, pursuant to which such company provides the Company with an upfront cash payment of at least a minimum agreed-upon amount and agrees to customary future milestone and royalty payments. In addition to the Milestone Events, the trading price of the Company’s common stock must exceed 200% of $3.19 (the “Conversion Price”) for 45 out of 60 consecutive trading days in order for the Company to require conversion.

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

Following the date of a required conversion at the Company’s option, any shares of Redeemable Convertible Preferred that are not converted as a result of the Conversion Blockers or applicable regulatory restrictions shall continue to be entitled to all of the rights of the holders of Redeemable Convertible Preferred except that they will no longer be entitled to further accrual of dividends, priority distribution of assets upon consummation of a change of control or a liquidation event and certain special voting provisions (see below).

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

Dividends

Each holder of Redeemable Convertible Preferred is entitled to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions, of 4% each in connection with the occurrence of one of the Milestone Events (see also Note 8). Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

For accounting purposes, in accordance with the FASB’s Accounting Standard Codification (“ASC”) Topic 480-10-S99, Distinguishing Liabilities from Equity—SEC Materials (“ASC 480-10-S99”), the Company records the additional shares issued as dividends at fair value at each declaration date. The fair value of the dividends is determined using a binary lattice model that captures the intrinsic value of the underlying common stock on the declaration date and the option value of the shares and future dividends. During the three and nine months ended September 30, 2017, the Company issued an aggregate of 21,722 and 40,126 additional shares, respectively, of Redeemable Convertible Preferred as payment in kind of cumulative dividends. These dividends were charged against additional paid-in capital and increased the carrying value of the Redeemable Convertible Preferred on each dividend date.

The lattice model used to determine fair value of dividends on each dividend date through September 30, 2017 included the following inputs:

	As of September 30, 2017	As of June 30, 2017
Price per common share	$5.75	$3.17
Expected term (in years)	6.50	6.75
Expected volatility	73.0%	70.0%
Risk-adjusted discount rate	19.1%	18.0%

In addition to the inputs presented above, use of the lattice model applies other assumptions, including probability simulations of various outcomes largely associated with the conversion-related milestone events referred to above and with the progression of the Company’s per common share price. Use of the lattice model resulted in a fair value estimate of the dividends declared during the three and nine months ended September 30, 2017 of approximately $4.1 million and $6.0 million, respectively.

Classification and measurement

At the date of issuance, the Redeemable Convertible Preferred was classified as temporary equity in the mezzanine section of the Company’s consolidated balance sheet, since the underlying preferred shares are subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, pursuant to ASC 480-10-S99. As of September 30, 2017, the Redeemable Convertible Preferred was not currently redeemable, and management concluded that it is not probable that the Redeemable Convertible Preferred will become redeemable, primarily due to the existence of the conversion right held by the Company, as discussed above.

In accordance with ASC Topic 470-20, Debt with Conversion and Other Options, the Company recorded a beneficial conversion feature (“BCF”) related to the issuance of the Redeemable Convertible Preferred. The BCF was recognized separately at issuance by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The BCF was calculated at the commitment date, which management has determined to be the date of issuance. Intrinsic value is calculated as the difference between the effective conversion price and the fair value of the Company’s common stock, multiplied by the number of shares into which the issued shares of Redeemable Convertible Preferred are convertible. During the nine months ended September 30, 2017, the Company recorded a deemed dividend charge of $6.1 million, to reflect full and immediate accretion of the discount resulting from the at-issuance BCF embedded within the Redeemable Convertible Preferred as a result of the shares being immediately convertible into shares of the Company’s common stock at the option of the Investors.

Accretion of the discount resulting from the BCF and cumulative dividends, including accretion of share issuance costs, were non-cash transactions and have been reflected below net loss to arrive at net loss attributable to common stockholders.

The following table reflects the changes in Redeemable Convertible Preferred.

Balance at January 1, 2017	$—
Issuance of Redeemable Convertible Preferred	70,000
Share issuance costs	(750)

Net proceeds	69,250
Discount resulting from the BCF at issuance	(6,144)
Accretion of the discount resulting from the BCF (deemed dividend)	6,144
Dividends accrued at the stated rate	4,014
Accretion of share issuance costs (additional dividends)	750

Liquidation preference	74,014
Fair value in excess of dividends accrued at the stated rate	1,969

Balance at September 30, 2017	$75,983

No shares of Redeemable Convertible Preferred have been converted since the original issuance thereof through September 30, 2017. As of September 30, 2017, 22,632,433 shares of common stock were issuable upon full conversion of all outstanding shares of the Redeemable Convertible Preferred, after application of the Conversion Blockers, resulting in 43,480,187 total shares of common stock outstanding and approximately 72% ownership of the Company by the Investors on an as-converted, pro-forma basis.

5. Stock Option Plan and Stock-Based Compensation

During the three and nine month periods ended September 30, 2017, the Company granted stock options to purchase 304,500 and 1,635,497 shares of common stock to employees with aggregate grant date fair values of $0.7 million and $3.5 million, respectively, compared to stock options to purchase 30,000 and 1,475,275 shares of common stock granted to employees with aggregate grant date fair values of $0.1 million and $6.9 million, respectively, for the comparable three and nine month periods in 2016.

The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Common stock price	$3.24 – $3.99	$2.49 – $3.99
Expected option term (in years)	5.50 – 6.25	5.50 – 6.25
Expected volatility	79.6% – 90.8%	79.4% – 90.8%
Risk-free interest rate	1.87% – 2.04%	1.86% – 2.07%
Expected dividend yield	0.00%	0.00%

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Common stock price	$3.21	$3.21 – $9.09
Expected option term (in years)	6.25	5.50 – 6.25
Expected volatility	76.1%	70.9% – 76.1%
Risk-free interest rate	1.17%	1.17% – 1.71%
Expected dividend yield	0.00%	0.00%

The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017	2016	2016
Research and development expenses	$899	$2,816	$1,163	$3,464
General and administrative expenses	1,071	3,187	1,109	3,603

Total	$1,970	$6,003	$2,272	$7,067

6. Fair Value Measurements

A summary of the Company’s assets that are measured or disclosed at fair value as of September 30, 2017 and December 31, 2016 are presented below:

Description	As of September 30, 2017	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$26,232	$26,232	$—	$—
Held-to-maturity investments
U.S. treasury securities	44,951	—	44,951	—
Restricted cash equivalents
Money market fund	1,116	—	1,116	—

Total	$72,299	$26,232	$46,067	$—

Description	As of December 31, 2016	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$12,853	$12,853	$—	$—
Held-to-maturity investments
U.S. treasury securities	25,004	—	25,004	—
Restricted cash equivalents
Money market fund	1,116	—	1,116	—

Total	$38,973	$12,853	$26,120	$—

The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of September 30, 2017 and December 31, 2016.

The Company’s restricted cash equivalents bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value. These financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2017 and December 31, 2016.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, the carrying amounts of accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

For the three and nine month periods ended September 30, 2017 and 2016 there were no transfers between Level 1 and Level 2.

7. Commitments and Contingencies

Facility lease

Future minimum lease payments on the Company’s non-cancelable operating lease for office and laboratory space are as follows:

12-Month Periods Ending September 30,	Operating Lease
2018	$1,618
2019	1,666
2020	1,716
2021*	287

Total	$5,287

*	The end of the lease term is November 30, 2020.

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

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities recorded as of September 30, 2017 or December 31, 2016.

8. Subsequent Events

On October 27, 2017, the Company entered into a collaborative research and license agreement with Boehringer Ingelheim International GmbH (“BI”) (the “BI Agreement”), pursuant to which the Company and BI will jointly research and develop product candidates that target a specific disease-linked gene in the hepatocytes for the treatment of chronic liver disease using the GalXC platform, Dicerna’s proprietary RNAi-based technology. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene. Also pursuant to the BI Agreement, Dicerna granted BI a worldwide license in connection with the research and development of the product candidates and will transfer to BI intellectual property rights of the product candidates selected by BI for clinical development and commercialization. Dicerna also may provide assistance to BI in order to help BI further develop selected product candidates. Under the terms of the BI Agreement, BI agreed to pay Dicerna a non-refundable upfront payment of $10.0 million. During the term of the research program, BI will reimburse Dicerna the cost of materials and third party expenses that have been included in the preclinical studies up to an agreed-upon limit. The Company is eligible to receive up to $191.0 million in potential development and commercial milestones. Dicerna is also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single digits up to low double-digits. BI’s option to add a second target would provide for an option fee payment and success-based development and commercialization milestones and royalty payments to Dicerna.

Entering into the BI Agreement constitutes, per the Certificate of Designation, a Milestone Event for purposes of applying the first of two allowable rate reductions to dividends payable on the Redeemable Convertible Preferred. As such, the dividend rate on the Redeemable Convertible Preferred is subject to reduction from 12% to 8%.

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

Overview

Founded in 2006 as a Delaware corporation, Dicerna is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered RNAi-based pharmaceuticals using our GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases and viral infectious diseases. Within these therapeutic areas, we believe our GalXC RNAi platform will allow us to build a broad pipeline with commercially attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g., dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene.

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

The GalXC RNAi platform supports Dicerna’s long-term strategy to retain, subject to the evaluation of potential licensing opportunities as they may arise, a full or substantial ownership stake and to invest internally in diseases with focused patient populations, such as certain rare diseases. We see such diseases as representing opportunities that carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet need, a limited number of Centers of Excellence to facilitate reaching these patients, and the potential for more rapid clinical development programs. For more complex diseases with multiple gene dysfunctions and larger patient populations, we plan to pursue collaborations that can provide the enhanced scale, resources and commercial infrastructure required to maximize these prospects.

Development Programs

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. The Company is focusing its efforts on three priority therapeutic programs that currently have a CTA filed or are in IND/CTA enabling studies and on a series of programs in the clinical candidate selection stage that may be elevated into IND/CTA enabling studies in the future, either on our own or in partnership with larger pharmaceutical companies. Our three priority programs are: DCR-PHXC for the treatment of primary hyperoxaluria (“PH”); a program against an undisclosed rare disease; and DCR-HBVS for the treatment of chronic hepatitis B virus (“HBV”) infection. Our programs in clinical candidate selection include DCR-PCSK9 for the treatment of hypercholesterolemia, for which a provisional clinical candidate has been selected, and multiple programs targeting undisclosed targets in chronic liver diseases, cardiovascular diseases and additional rare diseases. We filed a CTA for our lead GalXC product candidate, DCR-PHXC, in October 2017 and expect to file additional CTAs and/or IND applications in 2018 and 2019.

The table below sets forth the state of development of our various product candidates as of November 1, 2017.

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

On October 16, 2017, we announced that we had submitted a CTA for DCR-PHXC to the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom. Once the CTA is authorized by the MHRA and Ethics Committee approval has been obtained, we plan to conduct our Phase 1 trial as a randomized, single-blind, placebo-controlled, single-ascending dose study, enrolling up to 25 healthy volunteer subjects and up to 16 patients with PH. The primary objective of the study is to evaluate the safety and tolerability of single doses of DCR-PHXC, with participants being enrolled into as many as five sequential cohorts of increasing doses. Patients with PH will be dosed after safety has been established at the same dose level in normal healthy volunteers. Secondary endpoints include the pharmacokinetics of DCR-PHXC and its pharmacodynamic effects on oxalate biomarkers in plasma and urine. We plan to commence human clinical trials in the first quarter of 2018 and expect to have clinical proof-of-concept data in the second half of 2018. We also plan to submit additional CTAs in other European countries later this year and an IND application in the U.S. during the first quarter of 2018.

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

To facilitate DCR-PHXC development, we have completed our Primary HYperoxaluria Observational Study (“PHYOS”), an international, multicenter, observational study in patients with a genetically confirmed diagnosis of PH, type 1 (“PH1”). PHYOS is collecting data on key biochemical parameters implicated in the pathogenesis of PH1. We hope to use the data to better understand the baseline PH1 disease state, which will help guide long-term drug development plans. At the 12th International Workshop, we reported interim data from the study’s 20 enrolled patients with a median age at screening of 21 years (range 12-61 years). The patients had been diagnosed at a median age of 7 years (range 1-59 years), and 14 patients (74%) had a medical history of renal stones. Over the six-month observation period, the variability (coefficient of variation) between 24-hour urine measurements of oxalate at different time points was 28%. These data will help our clinical team design future clinical studies using 24-hour urinary oxalate excretion as a surrogate marker for clinical benefit. We expect to publish data from PHYOS in 2018.

•	An undisclosed rare disease involving the liver. We are developing a GalXC-based therapeutic, targeting a liver-expressed gene involved in a serious rare disease. For competitive reasons, we have not yet publicly disclosed the target gene or disease. We have selected this target gene and disease based on criteria that include having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning and what we believe is a rapid projected path to approval. We plan to file an IND application and/or CTA for this program in the second quarter of 2018.

•	Chronic Hepatitis B Virus infection: Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBV surface antigen (“HBsAg”) and sustained HBV deoxyribonucleic acid (“DNA”) suppression in patient plasma or blood. We have declared a GalXC RNAi platform-based product candidate, DCR-HBVS, and are conducting formal non-clinical development studies. We expect to file an IND application or a CTA approximately at the end of 2018. DCR-HBVS targets HBV messenger RNA. Based on preclinical studies, and only if we receive appropriate regulatory approval to begin human clinical trials, we hope to determine the potential of DCR-HBVS to reduce HBsAg expression and HBV DNA in HBV patients in a commercially attractive subcutaneous dosing paradigm.

•	Hypercholesterolemia (PCSK9 targeted therapy). We are using our GalXC RNAi platform to develop a therapeutic that targets the PCSK9 gene for the treatment of hypercholesterolemia. The Company has selected a provisional clinical candidate for the program, but is continuing to explore ways to further optimize the program. PCSK9 is a validated target for hypercholesterolemia, and there are FDA-approved therapies targeting PCSK9 that are based on monoclonal antibody technology. Based on preclinical studies, we believe that our GalXC RNAi platform has the potential to produce a PCSK9-targeted therapy with attractive commercial properties, such as small subcutaneous injection volumes and less frequent dosing.

•	Additional pipeline programs. We have applied our GalXC technology to multiple gene targets across our disease focus areas of chronic liver diseases, cardiovascular diseases and rare diseases. Pursuant to our strategy, we are seeking collaborations with larger pharmaceutical companies to advance our programs in the areas of chronic liver diseases and cardiovascular diseases. Both these disease areas represent large and diverse patient populations, requiring complex clinical development and commercialization paths that we believe can be more effectively be pursued in partnership with larger pharmaceutical companies more experienced in these types of programs. For our additional rare diseases, we are continuing to assess their potential for clinical success and market opportunity while optimizing our GalXC molecules.

In addition to our GalXC development programs, we have entered into the BI Agreement, pursuant to which the Company and BI will jointly research and develop product candidates that target a specific disease-linked gene in the hepatocytes for the treatment of chronic liver disease using our GalXC platform. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene. Also pursuant to the BI Agreement, we granted BI a worldwide license in connection with the research and development of the product candidates and will transfer to BI intellectual property rights of the product candidates selected by BI for clinical development and commercialization. We also may provide assistance to BI in order to help BI further develop selected product candidates. Under the terms of the BI Agreement, BI agreed to pay is a non-refundable upfront payment of $10.0 million. During the term of the research program, BI will reimburse us the cost of materials and third party expenses that have been included in the preclinical studies up to an agreed-upon limit. We are eligible to receive up to $191.0 million in potential development and commercial milestones. We are also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single digits up to low double-digits. BI’s option to add a second target would provide for an option fee payment and success-based development and commercialization milestones and royalty payments to us.

We are party to a collaboration for our early generation of Dicer Substrate RNAi technology, non-GalXC technology, against two targets, the KRAS oncogene and an additional undisclosed gene, with the global pharmaceutical company, KHK, to use for development in oncology and formulated using KHK’s proprietary drug delivery system. KHK is responsible for global development of the KRAS program, including all development expenses. For the KRAS product candidate, we retain an option to co-promote in the U.S. for an equal share of the profits from U.S. net sales. We are also developing, with KHK, a therapeutic candidate targeting a second cancer-related gene, which we are not identifying at this time. For each product candidate in our collaboration with KHK, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of each such product candidate. KHK is responsible for all preclinical and clinical development activities, including the selection of patient population and disease indications for clinical trials. According to information received from KHK, both product candidates are in preclinical development.

We also have developed a wholly owned clinical candidate, DCR-BCAT, targeting the ß-catenin oncogene. DCR-BCAT is based on an extended version of our earlier generation Dicer Substrate RNAi technology and is delivered by our LNP tumor delivery system, EnCoreTM. We plan to out-license or spin out the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.

Redeemable Convertible Preferred Stock

On April 11, 2017, we issued and sold 700,000 shares of our newly designated Redeemable Convertible Preferred to the Investors in a Private Placement for aggregate gross proceeds of $70.0 million, less issuance costs of approximately $0.8 million. In addition to the Lead Investor, other participants in the Private Placement included Cormorant Asset Management, Domain Associates, EcoR1 Capital, RA Capital and Skyline Ventures, among others. Domain Associates, RA Capital and Skyline Ventures are entities that are affiliated or were formerly affiliated with certain members of our board of directors.

We have the right to require the Investors to convert the Redeemable Convertible Preferred into common stock (“Mandatory Conversion”) at any time following the earlier of (i) the second anniversary of the closing of the Private Placement or (ii) the occurrence of both of the following: (a) (1) the date that we first administer, after the issue date, a dose of a pharmaceutical product candidate (which such product candidate shall be one of the following candidates, or a variation thereof: DCR-PHXC, DCR-PCSK9 or the undisclosed rare disease program currently in pre-clinical development (each, a “Product Candidate”)) to a human being pursuant to an IND application filed by us with the FDA; or (2) after we have first administered, after the issue date, a dose of a Product Candidate to a human being pursuant to a clinical trial authorization with the Medicine and Healthcare Products Regulatory Agency in the EU and an IND application relating to such Product Candidate has become effective; and (b) the date we enter into a partnership or license agreement with a major company in the pharmaceutical or biotechnology industry relating to a non-Product Candidate, pursuant to which such company provides us with an up-front cash payment of a minimum amount agreed upon by us and the Lead Investor and agrees to customary future milestone and royalty payments, provided, that, in each case ((i) and (ii)), the trading price of our common stock exceeds 200% of the Conversion Price, as defined below, for 45 out of 60 consecutive trading days. Our ability to require conversion shall be subject to the Conversion Blockers and applicable regulatory restrictions. “Conversion Price” shall mean an initial price of $3.19 per share, subject to proportionate adjustment for any stock split, stock dividend, combination or other similar recapitalization event.

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

Per the Certificate of Designation, each holder of Redeemable Convertible Preferred is entitled to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions, of 4% each, upon the occurrence of certain agreed-upon Milestone Events. The dividend rate is subject to reduction from 12% to 8% pursuant to our entry pursuant to our entry into the BI Agreement. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

In accordance with the terms of the SPA, on March 28, 2017, our board of directors voted to increase the size of the board from eight directors to nine directors and approved the appointment of Adam M. Koppel, M.D., Ph.D., a managing director of the Lead Investor, as a director of our Company, effective as of the closing of the Private Placement on April 11, 2017, to fill the resulting vacancy. To the extent such director is not re-elected at any time and, so long as the Lead Investor owns at least 25% of the Redeemable Convertible Preferred (or underlying common stock) owned by it at the closing of the Private Placement, it shall have the right to designate a board observer. On September 30, 2017, the Lead Investor, which appointed one of its managing directors to our board of directors, owned approximately 19% of the Company on an as-converted basis and after application of the Conversion Blockers.

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

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 30, 2017, as amended. There have been no changes to our critical accounting policies during the three or nine month periods ended September 30, 2017 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 30, 2017, as amended, except as related to management’s judgment associated with the accounting for, including the valuation of dividends on, the Redeemable Convertible Preferred and as discussed below.

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

Our evaluation of the impact that the adoption of this guidance will have on our consolidated financial statements will continue throughout 2017, and while we have not yet determined which adoption method will be utilized or the effect that adoption of this new guidance may have on our consolidated financial statements, we have determined that we will apply the new standard only to contracts that are not completed as of January 1, 2018, as allowed by the standard’s transitional guidance. We will evaluate the impact that the new guidance may have on current arrangements with customers, including our collaboration with KHK. As for grant income that currently is recognized as revenue in our consolidated financial statements, we have determined that this item does not meet the definition of revenue under Topic 606 and that, while there will be no cumulative effect on initial adoption of Topic 606 related to our grants, grant income will no longer be presented as revenue in our consolidated statement of operations. Instead, we expect to classify grant-related income as a direct reduction to the research and development expenses to which the grants relate.

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

Leases

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. This guidance will become effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will impact our consolidated financial statements and notes thereto, resulting, among other factors, from the recognition of a right of use asset and related liability related to our 2014 non-cancelable operating lease arrangement for our office and laboratory space in Cambridge, Massachusetts. As of September 30, 2017, and as presented below, our total future minimum lease obligation associated with this lease was $5.3 million, and a substantial portion of this commitment will remain outstanding at the time that we adopt the new guidance. Our evaluation of this guidance and its full impact on our consolidated financial statements will continue throughout 2017.

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

Financial Operations Overview

Comparison of the Three and Nine Month Periods Ended September 30, 2017 and 2016

The following table summarizes the results of our operations for the periods indicated (in thousands, except percentages).

	Three Months Ended September 30,	Three Months Ended September 30,	Increase/ (Decrease)		Nine Months Ended September 30,	Nine Months Ended September 30,	Increase/ (Decrease)
	2017	2016			2017	2016
Revenue	$474	$162	$312	192.6%	$859	$162	$697	430.2%

Expenses:
Research and development	9,001	10,061	(1,060)	(10.5%)	27,197	32,357	(5,160)	(15.9%)
General and administrative	6,685	4,338	2,347	54.1%	18,481	13,478	5,003	37.1%

Total operating expenses	15,686	14,399	1,287	8.9%	45,678	45,835	(157)	(0.3%)

Loss from operations	(15,212)	(14,237)	975	6.8%	(44,819)	(45,673)	(854)	(1.9%)
Interest income	179	61	118	193.4%	360	182	178	97.8%

Net loss	(15,033)	(14,176)	857	6.0%	(44,459)	(45,491)	(1,032)	(2.3%)
Dividends on redeemable convertible preferred stock	(4,111)	—	4,111	—	(6,733)	—	6,733	—
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(6,144)	—	6,144	—

Net loss attributable to common stockholders	$(19,144)	$(14,176)	$4,968	35.0%	$(57,336)	$(45,491)	$11,845	26.0%

Revenue

Revenue recognized during the three and nine month periods ended September 30, 2017 relates to NIH grant awards for cancer treatment research (the “Project”), totaling $2.0 million and covering the period from September 1, 2016 to February 28, 2018. $1.0 million of the Project grant was awarded in August 2016, and on September 1, 2017, we were awarded an additional grant in the amount of $1.0 million for the Project. To date, we have recognized approximately $1.2 million of revenue in connection with the Project grant awards, and we expect to recognize the remaining $0.8 million over the next two quarters.

Grant revenue represents reimbursable subcontractor and internal costs incurred that are specifically covered by the grant, and where applicable, funding for qualifying facilities and administrative expenses. As noted above, upon adoption of Topic 606, we no longer will present grant income as revenue in our consolidated statement of operations; instead, we will present grant income as a direct reduction to the research and development expenses to which the grants relate.

We do not expect to generate any product revenue for the foreseeable future. However, we expect to begin recognizing revenue, beginning in the fourth quarter of 2017, in connection with the BI Agreement.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (in thousands):

	Three Months Ended September 30,
	2017	2016	Increase/ (Decrease)
Direct research and development expenses	$3,809	$3,105	$704
Employee-related expenses	2,567	2,912	(345)
Platform-related expenses	1,883	3,254	(1,371)
Facilities, depreciation and other expenses	742	790	(48)

Total	$9,001	$10,061	$(1,060)

	Nine Months Ended September 30,
	2017	2016	Increase/ (Decrease)
Direct research and development expenses	$11,289	$10,330	$959
Employee-related expenses	8,133	10,075	(1,942)
Platform-related expenses	5,424	9,257	(3,833)
Facilities, depreciation and other expenses	2,351	2,695	(344)

Total	$27,197	$32,357	$(5,160)

The increase in direct research and development expenses in both the three and nine month periods ended September 30, 2017 is attributable to an overall increase in manufacturing activities and in toxicology study costs related to our product candidates under our GalXC platform, partially offset by a reduction in clinical and manufacturing activities related to our now discontinued DCR-PH1 and DCR-MYC programs, which were not based on our GalXC platform. Employee-related expenses decreased in both the three and nine month periods ended September 30, 2017 as compared to the corresponding periods in 2016 due to an overall decrease in headcount from the prior year periods, along with a decrease in non-cash stock-based compensation costs. Platform-related expenses decreased substantially in both the three and nine month periods ended September 30, 2017 as compared to the corresponding periods in 2016 due to the timing of activities related to discovery and early development programs, including supply and external study costs.

We expect our overall research and development expenses to increase during the fourth quarter of 2017, as compared to the third quarter of 2017, primarily as we ramp up our clinical initiatives associated with DCR-PHXC.

General and administrative expenses

General and administrative expenses were $6.7 million and $18.5 million for the three and nine months ended September 30, 2017, as compared to $4.3 million and $13.5 million for the three and nine months ended September 30, 2016, respectively. The increases are predominantly related to higher costs associated with the litigation with Alnylam as well as to higher salaries, benefits and other employee-related expenses.

Interest income

Interest income is comprised primarily of interest earned from our money market accounts and held-to-maturity investments. Interest income was $0.2 million and $0.4 million for the three and nine months ended September 30, 2017, respectively, as compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2016, respectively. The increases were primarily due to higher invested amounts in the 2017 periods as a result of the net proceeds from the Private Placement, which closed in the second quarter of 2017.

Dividends

Dividends of $4.1 million and $6.7 million recorded during the three and nine months ended September 30, 2017, respectively, represent the non-cash fair value of additional shares of Redeemable Convertible Preferred issued to the Investors as dividends paid in kind, as well as, for the nine-month period ended September 30, 2017, full accretion of share issuance costs. The fair value of the issued shares was determined using a binary lattice model that captures the intrinsic value of the underlying common stock on the declaration date and the option value of the shares and future dividends. Inputs to the lattice model include an adjusted risk rate, our common stock volatility, the underlying common stock price on the dividend date and management’s judgment associated with probability simulations of various outcomes. Dividends are valued at each dividend declaration date, based on various inputs and assumptions at that time, and, as such, quarterly dividend amounts may vary significantly from quarter to quarter. No common stock dividends were recorded during the three or nine month periods ended September 30, 2017.

The deemed dividend of $6.1 million (non-cash) for the nine months ended September 30, 2017 represents the value of the BCF, which was accreted in full at issuance due to the fact that the underlying shares of Redeemable Convertible Preferred are immediately convertible. Management is required to evaluate whether a BCF exists at each Redeemable Convertible Preferred issuance date. Consequently, the intrinsic value of any future shares of Redeemable Convertible Preferred issued as dividends will be recorded as additional deemed dividends in future quarters.

Net loss attributable to common stockholders

Net loss attributable to common stockholders was $19.1 million and $57.3 million for the three and nine months ended September 30, 2017, as compared to $14.2 million and $45.5 million for the same periods in 2016, respectively. The overall increases in net loss attributable to common stockholders are due to the aforementioned changes in research and development and general and administrative expenses, as well as to the recording of dividends in 2017 on the Redeemable Convertible Preferred.

Liquidity and Capital Resources

As of September 30, 2017, we had cash and cash equivalents and held-to-maturity investments of $75.9 million and $1.1 million in cash equivalents held in restriction.

Aggregate gross proceeds received on April 11, 2017 in connection with the closing of the Private Placement totaled $70.0 million, less related transaction costs of approximately $0.8 million.

On October 31, 2016, a universal shelf registration statement on Form S-3 permitting the sale of up to $150.0 million of our common stock and other securities was declared effective by the SEC. Additionally, we are currently permitted to sell, from time to time through April 2, 2018: (i) up to 10,000,000 shares of our common stock; (ii) up to a maximum aggregate offering price of $50,000,000 of preferred stock, debt securities, warrants or units; and (ii) up to 2.5 million shares of our common stock at market prices prevailing at the time of the sale pursuant to a universal shelf registration statement on Form S-3 declared effective by the SEC on April 2, 2015. As of November 2, 2017, we have sold 2,750,000 shares of our common stock pursuant to these universal shelf registration statements.

Cash flows

The following table shows a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(39,373)	$(37,157)
Net cash (used in) provided by investing activities	(19,986)	13,109
Net cash provided by financing activities	69,454	534

Increase (decrease) in cash and cash equivalents	$10,095	$(23,514)

Operating activities

Net cash used in operating activities was $39.4 million for the nine months ended September 30, 2017, as compared to $37.2 million for the nine months ended September 30, 2016. The increase of $2.2 million was primarily due to higher general and administrative expenses and negative working capital fluctuations, partially offset by lower overall research and development expenses.

We expect our cash used in operating activities during the last quarter of 2017 to be significantly lower than the average quarterly cash used in our operating activities for the nine month period ended September 30, 2017, predominantly due to the aforementioned upfront proceeds expected to be received from BI, and despite the ongoing ramp-up of clinical initiatives associated with our lead product candidates.

Investing activities

Net cash used in investing activities was $20.0 million for the nine months ended September 30, 2017, as compared to net cash provided by investing activities of $13.1 million for the nine months ended September 30, 2016. This change was due primarily to $64.9 million of purchases of held-to-maturity investments, partially offset by $45.0 million in maturities of held-to-maturity investments during the nine months ended September 30, 2017, as compared to $20.0 million in purchases of held-to-maturity investments, partially offset by $33.5 million of maturities of held-to-maturity investments, during the nine months ended September 30, 2016.

Financing activities

Net cash provided by financing activities was $69.5 million for the nine months ended September 30, 2017, as compared to $0.5 million for the nine months ended September 30, 2016. The increase of $68.9 million was principally due to the receipt of $69.3 million in gross proceeds from the Private Placement, partially offset by lower proceeds received in connection with stock option exercises and with issuances under the employee stock purchase plan.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, including the costs to defend the Alnylam claim of misappropriation of confidential information and trade secrets, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that available cash, cash equivalents and held-to-maturity investments and the receipt of upfront proceeds in connection with the BI Agreement will be sufficient to fund our planned level of operations for at least the 12-month period following November 2, 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the receipt of milestone payments under our collaboration agreements with BI and KHK;

•	the terms and timing of any other collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs of responding to and defending ourselves against complaints and potential litigation, including the Alnylam complaint of misappropriation of confidential information and trade secrets (see Part II, Item 1—“Legal Proceedings” in this Quarterly Report on Form 10-Q);

•	the costs and timing of procuring clinical and commercial supplies for our product candidates;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, product candidates or technologies.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of September 30, 2017 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligation*	$5,287	$1,618	$3,382	$287	$—

*	Represents future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts. The end of the lease term is November 30, 2020.

We also have obligations to make future payments to City of Hope, an independent academic research and medical center (“COH”), Plant Bioscience Limited (“PBL”) and the Carnegie Institution of Washington (“Carnegie”) that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included these commitments on our condensed consolidated balance sheet or in the table above, since the achievement and timing of these milestones are not probable or estimable as of September 30, 2017.

See also Part II, Item 1—“Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information related to litigation. We have not recorded any accrual for contingent liabilities associated with legal proceedings on our condensed consolidated balance sheet as of September 30, 2017.

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

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2017, we had cash and cash equivalents and held-to-maturity investments of $75.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds and government securities.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended September 30, 2017, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15 and 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2015, Alnylam filed a complaint against the Company in the Superior Court of Middlesex Country, Massachusetts (the “Court”). The complaint alleges misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (“Merck”) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc. (“Sirna”), which was subsequently acquired by Alnylam. The complaint seeks among other things, unspecified damages, attorneys’ fees, and an order permanently enjoining the Company from disclosing or using any of Alnylam’s confidential information or trade secrets. The Court has set a trial date of April 23, 2018. This matter has caused us to incur significant legal fees and other costs to defend against this action and will continue to do so through the trial and potentially beyond. We believe, however, that Alnylam’s allegations lack merit. In response to the complaint, we filed an answer denying all liability, and we will continue to vigorously defend all claims asserted. We expect that a finding of liability against us is not probable. Accordingly, we cannot reasonably estimate any range of potential future charges, and we have not recorded any accrual for a contingent liability associated with this legal proceeding. However, an unfavorable resolution could potentially have a material adverse effect on our business, financial condition, and results of operations or prospects, potentially delay or limit our ability to use some of our research and development programs, and potentially result in paying monetary damages. Additionally, as we believe Alnylam’s suit is without merit and intended only to cause competitive harm, we filed a countersuit in the case against Alnylam for damages, and on August 8, 2017, we filed a complaint in the Federal District court for the District of Massachusetts asserting a federal antitrust claim against Alnylam.

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

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2017, we had $75.9 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan and liquidity, including the receipt of net proceeds of $69.3 million in connection with the issuance of the Company’s Redeemable Convertible Preferred on April 11, 2017 and the receipt of upfront proceeds in connection with the BI Agreement, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the 12-month period following November 2, 2017. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

•	to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture and market our product candidates;

•	to build and maintain a strong intellectual property portfolio and avoid infringing intellectual property of third parties;

•	to establish and maintain successful licenses, collaborations and alliances;

•	to satisfy the requirements of clinical trial protocols, including patient enrollment;

•	to establish and demonstrate the clinical efficacy and safety of our product candidates;

•	to manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, manufacturing scale-up and commercialization;

•	to obtain additional capital to support and expand our operations; and

•	to market our products to achieve acceptance and use by the medical community.

Failure to obtain funding on a timely basis or on acceptable terms would have a negative impact on our financial condition, and we may have to delay, reduce or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales, milestone payments or royalties in the foreseeable future, if at all. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization and successfully marketed. To date, we have financed our operations primarily through the sale of securities, debt financings, credit and loan facilities and payments received under our collaboration and license agreement with KHK. For example, on April 11, 2017, we issued and sold 700,000 shares of our newly designated Redeemable Convertible Preferred to the Investors in a Private Placement for aggregate gross proceeds of $70.0 million. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, our status as a smaller reporting company under SEC regulations, our capital structure, which currently consists of common stock and redeemable convertible preferred stock, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.

We are a biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of DsiRNA molecules and delivery technologies. We have had significant operating losses since our inception. As of September 30, 2017, we had an accumulated deficit of $300.2 million. For the nine months ended September 30, 2017 and for the years ended December 31, 2016, 2015 and 2014, our net loss attributable to common stockholders was $57.3 million, $59.5 million, $62.8 million and $47.9 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:

•	variations in the level of expense related to our product candidates or future development programs;

•	results of clinical trials, or the addition or termination of clinical trials or funding support by us, our existing collaborators or any future collaborator or licensor;

•	the timing of the release of results from any clinical trials conducted by us or our collaborator KHK;

•	our execution of any collaboration, licensing or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;

•	any intellectual property infringement or misappropriation lawsuit or opposition, interference, re-examination, post-grant review, inter partes review, nullification, derivation action, or cancellation proceeding in which we may become involved, including Alnylam’s lawsuit alleging misappropriation of confidential information and trade secrets;

•	additions and departures of key personnel;

•	strategic decisions by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	if any of our product candidates receive regulatory approval, market acceptance and demand for such product candidates;

•	if any of our third-party manufacturers fail to execute on our manufacturing requirements;

•	regulatory developments affecting our product candidates or those of our competitors;

•	disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments or ongoing royalties; and

•	changes in general market and economic conditions.

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

Further, the FDA has relatively limited experience with RNAi or GalXC based therapeutics. No regulatory authority has granted approval to any person or entity, including us, to market and commercialize therapeutics using RNAi or GalXC, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on GalXC prove to be ineffective, unsafe or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.

Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to numerous factors, including whether the product can be sold at a competitive price and otherwise is accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on GalXC technology, and we may not be able to convince the medical community and third-party payors, including health insurers, to accept and use, or to provide favorable coverage or reimbursement for, any product candidates developed by us or our existing collaborator or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:

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

With our focus on the emerging therapeutic modality RNAi, these risks may increase to the extent the market becomes more competitive or less favorable to this approach. Additional risks apply to any disease indications we pursue which are classified as rare diseases and allow for orphan drug designation by regulatory agencies in major commercial markets, such as the U.S., the EU and Japan. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved product with orphan drug designation, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing and commercialization despite any benefits received from the orphan drug designation, such as market exclusivity, assistance in clinical trial design or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications that are not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist if we ever get to the point of product commercialization, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including ethics committee approval to conduct clinical trials at particular sites, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborator KHK. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy in humans of our product candidates. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites and the availability of effective treatments for the relevant disease.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to many factors, including scientific feasibility, safety, efficacy and changing standards of medical care. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, the applicable Institutional Review Board (“IRB”), an independent ethics committee, or other applicable regulatory authorities may suspend clinical trials of a product candidate at any time for various reasons, including a belief that individuals participating in such trials are being exposed to unacceptable health risks or adverse side effects. Similarly, an IRB or ethics committee may suspend a clinical trial at a particular trial site. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•	negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	delays in submitting IND applications or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency (“EMA”), regarding the scope or design of our clinical trials;

•	delays in enrolling individuals in clinical trials;

•	high drop-out rates of study participants;

•	inadequate supply or quality of drug product or product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; and

•	varying interpretations of data by the FDA and foreign regulatory agencies.

To date, our revenue has been primarily derived from our research collaboration and license agreement with KHK, and we are dependent on KHK for the successful development of product candidates in the collaboration.

In December 2009, we entered into a research collaboration and license agreement with KHK for the research, development and commercialization of DsiRNA molecules and drug delivery technologies for therapeutic targets, primarily in oncology. Under this research collaboration and license agreement, KHK has paid us a total of $17.5 million. During the first two years of the collaboration, we worked together with KHK to optimize KHK’s lipid nanoparticles for tumor delivery and to identify DsiRNAs optimized against oncology and KRAS targets. Based on the results of this research, KHK exercised options to advance two separate DsiRNAs into the development stage, including one with a KRAS target. For each product candidate under the research collaboration and license agreement, we have the potential to receive clinical, regulatory and commercialization milestone payments of up to $110.0 million and royalties on net sales of such product candidate. On October 27, 2017, we entered into the BI Agreement to jointly research and develop candidate products using the GalXC platform to target specific disease-linked genes in the hepatocytes for the treatment of chronic liver disease. Under the terms of the BI Agreement, BI agreed to pay us a non-refundable upfront payment of $10 million and we will be eligible to receive up to $191 million in development and commercial milestones and royalty payments on global net sales. The success of our collaboration programs with KHK and BI depends entirely upon the efforts of those collaborators. For example, except for certain co-promotion and profit sharing rights we retain with respect to the KRAS product candidate if it is approved for marketing and commercialization in the U.S., KHK has sole discretion in determining and directing the efforts and resources, including the ability to discontinue all efforts and resources it applies to the development and, if approval is obtained, commercialization and marketing of the product candidates covered by the collaboration. KHK and BI may not be successful in obtaining approvals for the product candidates developed under the collaboration arrangements or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Under their respective collaboration and license agreements, each of KHK or BI may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Each of KHK and BI has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and their own corporate objectives may not be consistent with our interests. If KHK or BI fails to develop, obtain regulatory approval for or ultimately commercialize any product candidate under our collaborations or if either KHK or BI terminate our collaboration, our business, financial condition, results of operations and prospects could be materially and adversely affected. In addition, if we have a dispute or enter into litigation with KHK or BI in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities and generate substantial expense.

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

We do not own or lease manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include oligonucleotides and custom amidites, some of which we procure from a single source supplier on a purchase order basis. In addition, for each product candidate we contract with only one manufacturer for the formulation and filling of drug product. There can be no assurance that our supply of research and development, preclinical study and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug substance manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

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

The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions Our competitors have developed, are developing or may develop product candidates and processes competitive with our product candidates, some of which may become commercially available before any of our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of many companies that are working in the field of RNAi therapeutics, including a major pharmaceutical company, Takeda Pharmaceutical Company Limited, and biopharmaceutical companies such as Alnylam, which acquired Sirna from Merck in March 2014, Arbutus, Arrowhead, Silence Therapeutics plc, RXi Pharmaceuticals Corporation, Quark Pharmaceuticals, Inc., Wave Life Sciences, Benitec Biopharma Limited and Arcturus Therapeutics. In particular, Arrowhead holds a non-exclusive license to the same patent rights of COH and Integrated Data Technologies, Inc. (“IDT”) as we are licensed under our license agreement with COH. As a result, we cannot rely on those patent rights to prevent Arrowhead or third parties working with Arrowhead from developing, marketing and selling products that compete directly with some of our product candidates. In March 2015, Arrowhead announced the acquisition of Novartis’ RNAi research and development portfolio and associated assets. The acquisition includes assignment of certain intellectual property owned or controlled by Novartis, including access to non-delivery Alnylam RNAi IP for 30 targets, and three preclinical RNAi candidates for which Novartis has developed varying amounts of preclinical data. We believe that a significant number of products are currently under development, and may become commercially available in the future, for the treatment of conditions for which we may try to develop product candidates.

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

We have a subsidiary physically located in the United Kingdom (“UK”), which we established in order to allow us to conduct clinical trials in EU member states. On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The withdrawal of the UK from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty. On March 29, 2017, the Prime Minister of the UK delivered a formal notice of withdrawal to the EU. On May 22, 2017, the Council of the EU (the “Council”), adopted a decision authorizing the opening of Brexit negotiations with the UK and formally nominated the European Commission as EU negotiator. The Council also adopted negotiating directives for the talks. It appears likely that the UK’s withdrawal from the EU will involve a process of lengthy negotiations between the UK and EU member states to determine the future terms of the UK’s relationship with the EU. This could lead to a period of uncertainty and could impact our regulatory process in Europe, as well as require us to close our subsidiary in the UK and establish a new subsidiary elsewhere in the EU.

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

Our internal computer systems, or those of third parties with which we do business, including our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of Company or patient confidential information.

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

As of September 30, 2017, we had $75.9 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our condensed consolidated financial statements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the U.S. Securities and Exchange Commission. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our consolidated financial statements, including those contained in our Annual Reports on Form 10-K.

Risks Related to Intellectual Property

If we are not able to obtain and enforce patent protection for our technologies or product candidates, development and commercialization of our product candidates may be adversely affected.

Our success depends in part on our ability to obtain and maintain patents and other forms of intellectual property rights, including in-licenses of intellectual property rights of others, for our product candidates, methods used to manufacture our product candidates and methods for treating patients using our product candidates, as well as our ability to preserve our trade secrets, to prevent third parties from infringing upon our proprietary rights and to operate without infringing upon the proprietary rights of others. As of November 1, 2017, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included over 20 issued patents or allowed patent applications and over 100 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

Research and development of RNAi-based therapeutics and other oligonucleotide-based therapeutics has resulted in many patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. Our efforts are based on RNAi technology that we have licensed and that we have developed internally and own. We have chosen this approach to increase our likelihood of technical success and our freedom to operate. We have obtained grants and issuances of RNAi-based patents and have licensed other patents from third parties on exclusive and non-exclusive bases. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own or license claim many different methods, compositions and processes relating to the discovery, development, manufacture and commercialization of RNAi therapeutics. Specifically, we own and have licensed a portfolio of patents, patent applications and other intellectual property covering: (1) certain aspects of the structure and uses of RNAi molecules, including their manufacture and use as therapeutics, and RNAi-related mechanisms, (2) chemical modifications to RNAi molecules that improve their properties and suitability for therapeutic uses, (3) RNAi molecules directed to specific gene sequences and drug targets as treatments for particular diseases and (4) delivery technologies, such as in the field of lipid nanoparticles and lipid nanoparticle formulation, and chemical modifications such as conjugation to targeting moieties.

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

If we or our collaborators, manufacturers or service providers fail to comply with applicable federal, state or foreign healthcare laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

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

For example, in the U.S., the ACA contains provisions that affect companies in the pharmaceutical industry and other healthcare-related industries in a variety of ways. Provisions that may affect pharmaceutical companies include, but are not limited to, the following:

•	mandatory rebates for drugs sold under the Medicaid program have been increased, and the rebate requirement has been extended to drugs used in risk-based Medicaid managed care plans.

•	the 340B Drug Pricing Program has been extended to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals.

•	pharmaceutical companies are required to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole”;

•	pharmaceutical companies are required to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs and Department of Defense. Since we expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not expect this annual assessment to have a material impact on our financial condition; and

•	if the FDA were to reclassify any of our existing product candidates or choose to classify any of our future product candidates as biologics, then marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, the FDA may approve a biosimilar product to enter the market, which is likely to reduce the pricing for the innovator product and could affect our profitability if our products are classified as biologics.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through November 1, 2017, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

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

As of September 30, 2017, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 75% of our outstanding common stock, assuming conversion of all Redeemable Convertible Preferred, after application of the Conversion Blockers, and subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, we have a significant number of securities convertible into, or allowing the purchase of, our common stock. On April 11, 2017, we issued 700,000 shares of Redeemable Convertible Preferred that are convertible at any time into shares of our common stock at the Conversion Price, and through September 30, 2017, we have issued an additional 40,126 shares of Redeemable Convertible Preferred as dividends paid in kind. As of November 1, 2017, we also had 544,577 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 6,145,417 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise or conversion of outstanding options, warrants or other securities having an exercise price per share or conversion price that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 1, 2017, we had 20,848,503 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

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

After application of the Conversion Blockers, holders of the Redeemable Convertible Preferred owned approximately 72% of our shares of common stock on an as-converted basis as of September 30, 2017. Holders of our Redeemable Convertible Preferred are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock. As a result, the holders of shares of the Redeemable Convertible Preferred have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock.

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

Upon our liquidation, dissolution or winding up, the holders of the Redeemable Convertible Preferred will be entitled to receive out of our assets, in preference to the holders of the common stock and any junior preferred stock, an amount per share equal to the greater of (i) the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such liquidation, dissolution or winding up. In addition, upon consummation of a specified change of control transaction, each holder of Redeemable Convertible Preferred will be entitled to receive in preference to the holders of common stock and any junior preferred stock, an amount equal to the greater of (i) 101% of the sum of the Accrued Value plus an amount equal to all accrued or declared and unpaid dividends on the Redeemable Convertible Preferred that have not previously been added to the Accrued Value, or (ii) the amount that such shares would have been entitled to receive if they had converted into common stock immediately prior to such event. These provisions may make it more costly for a potential acquirer to engage in a business combination transaction with us. Provisions that have the effect of discouraging, delaying or preventing a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock. If there are insufficient assets to pay in full such amounts, then the available assets will be ratably distributed to the holders of the Redeemable Convertible Preferred in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. This will reduce the remaining amount of our assets, if any, available to distribute to holders of our common stock. The holders of Redeemable Convertible Preferred also have a preferential right to receive cumulative dividends on the Accrued Value of each share of Redeemable Convertible Preferred at an initial rate of 12% per annum, compounded quarterly, and subject to downward adjustment upon achievement of certain milestones, such as our entering into the BI Agreement, as discussed above. Dividends on the Redeemable Convertible Preferred are payable in kind and will accrue on the Accrued Value of each share of Redeemable Convertible Preferred until the earlier of conversion, redemption, consummation of a change of control, a liquidation event, or upon failure to mandatorily convert due to the Conversion Blockers or applicable regulatory restrictions.

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

(a) Unregistered Sales of Equity Securities

On April 11, 2017, we issued and sold 700,000 shares of our newly designated Redeemable Convertible Preferred to the Investors at a purchase price of $100.00 per share, for total gross proceeds of $70.0 million, and through September 30, 2017, we have issued an additional 40,126 shares of Redeemable Convertible Preferred as payment in kind of cumulative dividends. The sale and issuance of shares of common stock upon exercise and conversion of the Redeemable Convertible Preferred were offered and sold by us pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) thereunder. Each Investor represented that it was an “accredited investor” as defined in Regulation D promulgated under the Securities Act, that such securities were being acquired for its own account for investment and not with a view toward distribution in a manner which would violate the Securities Act and that they could bear the economic risks of the investment. Appropriate legends were affixed to the instruments representing the securities issued in such transaction. See Part II, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Redeemable Convertible Preferred Stock” for a more detailed discussion of the Private Placement.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101(1)	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), include: (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016, (ii) the Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2017 and 2016, and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in such filing.
(1)	Filed herewith.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: November 2, 2017	By:	/s/ John B. Green, CPA
John B. Green, CPA
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)