Form 10-Q
period 2018-03-31
Dicerna Pharmaceuticals Inc
filed 2018-05-14
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 11, 2018, there were 52,821,624 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;

•	the initiation, timing, progress and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug application, Clinical Trial Application, New Drug Application and other regulatory submissions;

•	our ability to identify and develop product candidates for treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved product candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue and capital requirements;

•	our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any clinical trials;

•	our reliance on third-party suppliers and manufacturers to supply the materials and components for, and manufacture, our research and development, preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•	our dependence on our existing collaborator, Boehringer Ingelheim International GmbH (“BI”) for developing, obtaining regulatory approval for and commercializing product candidates in the collaboration;

•	our receipt and timing of any milestone payments or royalties under our research collaboration and license agreement with BI or any future arrangements with any other collaborators;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012;

•	our financial performance; and

•	developments relating to our competitors or our industry.

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

DICERNA PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data and par value)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,046	$68,789
Held-to-maturity investments	54,770	44,889
Withholding tax receivable	1,583	1,583
Prepaid expenses and other current assets	2,411	3,415

Total current assets	101,810	118,676

NONCURRENT ASSETS:
Property and equipment—net	1,451	1,512
Restricted cash equivalents	744	744
Other noncurrent assets	69	70

Total noncurrent assets	2,264	2,326

TOTAL ASSETS	$104,074	$121,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,026	$4,920
Accrued expenses and other current liabilities	6,437	5,726
Current portion of deferred revenue	6,180	6,180

Total current liabilities	14,643	16,826
Deferred revenue, net of current portion	1,545	3,090

TOTAL LIABILITIES	16,188	19,916

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value—5,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 or December 31, 2017	—	—
Common stock, $0.0001 par value—150,000,000 shares authorized; 51,781,429 and 51,644,841 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	419,416	417,037
Accumulated deficit	(331,535)	(315,956)

Total stockholders’ equity	87,886	101,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,074	$121,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenue from collaborative arrangement	$1,545	$—

Operating expenses:
Research and development	9,893	8,743
General and administrative	7,519	5,496

Total operating expenses	17,412	14,239

Loss from operations	(15,867)	(14,239)
Interest income	288	38

Net loss	$(15,579)	$(14,201)

Net loss per share—basic and diluted	$(0.30)	$(0.68)
Weighted average shares outstanding—basic and diluted	51,723,349	20,791,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

Dicerna Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,579)	$(14,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,747	2,007
Depreciation	195	158
Loss on disposal of property and equipment	—	51
Amortization of (discount)/premium on investments	(90)	7
Changes in operating assets and liabilities:
Deferred revenue	(1,545)	—
Prepaid expenses and other assets	1,004	(755)
Accounts payable	(2,895)	(192)
Accrued expenses and other liabilities	712	(84)

Net cash used in operating activities	(16,451)	(13,009)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(134)	(58)
Maturities of held-to-maturity investments	20,000	15,000
Purchases of held-to-maturity investments	(29,790)	—

Net cash provided by (used in) investing activities	(9,924)	14,942

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	667	86
Settlement of restricted stock for tax withholding	(35)	(11)

Net cash provided by financing activities	632	75

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS	(25,743)	2,008
CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS — Beginning of period	69,533	21,981

CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS — End of period	$43,790	$23,989

SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH FINANCING ACTIVITIES:
Deferred financing costs included in accrued expenses and other liabilities	$—	$620

NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$—	$12

Reconciliation of cash, cash equivalents and restricted cash equivalents within the Company’s consolidated balance sheets:

	As of March 31, 2018	As of March 31, 2017
Cash and cash equivalents	43,046	22,873
Restricted cash equivalents	744	1,116

Cash, cash equivalents and restricted cash equivalents presented above	$43,790	$23,989

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

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated financial statements do not include all of the information and notes required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2018 and results of operations and cash flows for the interim periods ended March 31, 2018 and 2017. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

Significant judgments and estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to revenue recognition and accrued expenses. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.

Liquidity

Based on the Company’s current operating plan and liquidity, management believes that available cash, cash equivalents and held-to-maturity investments will be sufficient to fund the Company’s planned level of operations for at least the 12-month period following May 14, 2018, which is the date that these condensed consolidated financial statements have been issued. Notwithstanding the availability of current liquidity, the Company’s ability to fund its preclinical and clinical operations, including completion of its clinical trials, will depend on the Company’s ability to raise additional capital through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. If the Company is unable to generate funding from one or more of these sources within a reasonable timeframe, it may have to delay, reduce or terminate its research and development programs, preclinical or clinical trials, limit strategic opportunities or undergo reductions in its workforce or other corporate restructuring activities.

Summary of Significant Accounting Policies — There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as a result of adopting the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”), as discussed below.

Revenue recognition

The Company generates revenue from research collaboration and license agreements with third-party customers. Goods and services in the agreements typically include (i) the granting of licenses for the use of the Company’s technology and (ii) providing services associated with the research and development of customer product candidates. Such agreements may provide for consideration to the Company in the form of upfront payments, research and development services, option payments, milestone payments and royalty payments on licensed products.

The Company accounts for a contract when the Company has approval and commitment from both parties, when the rights of the parties are identified, when payment terms are identified, when the contract has commercial substance and when collectibility of consideration is probable.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, management completes the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations; (iii) measurement of the transaction price, including whether there are any constraints on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for the relevant arrangements, the Company develops assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the underlying contract. The Company uses key assumptions to determine the stand-alone selling price, which may include, as applicable, relevant market data, forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates or probabilities of technical and regulatory success.

Licenses of intellectual property: If a license granted to a customer to use the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, to conclude upon the appropriate method of measuring progress for purposes of recognizing revenue related to consideration allocated to the performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Milestone payments: At the inception of each contract with a customer that includes development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or of the licensee, such as regulatory approvals, are assessed as to the probability of achieving the related milestones. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of all milestones and any related constraint, and, if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and are recorded as revenue and through earnings in the period of adjustment.

Options: Customer options, such as options granted to allow a licensee to choose to research and develop product candidates against target genes to be identified in the future, generally do not provide a material right to the customer and therefore do not give rise to a separate performance obligation. As such, the additional consideration that would result from a customer exercising an option in the future is not included in the transaction price for the current contract. Instead, additional option fee payments are recognized or begin being recognized as revenue when the licensee exercises the options, and the exercise of the option would be treated as a separate contract for accounting purposes.

Research and development services: Arrangements that include a promise to provide research or development services at the licensee’s discretion are assessed to determine whether the services provide a material right to the licensee and are capable of being distinct, are not highly interdependent or do not significantly modify one another, and if so, the services are accounted for as separate performance obligations as the services are provided to the customer. Otherwise, where research or development services are determined not to be capable of being distinct or distinct within the context of the contract, those services are added to the performance obligation that includes the underlying license.

Royalties: For arrangements that include sales-based royalties, including commercial milestone payments based on the level of sales, and when the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any out-licensing arrangement.

The Company receives payments from its licensees as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due, and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Where applicable, amounts are recorded as contracts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Recent Accounting Pronouncements

Adopted in 2018

Revenue recognition

In May 2014, the FASB issued Topic 606, which amends the guidance for accounting for revenue from contracts with customers, superseding the revenue recognition requirements in Accounting Standards Codification Topic 605, Revenue Recognition. Topic 606 is effective for annual reporting periods beginning after December 15, 2017. Per Topic 606, two adoption methods were allowed: retrospectively to all prior reporting periods presented, with certain practical expedients permitted, or retrospectively with the cumulative effect of initially adopting Topic 606 recognized at the date of initial application. The Company elected to apply Topic 606 retrospectively to all prior periods presented. Adoption of Topic 606 did not have a significant quantitative impact on the Company’s consolidated financial statements. Adoption of Topic 606 has resulted in additional revenue-related disclosures in the notes to the Company’s consolidated financial statements, as discussed above and in note 6.

Income taxes

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory (“ASU 2016-16”), which is part of the FASB’s simplification initiative aimed at reducing complexity in accounting standards. ASU 2016-16 eliminates the current exception that the tax effects of intra-entity asset transfers (intercompany sales) be deferred until the transferred asset is sold to a third party or otherwise recovered through use. Instead, the new guidance will require a reporting entity to recognize any tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. ASU 2016-16 is effective for public business entities in fiscal years beginning on January 1, 2018. Adoption of ASU 2016-16 did not have any impact on the Company’s consolidated financial statements.

Statement of cash flows

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), a consensus of the FASB’s Emerging Issues Task Force (“EITF”). ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows and requires companies, among other matters, to use reasonable judgment to separate cash flows. Specifically, in the absence of specific guidance, ASU 2016-15 prescribes that an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The Company adopted ASU 2016-15 on January 1, 2018, with no significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), a consensus of the FASB’s EITF. ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Entities are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. By requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and restricted cash, the new guidance eliminates current diversity in practice. The Company adopted ASU 2016-18 on January 1, 2018 and has applied this new guidance retrospectively to all periods presented. Consequently, transfers between restricted and unrestricted cash equivalents accounts are no longer reported as a cash flow in the Company’s consolidated statement of cash flows.

Stock-based compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Per ASU 2017-09, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions, whereas under previous guidance, judgments about whether certain changes to an award are substantive may impact whether or not modification accounting is applied in certain situations. The Company adopted ASU 2017-19 on January 1, 2018, with no impact on the Company’s consolidated financial statements.

Not yet adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management expects that the adoption of ASU 2016-02 will result, among other factors, in the recognition of a right of use asset and related liability related to the Company’s 2014 non-cancelable operating lease arrangement for office and laboratory space (see note 7).

2. Net Loss Per Share

The outstanding securities presented below were excluded from the calculation of net loss per share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented (amounts in thousands).

	March 31,
	2018	2017
Options to purchase common stock	7,171,978	6,049,346
Warrants to purchase common stock	87,901	87,901
Unvested restricted common stock	—	10,000

Total	7,259,879	6,147,247

3. Held-to-maturity investments

The following tables provide information relating to the Company’s held-to-maturity investments (amounts in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2018:
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$54,770	$—	$(31)	$54,739

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2017:
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$44,889	$—	$(30)	$44,859

4. Stock Option Plan and Stock-Based Compensation

During the three-month periods ended March 31, 2018 and 2017, the Company granted stock options to purchase 1,319,350 and 978,497 shares, respectively, of common stock to employees with aggregate grant-date fair values of $9.4 million and $2.0 million, respectively.

The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Common stock price	$9.30 – $12.78	$2.49 – $2.97
Expected option term (in years)	6.25	6.25
Expected volatility	75.9% – 90.9%	79.4% – 80.0%
Risk-free interest rate	2.32% – 2.64%	2.04% – 2.07%
Expected dividend yield	0.00%	0.00%

The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Research and development expenses	$807	$944
General and administrative expenses	940	1,063

Total	$1,747	$2,007

5. Fair Value Measurements

A summary of the Company’s financial assets that are measured or disclosed at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are presented below (amounts in thousands).

Description	At March 31, 2018	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$23,031	$23,031	$—	$—
Held-to-maturity investments
U.S. treasury securities	54,739	—	54,739	—
Restricted cash equivalents
Money market fund	744	—	744	—

Total	$78,514	$23,031	$55,483	$—

Description	At December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$51,441	$51,441	$—	$—
Held-to-maturity investments
U.S. treasury securities	44,859	—	44,859	—
Restricted cash equivalents
Money market fund	744	—	744	—

Total	$97,044	$51,441	$45,603	$—

The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of March 31, 2018 and December 31, 2017.

The Company’s restricted cash equivalents bore interest at the prevailing market rates for instruments with similar characteristics and, accordingly, the carrying value of these instruments also approximated their fair value. These financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2018 and December 31, 2017.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics. The financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, the carrying amounts of the withholding tax receivable, accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

For the three-month periods ended March 31, 2018 and 2017, there were no transfers between Level 1 and Level 2.

6. Collaborative Research and License Agreement

On October 27, 2017, the Company entered into a collaborative research and license agreement with Boehringer Ingelheim International GmbH (“BI”) (the “BI Agreement”), pursuant to which the Company and BI jointly research and develop product candidates for the treatment of chronic liver disease using the GalXC platform, Dicerna’s proprietary RNAi-based technology. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene. Also pursuant to the BI Agreement, Dicerna granted BI a worldwide license in connection with the research and development of the product candidates and will transfer to BI intellectual property rights of the product candidates selected by BI for clinical development and commercialization. Dicerna also may provide assistance to BI in order to help BI further develop selected product candidates. Under the terms of the BI Agreement, BI agreed to pay Dicerna a non-refundable upfront payment of $10.0 million for the first target, less a refundable withholding tax in Germany of $1.6 million. The German withholding tax was withheld by BI and remitted to the German tax authorities in accordance with local tax law, and management expects to receive reimbursement of this tax in the second quarter of 2018.

During the term of the research program, BI will reimburse Dicerna the cost of certain materials and third-party expenses that have been included in the preclinical studies. The Company is eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target. Dicerna is also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single digits up to low double-digits. BI’s option to add a second target would provide for an option fee payment and success-based development and commercialization milestones and royalty payments to Dicerna.

Milestone payments that are contingent upon the Company’s performance under the BI Agreement include potential developmental milestones totaling $99.0 million, including milestones for first commercial sale. The Company has excluded the amounts from allocable consideration at the outset of the arrangement, as described below. All potential net sales milestones, totaling $95.0 million, will be accounted for in the same manner as royalties and recorded as revenue at the later of the achievement of the milestone or the satisfaction of the performance obligation.

The Company assessed the BI Agreement in accordance with Topic 606 and concluded that BI is a customer. The Company identified the following performance obligations under the contract: the license of intellectual property and conducting agreed-upon research program services. The Company concluded the option underlying the transfer of future licenses and potential associated research for any not-yet-known target gene is not a performance obligation of the contract at inception because the option is not considered to be a material right, because the option fee reflects the standalone selling price of the option. The Company considered the level of BI’s therapeutic expertise specifically related to RNAi, as well as BI’s know-how vis-à-vis the Company’s GalXC conjugates, and concluded that BI cannot currently benefit from the granted license on its own or together with other resources that are readily available to BI, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. As a result, the combination of the license of intellectual property together with the provision of research and development support services together represent the highest level of goods and services that can be deemed distinct.

Based on management’s evaluation, the non-refundable upfront fee and the agreed-upon reimbursable third-party expenses constituted the amount of the consideration to be included in the transaction price and has been allocated to the performance obligations identified based on the Company’s best estimate of the relative standalone selling price via application of a market assessment approach. None of the development milestones have been included in the transaction price, since none of such milestone amounts are within the control of the Company and are not considered probable to occur until confirmed by BI, at BI’s sole discretion. Any consideration related to commercial sales-based milestones (including royalties) will be recognized when the related sales occur, since these amounts have been determined to relate predominantly to the license granted to BI and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The $10.3 million transaction price is being recognized over the current research term, which is estimated to extend through June 30, 2019, which represents the Company’s best estimate of the period of the obligation to provide research support services to BI. Related revenue is being recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation, largely in absence of evidence that obligations are fulfilled in a specific pattern.

The following table presents changes in the Company’s deferred revenue accounts during the three months ended March 31, 2018 (amounts in thousands).

Three months ended March 31, 2018	Balance at beginning of period	Additions	Deductions	Balance at end of period
Current portion of deferred revenue	$6,180	—	—	$6,180
Deferred revenue, net of current portion	$3,090	—	$(1,545)	$1,545

During the three months ended March 31, 2018, the Company recognized the following revenues as a result of changes in the deferred revenue balances (amounts in thousands):

Revenue recognized in the period from:	Three months ended March 31, 2018
Amounts included in the contract liability at the beginning of the period	$1,545

There was no activity related to the Company’s contract liability (deferred revenue) accounts during the quarter ended March 31, 2017.

7. Commitments and Contingencies

Facility lease

Future minimum lease payments on the Company’s non-cancelable operating lease for office and laboratory space are as follows (amounts in thousands):

Period ending March 31,	Operating Lease
2018	$1,642
2019	1,691
2020*	1,149

Total	$4,482

*	The end of the lease term is November 30, 2020.

Litigation

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (“Alnylam”) filed a complaint against the Company in the Superior Court of Middlesex County, Massachusetts (the “Court”). The complaint alleged misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (“Merck”) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc., which was subsequently acquired by Alnylam. See also note 8.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no litigation liabilities recorded as of March 31, 2018 or December 31, 2017.

8. Subsequent Events

On April 18, 2018, the Company and Alnylam entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”), resolving all ongoing litigation between the Company and Alnylam. The terms of the Settlement Agreement include mutual releases and dismissals with prejudice of all claims and counterclaims in the following litigation between the parties: (i) Alnylam Pharmaceuticals, Inc. v. Dicerna Pharmaceuticals, Inc., No. 15-4126 pending in the Massachusetts Superior Court for Middlesex County and (ii) Dicerna Pharmaceuticals, Inc., v. Alnylam Pharmaceuticals, Inc. No.1:17-cv-11466 pending in the United States District Court for the District of Massachusetts. Pursuant to the terms of the Settlement Agreement, the Company has agreed to make the following payments to Alnylam: (i) a $2 million upfront payment in cash; (ii) an additional $13 million in cash, to be paid as 10% of any upfront or first year cash consideration that the Company receives pursuant to future collaborations related to Ga1NAc-conjugated RNAi research and development (excluding any amounts received or to be received by the Company from its existing collaboration with BI), provided that the $13 million must be paid by no later than April 28, 2022; and (iii) issuance of shares of the Company’s common stock (the “Shares”) pursuant to a share issuance agreement between the parties (the “Share Issuance Agreement”).

Under the Settlement Agreement, for periods ranging from 18 months up to four years, the Company will be restricted in its development and other activities relating to oligonucleotide-based therapeutics directed toward a defined set of eight Alnylam targets (the “Oligo Restrictions”). The Oligo Restrictions pertain to targets where Dicerna does not have, or does not currently intend to have, a therapeutic program, or are expected to be consistent with Dicerna’s execution on programs in the normal course of business. The Settlement Agreement does not include any admission of liability or wrongdoing by either party or any licenses to any other intellectual property from either party.

On April 20, 2018, the Company and Alnylam entered into the Share Issuance Agreement, pursuant to which the Company agreed to issue to Alnylam 983,208 Shares in satisfaction of the Company’s obligation under the Settlement Agreement to deliver Shares to Alnylam. The Share Issuance Agreement contains customary representations and warranties of each party. Pursuant to the terms of the Share Issuance Agreement, Alnylam may not, without the prior approval of the Company, dispose of any of the Shares for a six-month period commencing on the closing date of the Share issuance. Thereafter, through the fifth anniversary of the closing date of the Share issuance, Alnylam will only dispose of the maximum number of Shares that it would be permitted to dispose if the Shares were subject to the volume restrictions set forth in Rule 144(e) of the Securities Act of 1933, as amended.

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

Development Programs

In choosing which development programs to advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. The Company is focusing its efforts on three priority therapeutic programs that currently have a Clinical Trial Application (“CTA”) filed, Investigational New Drug application (“IND”) filed or are in enabling studies in preparation to file additional regulatory clearances to initiate clinical trials. The Company is also focusing its efforts on a series of programs in the clinical candidate selection stage that may be elevated into IND/CTA enabling studies in the future, either on our own or in collaboration with larger pharmaceutical companies. Our three priority programs are: DCR-PHXC for the treatment of primary hyperoxaluria (“PH”); a program for an undisclosed rare disease; and DCR-HBVS for the treatment of chronic hepatitis B virus (“HBV”) infection. Our programs in clinical candidate selection include a program for the treatment of hypercholesterolemia, for which DCR-PCSK9 has been selected as a provisional clinical candidate, and multiple programs targeting undisclosed targets in chronic liver diseases, cardiovascular diseases and additional rare diseases. In October 2017, we filed a CTA for our lead GalXC product candidate, DCR-PHXC, with the Medicines and Healthcare products Regulatory Agency (“MHRA”) in the United Kingdom (“UK”), and in December 2017, we dosed the first human in the Group A portion of the Phase 1 clinical trial of DCR-PHXC. On March 30, 2018, we received a notice from the United States (“U.S.”) Food and Drug Administration (“FDA”) indicating that our proposed clinical investigation for DCR-PHXC referenced in our IND may proceed. We have received regulatory and ethical approvals for the trial in the UK, France and Germany. A CTA has been submitted and is pending approval in the Netherlands. We expect to file for additional regulatory clearance for our programs in 2018 and 2019.

The table below sets forth the state of development of our various GalXC RNAi platform product candidates as of May 11, 2018.

Our current GalXC RNAi platform development programs are as follows:

•	Primary Hyperoxaluria. We are developing DCR-PHXC for the treatment of all types of PH. PH is a family of rare inborn errors of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and to other tissues in the body. DCR-PHXC is currently being investigated in a Phase 1 clinical trial called PHYOX. In preclinical models of PH, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition.

We have submitted CTAs for the PHYOX study in the UK, France and Germany and have received the appropriate regulatory and ethical approvals. A CTA has been submitted and is pending approval in the Netherlands. The FDA has accepted the Company’s IND for the PHYOX study. We have completed dosing of all normal healthy volunteers (“NHV”) in the Group A portion of the study. While the study is still blinded toward treatment assignment, there have been no discontinuations and no serious adverse events. There have been two mild-to-moderate transient injection site reactions lasting up to a total of 36 hours at the highest doses of 6 and 12 mg/kg. With the completion of the Group A portion of the study in NHVs, we have started on the Group B portion of the study and dosing of the first PH patient with DCR-PHXC is imminent. PHYOX is a Phase 1 single ascending-dose study of DCR-PHXC in NHVs and patients with PH. The study is divided into two groups: Group A is a placebo-controlled, single-blind, single center study, which has enrolled 25 NHVs; Group B is an open-label, multi-center study enrolling up to 16 patients with PH type 1 (“PH1”) and PH type 2 (“PH2”). The primary objective of the study is to evaluate the safety and tolerability of single doses of DCR-PHXC in both groups. Secondary objectives are to characterize the pharmacokinetics of single doses of DCR-PHXC in NHVs and patients with PH, and to evaluate the pharmacodynamic effects of single doses of DCR-PHXC on biochemical markers including, but not limited to, changes in urine oxalate concentrations. We hope to achieve clinical proof-of-concept (“POC”) results in the second half of 2018. Additionally, we expect to initiate a multi-dose Phase 2/3 study in the first quarter of 2019, pending positive POC data and regulatory feedback.

To facilitate DCR-PHXC development, we have completed our Primary HYperoxaluria Observational Study (“PHYOS”), an international, multicenter, observational study in patients with a genetically confirmed diagnosis of PH1. PHYOS collected data on key biochemical parameters implicated in the pathogenesis of PH1. We are using the data to better understand the baseline PH1 disease state, which will help guide long-term drug development plans. In July 2017, at the 12th International Workshop on Primary Hyperoxaluria for Professionals, Patients and Families in Tenerife, Spain, we reported interim data from the study’s 20 enrolled patients with a median age at screening of 21 years (range 12-61 years). The patients had been diagnosed at a median age of 7 years (range 1-59 years), and 14 patients (74%) had a medical history of renal stones. Over the six-month observation period, the variability (coefficient of variation) between 24-hour urine measurements of oxalate at different time points was 28%. Our clinical team is using these data to design clinical studies using 24-hour urinary oxalate excretion as a surrogate marker for clinical benefit. We expect to publish data from PHYOS in 2018.

•	An undisclosed rare disease involving the liver. We are developing a GalXC-based therapeutic, targeting a liver-expressed gene involved in a serious rare disease. For competitive reasons, we have not yet publicly disclosed the target gene or disease. We have selected this target gene and disease based on criteria that include having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning and what we believe is a rapid projected path to approval. The disease is a genetic disorder, where mutations in the disease gene lead to the production of an abnormal protein. The protein causes progressive liver damage and fibrosis, in some cases leading to cirrhosis and liver failure, and we believe that silencing of the disease gene will prevent production of the abnormal protein and thereby slow or stop progression of the liver fibrosis. Greater than 100,000 people in the U.S. are believed to be homozygous (i.e. having identical pairs of genes for any given pair of hereditary characteristics) for the mutation that causes the liver disease, and at least 20% of those people, and potentially a significantly higher fraction, are believed to have liver-associated disease as a consequence. We are seeking a risk-sharing collaborator for this program before we file regulatory clearances to initiate a clinical trial, which we expect to be prepared to file in the second half of 2018.

•	Chronic Hepatitis B Virus infection. We have declared a GalXC RNAi platform-based product candidate for the treatment of HBV, DCR-HBVS, and are conducting formal non-clinical development studies. We expect to file regulatory clearances to initiate a clinical trial during the fourth quarter of 2018. Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBV surface antigen (“HBsAg”) and sustained HBV deoxyribonucleic acid (“DNA”) suppression in patient plasma or blood. DCR-HBVS targets HBV messenger RNA, and leads to greater than 99% reduction in circulated HBsAg in mouse models of HBV infection. Based on these preclinical studies, and only if we receive appropriate regulatory approval to begin human clinical trials, we hope to determine the potential of DCR-HBVS to reduce HBsAg and HBV DNA levels in the blood of HBV patients in a commercially attractive subcutaneous dosing paradigm.

•	Hypercholesterolemia (PCSK9 targeted therapy). We are using our GalXC RNAi platform to develop a therapeutic that targets the PCSK9 gene for the treatment of hypercholesterolemia. The Company has selected a provisional clinical candidate for the program, but is continuing to explore ways to further optimize the program. PCSK9 is a validated target for hypercholesterolemia, and there are FDA-approved therapies targeting PCSK9 that are based on monoclonal antibody technology. Based on preclinical studies, we believe that our GalXC RNAi platform has the potential to produce a PCSK9-targeted therapy with attractive commercial properties, such as small subcutaneous injection volumes and less frequent dosing.

•	Additional pipeline programs. We have developed a robust portfolio of additional targets and diseases that we plan to pursue either on our own or in collaboration with partners. We have applied our GalXC technology to multiple gene targets across our disease focus areas of rare diseases, chronic liver diseases and cardiovascular diseases. Pursuant to our strategy, we are seeking collaborations with larger pharmaceutical companies to advance our programs in the areas of chronic liver diseases and cardiovascular diseases. Both these disease areas represent large and diverse patient populations, requiring complex clinical development and commercialization paths that we believe can be more effectively pursued in collaboration with larger pharmaceutical companies. For our additional rare diseases, we are continuing to assess their potential for clinical success and market opportunity while optimizing our GalXC molecules. For our additional pipeline programs (including PCSK9), we may utilize more advanced versions of our GalXC technology that further improve pharmaceutical properties of the GalXC molecules, including enhancing the duration of action and potency. We have further optimized our GalXC technology platform, enabling the development of next generation GalXC molecules. Improvements to our GalXC compound include modification of the tetraloop end of the molecule, which can be applied to any target gene, resulting in a substantially longer duration of action and higher potency of target gene silencing in animal models across multiple targets. Modification of the tetraloop only impacts the passenger strand and does not impact the guide strand. These modifications are unique to our GalXC molecules and, we believe, provide a competitive advantage for the Company.

In addition to the GalXC development programs outlined above, we are party to a collaborative research and license agreement with Boehringer Ingelheim International GmbH (“BI”) (the “BI Agreement”), pursuant to which the Company and BI jointly research and develop product candidates for the treatment of chronic liver diseases, with an initial focus on nonalcoholic steatohepatitis (“NASH”) using our GalXC platform. NASH is caused by the buildup of fat in the liver, potentially leading to liver fibrosis and cirrhosis. NASH has an especially high prevalence among obese and diabetic patients and is an area of high unmet medical need. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene. We are working exclusively with BI to develop the product candidates against the undisclosed target gene. We are responsible for the discovery and initial profiling of the product candidates, including primary pre-clinical studies, synthesis, and delivery. BI is responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further pre-clinical development, clinical development, manufacturing and commercialization of those products. Also pursuant to the BI Agreement, we granted BI a worldwide license in connection with the research and development of the product candidates and will transfer to BI intellectual property rights of the product candidates selected by BI for clinical development and commercialization. We also may provide assistance to BI in order to help BI further develop selected product candidates. Pursuant to the BI Agreement, BI agreed to pay us a non-refundable upfront payment of $10.0 million for the first target. During the term of the research program, BI will reimburse us the cost of materials and third-party expenses that have been included in the preclinical studies up to an agreed-upon limit. We are eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target. We are also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single digits up to low double-digits. BI’s option to add a second target would provide for an option fee payment and success-based development and commercialization milestones and royalty payments to us.

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

We also have developed a wholly owned clinical candidate, DCR-BCAT, targeting the ß-catenin oncogene. DCR-BCAT is based on an extended version of our earlier generation non-GalXC Dicer Substrate RNAi technology and is delivered by our lipid nanoparticle tumor delivery system, EnCoreTM. We plan to out-license, spin out or seek external funding to advance the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.

Corporate Developments

On April 18, 2018, we entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) with Alnylam Pharmaceuticals, Inc. (“Alnylam”), resolving all ongoing litigation between the Company and Alnylam. The terms of the Settlement Agreement include mutual releases and dismissals with prejudice of all claims and counterclaims in the following litigation between the parties: (i) Alnylam Pharmaceuticals, Inc. v. Dicerna Pharmaceuticals, Inc., No. 15-4126 pending in the Massachusetts Superior Court for Middlesex County and (ii) Dicerna Pharmaceuticals, Inc., v. Alnylam Pharmaceuticals, Inc. No.1:17-cv-11466 pending in the United States District Court for the District of Massachusetts. Pursuant to the terms of the Settlement Agreement, we have agreed to make the following payments to Alnylam: (i) a $2 million upfront payment in cash; (ii) an additional $13 million in cash, to be paid as 10% of any upfront or first year cash consideration that we receive pursuant to future collaborations related to Ga1NAc-conjugated RNAi research and development (excluding any amounts received or to be received by the Company from its existing collaboration with BI), provided that the $13 million must be paid by no later than April 28, 2022; and (iii) issuance of shares of our common stock (the “Shares”) pursuant to a share issuance agreement between the parties (the “Share Issuance Agreement”).

Under the Settlement Agreement, for periods ranging from 18 months up to four years, we will be restricted in our development and other activities relating to oligonucleotide-based therapeutics directed toward a defined set of eight Alnylam targets (the “Oligo Restrictions”). The Oligo Restrictions pertain to targets where Dicerna does not have, or does not currently intend to have, a therapeutic program, or are expected to be consistent with our execution on programs in the normal course of business. The Settlement Agreement does not include any admission of liability or wrongdoing by either party or any licenses to any other intellectual property from either party.

On April 20, 2018, we entered into the Share Issuance Agreement, pursuant to which we agreed to issue to Alnylam 983,208 Shares in satisfaction of our obligation under the Settlement Agreement to deliver Shares to Alnylam. The Share Issuance Agreement contains customary representations and warranties of each party. Pursuant to the terms of the Share Issuance Agreement, Alnylam may not, without our prior approval, dispose of any of the Shares for a six-month period commencing on the closing date of the Share issuance. Thereafter, through the fifth anniversary of the closing date of the Share issuance, Alnylam will only dispose of the maximum number of Shares that it would be permitted to dispose if the Shares were subject to the volume restrictions set forth in Rule 144(e) of the Securities Act of 1933, as amended.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and accrued expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 8, 2018. There have been no changes to our critical accounting policies during the three-month period ended March 31, 2018 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 8, 2018, except as discussed below.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that have been adopted or are expected to be adopted by the Company is included in note 1 to our condensed consolidated financial statements (see Part I, Item 1—“Financial Statements” of this Quarterly Report on Form 10-Q). Additional information regarding relevant accounting pronouncements is provided below.

Adopted in 2018

Revenue recognition

In May 2014, the accounting guidance related to revenue recognition was amended to replace current guidance with a single, comprehensive standard for accounting for revenue from contracts with customers. The new guidance became effective for us on January 1, 2018. The new revenue standard applies to all contracts with customers, and only contracts with customers are in the scope of the new revenue standard. Once a contractual arrangement is scoped into the new guidance, revenue is recognized based on a model that includes identifying performance obligations and determining and allocating the transaction price to the performance obligations identified in the contract. Revenue is recognized as those performance obligations are satisfied. We have elected to apply this new guidance retrospectively to all prior periods presented, and adoption of this new guidance did not have a significant quantitative impact on our consolidated financial statements. Adoption of this guidance has resulted in additional revenue-related disclosures in the notes to our consolidated financial statements.

Income taxes

New guidance issued in October 2017 related to income taxes is aimed at reducing complexity in accounting standards by eliminating the current exception that the tax effects of intra-entity asset transfers (such as intercompany sales or transfers of intellectual property) be deferred until the transferred asset is sold to a third party or otherwise recovered through use. Instead, the new guidance will require that a reporting entity recognize any tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. We adopted this new guidance on January 1, 2018, and such adoption did not have any impact on our consolidated financial statements, largely given the fact that we have not recorded any deferred tax assets or liabilities on our consolidated balance sheet.

Statement of cash flows

In August 2017, the accounting guidance related to the statement of cash flows was amended with the intent of reducing diversity in practice as to the classification of certain transactions in the statement of cash flows. This guidance became effective for us on January 1, 2018, with no significant impact on our consolidated financial statements. Additionally, in November 2017, new accounting guidance was issued related to the statement of cash flows implications related to restricted cash and cash equivalents. The guidance requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Entities also are required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. We applied this new guidance on January 1, 2018 and have made current and retrospective presentation adjustments such that transfers between restricted and unrestricted cash accounts no longer are reported as a cash flow in our consolidated statement of cash flows.

Stock-based compensation

In May 2017, the accounting guidance related to stock-based compensation was amended to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Per the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions, whereas under previous guidance, judgments about whether certain changes to an award are substantive may impact whether or not modification accounting is applied in certain situations. This new guidance is effective prospectively for annual periods beginning on or after December 15, 2017. We adopted this guidance on January 1, 2018, with no impact to our consolidated financial statements.

Not yet adopted

Leases

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. This guidance will become effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will impact our consolidated financial statements and notes thereto, resulting, among other factors, from the recognition of a right of use asset and related liability related to our 2014 non-cancelable operating lease arrangement for our office and laboratory space in Cambridge, Massachusetts. As of March 31, 2018, and as presented below, our total future minimum lease obligation associated with this lease was $4.5 million, and a substantial portion of this commitment will remain outstanding at the time that we adopt the new guidance. Our evaluation of this guidance and its full impact on our consolidated financial statements will continue throughout 2018.

Financial Operations Overview

Comparison of the Three Months Ended March 31, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages).

	Three Months Ended March 31,		Increase
	2018	2017
Revenue from collaborative arrangement	$1,545	$—	$1,545	—

Expenses:
Research and development	9,893	8,743	1,150	13.2%
General and administrative	7,519	5,496	2,023	36.8%

Total operating expenses	17,412	14,239	3,173	22.3%

Loss from operations	(15,867)	(14,239)	1,628	11.4%
Interest income	288	38	250	657.9%

Net loss	$(15,579)	$(14,201)	$1,378	9.7%

Revenue

Revenue recognized during the three months ended March 31, 2018 relates primarily to the BI Agreement, pursuant to which BI agreed to pay us a non-refundable upfront payment of $10.0 million for the first target and agreed to reimburse us for the cost of certain materials and third-party expenses that have been included in the preclinical studies. Revenue recognized to date is primarily comprised of the periodic amortization of the aforementioned upfront payment.

We are eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target and are also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single digits up to low double-digits. BI’s option to add a second target would provide for an option fee payment and success-based development and commercialization milestones and royalty payments to us. Total milestone payments that are contingent upon the Company’s performance under the BI Agreement include potential developmental milestones totaling $99.0 million, including milestones for first commercial sale. All potential net sales milestones, totaling $95.0 million, will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

The $10.3 million transaction price recorded upon entering into the BI Agreement is being recognized over the current research term, which is estimated to extend through June 30, 2019, which represents our best estimate of the period of the obligation to provide research support services to BI. Related revenue is being recognized on a straight-line basis, which is in management’s judgment the best measure of progress toward satisfying the performance obligation, largely in absence of evidence that obligations are fulfilled in a specific pattern. We recognized $1.5 million of the $10.3 million transaction price during the three months ended March 31, 2018, which explains the increase as compared to the same period in 2017, during which there were no collaboration revenues recorded.

We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands).

	Three Months Ended March 31,
	2018	2017	Increase (Decrease)
Direct research and development expenses	$4,765	$3,296	$1,469
Platform-related expenses	1,113	1,834	(721)
Employee-related expenses	3,202	2,796	406
Facilities, depreciation and other expenses	813	817	(4)

Total	$9,893	$8,743	$1,150

Research and development expenses were $9.9 million for the three months ended March 31, 2018, as compared to $8.7 million for the three months ended March 31, 2017, due to higher direct research and development and employee-related expenses, partially offset by our platform-related expenses.

The increase in direct research and development expenses is attributable primarily to higher toxicology study and sample analysis costs, as well as to higher assay development and validation expenses, partially offset by drug substance costs. The increase in employee-related expenses is attributable to salaries and benefits associated with more research and development employees in 2018, partially offset by lower stock-based compensation costs. The decrease in platform-related expenses resulted from lower materials and lab supply costs associated with applying our GalXC platform against gene targets.

We expect our overall research and development expenses to increase during the second and third quarters of 2018, as compared to the three-month period ended March 31, 2018, primarily as we complete clinical manufacturing activities, advance pre-clinical toxicology studies and continue clinical activities associated with our lead product candidates.

General and administrative expenses

General and administrative expenses were $7.5 million for the three months ended March 31, 2018, as compared to $5.5 million for the three months ended March 31, 2017. The increase of $2.0 million is predominantly related to higher costs associated with the litigation with Alnylam and to higher corporate legal expenses, partially offset by lower consulting expenses. We expect our general and administrative expenses to increase significantly in the second quarter of 2018, as compared to the three-month period ended March 31, 2018, as a result of the one-time charges associated with the Settlement Agreement, as discussed above.

We expect that our quarterly general and administrative expenses in the second half of 2018 will be lower than in the first quarter of 2018, as we expect to lower legal costs subsequent to the Alnylam Settlement.

Interest income

Interest income primarily represents interest earned from our money market accounts and held-to-maturity investments. The increase of $0.3 million during the three months ended March 31, 2018, as compared to the same period in 2017, relates largely to the higher cash and cash equivalent balances on hand during the three months ended March 31, 2018, resulting from financing activities completed in April and December of 2017.

Net loss

Net loss was $15.6 million for the three months ended March 31, 2018, as compared to a net loss of $14.2 million for the three months ended March 31, 2017. This increase is attributable to higher operating expenses, offset by higher revenues and interest income, as discussed above.

Liquidity and Capital Resources

As of March 31, 2018, we had cash and cash equivalents and held-to-maturity investments of $97.8 million and $0.7 million in cash equivalents held in restriction.

On October 31, 2016, a universal shelf registration statement on Form S-3 permitting the sale of up to $150.0 million of our common stock and other securities was declared effective by the U.S. Securities and Exchange Commission (“SEC”). In December 2017, we sold an aggregate of 24,206,663 shares of our common stock, for gross proceeds of $46.0 million, pursuant to this registration statement.

Cash flows

The following table shows a summary of our cash flows for the periods indicated (amounts in thousands).

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(16,451)	$(13,009)
Net cash (used in) provided by investing activities	(9,924)	14,942
Net cash provided by financing activities	632	75

(Decrease) increase in cash, cash equivalents and restricted cash equivalents	$(25,743)	$2,008

Operating activities

Net cash used in operating activities was $16.5 million for the three months ended March 31, 2018, as compared to $13.0 million for the three months ended March 31, 2017. The increase of $3.5 million was primarily due to higher research and development and general and administrative expenses.

Investing activities

Net cash used in investing activities was $9.9 million for the three months ended March 31, 2018, as compared to cash provided by investing activities of 14.9 million for the three months ended March 31, 2017. This change was due primarily to $29.8 million of purchases of held-to-maturity investments, partially offset by maturities of $20.0 million, as compared to $15.0 million in maturities of held-to-maturity investments during the three months ended March 31, 2017.

Financing activities

Net cash provided by financing activities was $0.6 million for the three months ended March 31, 2018, as compared to $0.1 million for the three months ended March 31, 2017. The increase of $0.5 million was primarily due to higher proceeds received in the three months ended March 31, 2018 in connection with stock option exercises and with common stock issuances under the employee stock purchase plan.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the 12-month period following May 14, 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the receipt of any milestone payments under the BI Agreement;

•	the terms and timing of any other collaboration, licensing and other arrangements that we may establish;

•	the initiation, progress, timing and completion of preclinical studies and clinical trials for our potential product candidates;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs of responding to and defending ourselves against complaints and potential litigation (see Part II, Item 1—“Legal Proceedings” in this Quarterly Report on Form 10-Q);

•	the costs and timing of procuring clinical and commercial supplies for our product candidates;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, product candidates or technologies.

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

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligations as of March 31, 2018 (amounts in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligation*	$4,482	$1,642	$2,840	$—	$—

*	Represents future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts. The end of the lease term is November 30, 2020.

We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory and commercial milestones. We have not included any such potential obligations on our consolidated balance sheet or in the table above, since the achievement and timing of these milestones were not probable or estimable as of March 31, 2018.

See also Part II, Item 1—“Legal Proceedings” in this Quarterly Report on Form 10-Q for additional information related to litigation. We have recorded no liabilities on our condensed consolidated balance sheet as of March 31, 2018.

Off-balance Sheet Arrangements

During the periods presented, we did not have, and we currently do not have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2018, we had cash and cash equivalents and held-to-maturity investments of $97.8 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds and government securities.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018, which was identified in connection with management’s evaluation required by Exchange Act Rules 13a-15 and 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2015, Alnylam Pharmaceuticals, Inc. (“Alnylam”) filed a complaint against the Company in the Superior Court of Middlesex Country, Massachusetts (the “Court”). The complaint alleged misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (“Merck”) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc. (“Sirna”), which was subsequently acquired by Alnylam.

On April 18, 2018, the Company and Alnylam entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) resolving all ongoing litigation between the Company and Alnylam. The terms of the Settlement Agreement include mutual releases and dismissals with prejudice of all claims and counterclaims in the following litigation between the parties: (i) Alnylam Pharmaceuticals, Inc. v. Dicerna Pharmaceuticals, Inc., No. 15-4126 pending in the Massachusetts Superior Court for Middlesex County and (ii) Dicerna Pharmaceuticals, Inc., v. Alnylam Pharmaceuticals, Inc. No.1:17-cv-11466 pending in the United States District Court for the District of Massachusetts. Pursuant to the terms of the Settlement Agreement, the Company has agreed to make the following payments to Alnylam: (i) a $2 million upfront payment in cash; (ii) an additional $13 million in cash, to be paid as 10% of any upfront or first year cash consideration that the Company receives pursuant to future collaborations related to Ga1NAc-conjugated RNAi research and development (excluding any amounts received or to be received by the Company from its existing collaboration with BI), provided that the $13 million must be paid by no later than April 28, 2022; and (iii) issuance of shares of the Company’s common stock (the “Shares”) pursuant to a share issuance agreement between the parties (the “Share Issuance Agreement”).

Under the Settlement Agreement, the Company will be restricted in its development and other activities relating to oligonucleotide-based therapeutics directed toward a defined set of eight Alnylam targets, for periods ranging from 18 months up to four years (the “Oligo Restrictions”). The Oligo Restrictions pertain to targets where Dicerna does not have, or does not currently intend to have, a therapeutic program, or are expected to be consistent with Dicerna’s execution on programs in the normal course of business. The Settlement Agreement does not include any admission of liability or wrongdoing by either party or any licenses to any other intellectual property from either party.

On April 20, 2018, the Company and Alnylam entered into the Share Issuance Agreement, pursuant to which the Company agreed to issue to Alnylam 983,208 Shares in satisfaction of the Company’s obligation under the Settlement Agreement to deliver Shares to Alnylam. The Share Issuance Agreement contains customary representations and warranties of each party. Pursuant to the terms of the Share Issuance Agreement, Alnylam may not, without the prior approval of the Company, dispose of any of the Shares for a six-month period commencing on the closing date of the Share issuance. Thereafter, through the fifth anniversary of the closing date of the Share issuance, Alnylam will only dispose of the maximum number of Shares that it would be permitted to dispose if the Shares were subject to the volume restrictions set forth in Rule 144(e) of the Securities Act of 1933, as amended.

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

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing and sales capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2018, we had $97.8 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents and held-to-maturity investments will be sufficient to fund our planned level of operations for at least the 12-month period following May 14, 2018. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of DsiRNA molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2018, we had an accumulated deficit of $331.5 million. For the quarter ended March 31, 2018 and for the years ended December 31, 2017, 2016 and 2015, our net loss was $15.6 million, $80.1 million, $59.5 million and $62.8 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

We do not own or lease manufacturing facilities or supply sources for such components and materials. Our manufacturing requirements include oligonucleotides and custom amidites, some of which we procure from a single source supplier on a purchase order basis. In addition, for each product candidate we typically contract with only one manufacturer for the formulation and filling of drug product. There can be no assurance that our supply of research and development, preclinical study and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our drug substance manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.

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

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases and out- or in-licensing of product candidates or technologies. In particular, in addition to our current arrangements with BI, KHK and City of Hope (“COH”), we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biotechnology or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, impairment of relationships with key suppliers, manufacturers or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition and prospects. Conversely, any failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

The Company, our product candidates, our suppliers, and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the EU, the U.S., and other countries, with the regulations differing from country to country.

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

We have a subsidiary located in the UK, which we established in order to allow us to conduct clinical trials in EU member states. On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The withdrawal of the UK from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty. On March 29, 2017, the Prime Minister of the UK delivered a formal notice of withdrawal to the EU. On May 22, 2017, the Council of the EU (the “Council”), adopted a decision authorizing the opening of Brexit negotiations with the UK and formally nominated the European Commission as EU negotiator. The Council also adopted negotiating directives for the talks, which began on April 18, 2018. It appears likely that the UK’s withdrawal from the EU will involve a process of lengthy negotiations between the UK and EU member states to determine the future terms of the UK’s relationship with the EU. This could lead to a period of uncertainty and increase the likelihood that we establish a new subsidiary elsewhere in the EU for ongoing regulatory initiatives therein.

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

Our current operations are largely concentrated in one location and any events affecting this location may have material adverse consequences.

Our current operations are carried out primarily in our facilities located in Cambridge, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that prevent us from fully utilizing the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations and prospects.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have not performed an analysis on whether we have experienced any ownership changes in the past. It is possible that we have experienced an ownership change, including pursuant to the initial public offering of our common stock, which closed on February 4, 2014, our follow-on offering of common stock in 2015, our underwritten follow-on public offering in December 2017 and the issuance of common stock in connection with the conversion, in December 2017, of our redeemable convertible preferred stock, which we had issued in April 2017 (“Redeemable Convertible Preferred”), and that our net operating losses are subject to such limitation. As of December 31, 2017, we had significant U.S. federal and Massachusetts net operating loss carryforwards. Any limit on these loss carryforwards if we have or do experience an ownership change could have an adverse effect on our business, financial position, results of operations and prospects.

The investment of our cash and cash equivalents and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of March 31, 2018, we had $97.8 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.

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

Accounting methods and policies for biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses and accounting for stock-based compensation, are subject to review, interpretation and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate or otherwise change or revise our consolidated financial statements, including those contained in our Annual Reports on Form 10-K.

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

As of May 11, 2018, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included over 35 issued patents or allowed patent applications and over 100 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

We may be in the future, subject to claims that we or our employees or consultants have wrongfully used or disclosed alleged trade secrets of our employees’ or consultants’ former employers or their clients. These claims may be costly to defend and if we do not successfully do so, we may be required to pay monetary damages, may be prohibited from using some of our research and development work, and may lose valuable intellectual property rights or personnel.

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

Although we do not currently have any products on the market, once our therapeutic candidates or clinical trials are covered by federal health care programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•	the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or providing remuneration, directly or indirectly, to induce either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid;

•	federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal False Claims Act (“FCA”), which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against, individuals or entities for knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•	HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•	HIPAA, as amended by HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding, the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information;

•	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;

•	the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the “ACA,” which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value or gifts made to physicians and teaching hospitals with limited exceptions; and

•	Analogous state laws and regulations, such as, state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil or criminal penalties, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time and resources.

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

As a healthcare company, our operations, clinical trial activities and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if we receive FDA approval for any of our products in the future. For example, if we receive FDA approval for a product for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), it would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g. the federal FCA), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g. the federal Anti-Kickback Statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals or Open Payments. We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties, which could hurt our business, our operations and financial condition.

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

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Additionally, to the extent that our product is sold in a foreign country, we may be subject to similar foreign laws

Certain Dicerna products, once approved, may be eligible for coverage under Medicare and Medicaid, among other government healthcare programs. Accordingly, Dicerna may be subject to a number of obligations based on its participation in these programs, such as a requirement to calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to Dicerna’s products in the future and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

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

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through May 11, 2018, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section and the following:

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

As of March 31, 2018, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 67% of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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

In addition, we have a significant number of securities allowing the purchase of our common stock. As of May 11, 2018, we also had 1,750,471 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 7,264,991 shares of our common stock outstanding and warrants to purchase 87,901 shares of our common stock outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 11, 2018, we had 52,821,624 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Sales of shares issued in private placements may cause the market price of our shares to decline.

In April 2017, we issued 700,000 shares of the Redeemable Convertible Preferred, which were convertible into shares of our common stock at an agreed conversion rate. In December 2017, all shares of Redeemable Convertible Preferred were converted into 24,206,663 shares of our common stock. We have agreed to grant the holders of Redeemable Convertible Preferred certain demand, shelf and “piggyback” registration rights with respect to the shares of common stock issued upon conversion of the Redeemable Convertible Preferred. Such registration rights continue subsequent to the conversion and repurchase of the Redeemable Convertible Preferred with respect to the shares of common stock issued in such conversion. Upon the effectiveness of such registration statements, all shares of common stock issued upon conversion of the Redeemable Convertible Preferred may be freely sold in the open market. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

We did not sell any securities during the three months ended March 31, 2018 that were not registered under the Securities Act.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

Effective January 1, 2018, we adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”) and the FASB’s ASU No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”) (together, the “New Pronouncements”). We also changed the presentation of the income from government grants from the caption “Grant revenue” to an offset to research and development expenses.

The changes in accounting associated with the adoption of the New Pronouncements and change in presentation will be applied retrospectively through the recast of affected prior period amounts when presented as comparative prior period balances in the financial statements to be included our 2018 Annual Report on Form 10-K. The primary effects of such changes will be (amounts in thousands):

•	The reduction of revenue from collaborative agreements of $152, with corresponding increases in net loss for the year ended December 31, 2017 and in our accumulated deficit as of December 31, 2017;

•	As of December 31, 2017, an increase of $118 to prepaid expenses and other current assets, as well as an increase to the current portion of deferred revenue and to deferred revenue, net of current portion, of $180 and $90, respectively;

•	The reclassification of grant income from revenue to the presentation as an offset to research and development expenses of $1,095, $295 and $184 for the years ended December 31, 2017, 2016 and 2015, respectively;

•	The inclusion in the consolidated statement of cash flows of the restricted cash equivalent balances of $744, $1,116, $1,116 and $1,380 as of December 31, 2017, 2016, 2015 and 2014, respectively.

Item 6.	EXHIBITS

Exhibit Number	Description of Documents

31.1(1)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(1)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(1)	XBRL Report Instance Document

101.SCH(1)	XBRL Taxonomy Extension Schema Document

101.CAL(1)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(1)	XBRL Taxonomy Label Linkbase Document

101.PRE(1)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act , or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: May 14, 2018	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)