Form 10-Q
period 2018-09-30
Dicerna Pharmaceuticals Inc
filed 2018-11-05
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 2, 2018, there were 62,731,942 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•

the initiation, timing, progress, and results of our research and development programs, preclinical studies, any clinical trials, and Investigational New Drug application, Clinical Trial Application, New Drug Application, and other regulatory submissions;

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

•	our reliance on third parties to conduct our preclinical studies or any clinical trials;
•	our reliance on third-party suppliers and manufacturers to supply the materials and components for, manufacture, and research and develop our preclinical and clinical trial drug supplies;
•	our ability to attract and retain qualified key management and technical personnel;
•

our dependence on our existing collaborators, Boehringer Ingelheim International GmbH, Alexion Pharmaceuticals, Inc., and Eli Lilly and Company, for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;

•

our receipt and timing of any potential milestone payments or royalties under our existing research collaboration and license agreements or any future arrangements with our existing collaboration partners or any other collaborators;

•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act;
•	our financial performance; and
•	developments relating to our competitors or our industry.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those set forth in Part II, Item 1A – “Risk Factors” below and for the reasons described elsewhere in this Quarterly Report on Form 10-Q. Any forward-looking statement in this Quarterly Report on Form 10-Q reflects our current view with respect to future events and is subject to these and other risks, uncertainties, and assumptions relating to our operations, results of operations, industry, and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Quarterly Report on Form 10-Q also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, “we,” “us,” “our,” “Dicerna,” and the “Company” refer to Dicerna Pharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries.

Trademarks

This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DICERNA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,399	$68,789
Held-to-maturity investments	133,980	44,889
Withholding tax receivable	—	1,583
Prepaid expenses and other current assets	3,107	3,415
Total current assets	183,486	118,676
NONCURRENT ASSETS:
Property and equipment, net	1,212	1,512
Restricted cash equivalents	744	744
Other noncurrent assets	66	70
Total noncurrent assets	2,022	2,326
TOTAL ASSETS	$185,508	$121,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,595	$4,920
Accrued expenses and other current liabilities	8,101	5,726
Litigation settlement payable	12,797	—
Current portion of deferred revenue	4,635	6,180
Total current liabilities	29,128	16,826
NONCURRENT LIABILITIES:
Deferred revenue, net of current portion	—	3,090
Total noncurrent liabilities	—	3,090
TOTAL LIABILITIES	29,128	19,916
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 or December 31, 2017	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 61,889,206 and 51,644,841 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	542,572	417,037
Accumulated deficit	(386,198)	(315,956)
Total stockholders’ equity	156,380	101,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$185,508	$121,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue from collaborative arrangements	$1,545	$—	$4,635	$—
Operating expenses:
Research and development	11,695	8,527	31,927	26,338
General and administrative	5,354	4,137	14,449	12,324
Litigation expense	3,694	2,548	29,122	6,157
Total operating expenses	20,743	15,212	75,498	44,819
Loss from operations	(19,198)	(15,212)	(70,863)	(44,819)
Other income (expense):
Interest income	401	179	1,020	360
Interest expense	(223)	—	(399)	—
Total other income, net	178	179	621	360
Net loss	(19,020)	(15,033)	(70,242)	(44,459)
Dividends on redeemable convertible preferred stock	—	(4,111)	—	(6,733)
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	(6,144)
Net loss attributable to common stockholders	$(19,020)	$(19,144)	$(70,242)	$(57,336)
Net loss per share attributable to common stockholders – basic and diluted	$(0.35)	$(0.92)	$(1.32)	$(2.76)
Weighted average common shares outstanding – basic and diluted	54,799,644	20,841,728	53,037,516	20,809,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,242)	$(44,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash litigation expense	10,315	—
Stock-based compensation expense	5,673	6,003
Depreciation expense	580	571
Loss on disposal of property and equipment	9	51
Amortization of premium on investments	(390)	(106)
Changes in operating assets and liabilities:
Litigation settlement payable	12,797	—
Deferred revenue	(4,635)	—
Prepaid expenses and other assets	312	(1,963)
Accounts payable	(1,389)	1,114
Withholding tax receivable	1,583	—
Accrued expenses and other liabilities	2,045	(584)
Net cash used in operating activities	(43,342)	(39,373)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(245)	(133)
Maturities of held-to-maturity investments	50,000	45,000
Purchases of held-to-maturity investments	(138,699)	(64,853)
Net cash used in investing activities	(88,944)	(19,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriters' commissions	108,099	—
Proceeds from issuance of redeemable convertible preferred stock	—	70,000
Redeemable convertible preferred stock issuance costs	—	(750)
Proceeds from stock option exercises and issuances under Employee Stock Purchase Plan	1,832	215
Settlement of restricted stock for tax withholding	(35)	(11)
Net cash provided by financing activities	109,896	69,454
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS	(22,390)	10,095
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS — Beginning of period	69,533	21,981
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS — End of period	$47,143	$32,076
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH FINANCING ACTIVITIES:
Dividends on redeemable convertible preferred stock	$—	$6,733
Deemed dividend related to beneficial conversion feature of redeemable preferred stock	$—	$6,144
Common stock issuance costs included in accounts payable and accrued expenses	$349	$—
NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable	$44	$—

Reconciliation of cash, cash equivalents and restricted cash equivalents within the Company’s condensed consolidated balance sheets:

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents	46,399	30,960
Restricted cash equivalents	744	1,116
Cash, cash equivalents and restricted cash equivalents presented above	$47,143	$32,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(tabular amounts in thousands, except share and per share data and where otherwise noted)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Dicerna Pharmaceuticals, Inc. (“Dicerna” or the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid (“RNA”) interference (“RNAi”)-based pharmaceuticals using its GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, viral infectious diseases, chronic liver diseases, and cardiovascular diseases. Within these therapeutic areas, the Company believes its GalXC RNAi platform will allow the Company to build a broad pipeline of therapeutics with commercially attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g., dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene.

Basis of presentation

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2018 and results of operations and cash flows for the interim periods ended September 30, 2018 and 2017. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period or for any other future year.

Stockholders’ Equity

Changes in stockholders’ equity for the nine months ended September 30, 2018 are as follows:

	Common Stock				Total
Description	Number of shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity
BALANCE – December 31, 2017	51,644,841	$5	$417,037	$(315,956)	$101,086
Proceeds from issuance of common stock from public offering, net of underwriting fees and issuance costs	8,832,565	1	107,749	—	107,750
Issuance of common stock to Alnylam Pharmaceuticals, Inc.	983,208	—	10,315	—	10,315
Exercise of common stock options	258,417	—	1,444	—	1,444
Sale of common stock related to Employee Stock Purchase Plan	118,239	—	309	—	309
Exercise of warrants to common stock	45,710	—	45	—	45
Settlement of restricted stock for stock withholding	6,226	—	—	—	—
Stock-based compensation expense	—	—	5,673	—	5,673
Net loss	—	—	—	(70,242)	(70,242)
BALANCE – September 30, 2018	61,889,206	$6	$542,572	$(386,198)	$156,380

Significant judgments and estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the Company’s condensed consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to revenue recognition and accrued expenses. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.

Grants

The Company records income from various grants as an offset to research and development expenses.

Liquidity

Based on the Company’s current operating plan and liquidity, management believes that, subject to the closing of the transactions contemplated by the Collaboration and License Agreement (the “Lilly Collaboration Agreement”) between the Company and Eli Lilly and Company (“Lilly”) and the share issuance agreement (the “Lilly Share Issuance Agreement”) between the Company and Lilly, available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the Company’s planned level of operations beyond the year ended December 31, 2020. Subsequent to that period, if the Company is unable to generate funding from one or more sources within a reasonable timeframe, it may have to delay, reduce, or terminate its research and development programs, pre-clinical or clinical trials, limit strategic opportunities, or undergo reductions in its workforce or other corporate restructuring activities.

Summary of Significant Accounting Policies – There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K, except as a result of adopting the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed below.

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

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, management completes the following steps: (i)  identifies the promised goods or services in the contract; (ii) determines whether the promised goods or services are performance obligations; (iii) measures the transaction price, including whether there are any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies each performance obligation.

In order to account for its contracts with customers, the Company identifies the promised goods or services in the contract and evaluates whether such promised goods or services represent performance obligations. The Company accounts for those components as separate performance obligations when the following criteria are met:

•	the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and
•	the Company’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.

This evaluation requires subjective determinations and requires the Company to make judgments about the promised goods and services and whether such goods and services are separable from the other aspects of the contractual relationship. In determining the performance obligations, the Company evaluates certain criteria, including whether the promised good or service is capable of being distinct and whether such good or service is distinct within the context of the contract, based on consideration of the relevant facts and circumstances for each arrangement. Factors considered in this determination include the research, manufacturing, and commercialization capabilities of the partner; the availability of research and manufacturing expertise in the general marketplace; and the level of integration, interrelation, and interdependence among the promises to transfer goods or services.

As part of the accounting for the relevant arrangements, the Company makes key assumptions that require judgment to determine the stand-alone selling price for each performance obligation identified in the underlying contract, which may include, as applicable, relevant market data, forecasted revenues, development timelines, reimbursement rates for personnel costs, discount rates, and probabilities of technical and regulatory success. The transaction price is allocated among the performance obligations using the relative selling price method, and the applicable revenue recognition criteria are applied to each of the separate performance obligations. At contract inception, the Company determines the standalone selling price for each performance obligation identified in the contract. If an observable price of the promised good or service sold separately is not readily available, the Company utilizes assumptions that require judgment to estimate the standalone selling price, which may include development timelines, probabilities of technical and regulatory success, reimbursement rates for personnel costs, forecasted revenues, potential limitations to the selling price of the product, expected technological life of the product, and discount rates.

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

Research and development services: Arrangements that include a promise to provide research or development services at the licensee’s discretion are assessed to determine whether the services provide a material right to the licensee and are capable of being distinct, are not highly interdependent or do not significantly modify one another, and if so, the services are accounted for as separate performance obligations as the services are provided to the customer. Otherwise, when research or development services are determined not to be capable of being distinct or distinct within the context of the contract, those services are added to the performance obligation that includes the underlying license.

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

The Company receives payments from its licensees as established in each contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due and may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements. Where applicable, amounts are recorded as contracts receivable when the Company’s right to consideration is unconditional. The Company does not assess whether a contract with a customer has a significant financing component if the expectation at contract inception is such that the period between payment by the licensees and the transfer of the promised goods or services to the licensees will be one year or less.

Recent Accounting Pronouncements

Adopted in 2018

Revenue recognition

In May 2014, the FASB issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), which amends the guidance for accounting for revenue from contracts with customers, superseding the revenue recognition requirements in ASC 605, Revenue Recognition. ASC 606 is effective for annual reporting periods beginning after December 15, 2017. Under ASC 606, two adoption methods were allowed: retrospectively to all prior reporting periods presented, with certain practical expedients permitted, or retrospectively with the cumulative effect of initially adopting ASC 606 recognized at the date of initial application. The Company elected to apply ASC 606 retrospectively to all prior periods presented. Adoption of ASC 606 did not have a significant quantitative impact on the Company’s condensed consolidated financial statements; however, adoption of ASC 606 has resulted in additional revenue-related disclosures in the notes to the Company’s condensed consolidated financial statements, as discussed above and in Note 6 – Collaborative Research and License Agreement.

Statement of cash flows

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

Not yet adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective for the Company beginning in the first quarter of 2019. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is in the process of gathering a complete inventory of its lease contracts and evaluating the impact of the new guidance on its condensed consolidated financial statements and related disclosures; however, management expects that the adoption of ASU 2016-02 will result in the recognition of a right of use asset and related liability associated with the Company’s non-cancelable operating lease arrangement for office and laboratory space that was executed in 2014 (see Note 7 – Commitments and Contingencies). The Company is in the process of determining whether it will utilize the optional transition method presented in ASU 2018-11.

2.	NET LOSS PER SHARE

The Company computes basic net loss per common share by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. In periods of net income, the Company’s accounting policy includes allocating a proportional share of net income to participating securities, as determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s vested restricted shares participated in any dividends declared by the Company and were therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods when the Company incurred a net loss, the Company did not allocate a loss to participating securities because they had no contractual obligation to share in the losses of the Company. The outstanding securities presented below were excluded from the calculation of net loss per share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented.

	September 30,
	2018	2017
Options to purchase common stock	7,573,698	6,134,301
Warrants to purchase common stock	2,198	87,901
Unvested restricted common stock	—	10,000
Redeemable convertible preferred stock	—	740,126
Total	7,575,896	6,972,328

3.	HELD-TO-MATURITY INVESTMENTS

The following tables provide information regarding the Company’s held-to-maturity investments.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2018:
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$133,980	$—	$(57)	$133,923

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2017:
Held-to-maturity investments
U.S. treasury securities maturing in one year or less	$44,889	$—	$(30)	$44,859

The Company’s investment policy mandates that, at the time of purchase, the maturity of each investment within its portfolio shall not exceed 24 months. In addition, the weighted average maturity of the investment portfolio must not exceed 12 months.

4.	STOCK-BASED COMPENSATION

During the three and nine months ended September 30, 2018, the Company granted stock options to purchase 175,500 and 1,936,850 shares, respectively, of common stock with aggregate grant date fair values of $1.7 million and $14.9 million, respectively, compared to stock options to purchase 304,500 and 1,635,497 shares of common stock granted with aggregate grant date fair values of $0.7 million and $3.5 million, for the three and nine months ended September 30, 2017, respectively.

The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	Three Months Ended	Nine Months Ended
September 30, 2018
Common stock price	$12.74 - $15.74	$9.14 - $15.74
Expected option term (in years)	6.00 - 6.25	5.50 - 6.25
Expected volatility	77.0% - 77.9%	75.9% - 90.9%
Risk-free interest rate	2.78% - 2.90%	2.32% - 2.90%
Expected dividend yield	0.00%	0.00%

	Three Months Ended	Nine Months Ended
September 30, 2017
Common stock price	$3.24 - $3.99	$2.49 - $3.99
Expected option term (in years)	5.50 - 6.25	5.50 - 6.25
Expected volatility	79.6% - 90.8%	79.4% - 90.8%
Risk-free interest rate	1.87% - 2.04%	1.86% - 2.07%
Expected dividend yield	0.00%	0.00%

The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2018		September 30, 2017
Research and development expense	$718	$2,275	$899	$2,816
General and administrative expenses	1,430	3,398	1,071	3,187
Total	$2,148	$5,673	$1,970	$6,003

5.	FAIR VALUE MEASUREMENTS

A summary of the Company’s financial assets that are measured or disclosed at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are presented below.

Description	September 30, 2018	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$29,459	$29,459	$—	$—
Held-to-maturity investments
U.S. treasury securities	133,923	—	133,923	—
Restricted cash equivalents
Money market fund	744	—	744	—
Total	$164,126	$29,459	$134,667	$—

Description	December 31, 2017	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$51,441	$51,441	$—	$—
Held-to-maturity investments
U.S. treasury securities	44,859	—	44,859	—
Restricted cash equivalents
Money market fund	744	—	744	—
Total	$97,044	$51,441	$45,603	$—

The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices as of September 30, 2018 and December 31, 2017.

The Company’s held-to-maturity investments and restricted cash equivalents bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company’s accounts payable and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments. As of December 31, 2017, the carrying amount of the withholding tax receivable also approximated its estimated fair value due to the short-term nature of the instrument.

The Company has a cash obligation of $13.0 million payable to Alnylam Pharmaceuticals, Inc. (“Alnylam”). Upon receipt of certain upfront cash payments owed to the Company resulting from signing the Alexion Pharmaceuticals, Inc. (“Alexion”) and Lilly agreements in October 2018, the Company anticipates that the cash obligation will be payable in the fourth quarter of 2018, and has therefore adjusted the liability equal to the estimated present value of the obligation of $12.8 million and included the obligation in current liabilities. As the present value was determined using market rates based on the nature of the obligation and the Company’s creditworthiness, the carrying value approximates the fair value. There was no liability recorded related to the settlement as of December 31, 2017.

The Company’s policy is to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.

6.	COLLABORATIVE RESEARCH AND LICENSE AGREEMENT

On October 27, 2017, the Company entered into a collaborative research and license agreement (the “BI Agreement”) with Boehringer Ingelheim International GmbH (“BI”), pursuant to which the Company and BI jointly research and develop product candidates for the treatment of chronic liver disease using the GalXC platform, Dicerna’s proprietary RNAi-based technology. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene. Pursuant to the BI Agreement, Dicerna granted BI a worldwide license in connection with the research and development of such product candidates and has transferred to BI certain intellectual property rights of the product candidates selected by BI for clinical development and commercialization. Dicerna also may provide assistance to BI in order to help BI further develop selected product candidates. Under the terms of the BI Agreement, BI agreed to pay Dicerna a non-refundable upfront payment of $10.0 million for the first target, less a refundable withholding tax in Germany of $1.6 million. The German withholding tax was withheld by BI and remitted to the German tax authorities in accordance with local tax law; the Company received reimbursement of this tax in July 2018.

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

The Company assessed the BI Agreement in accordance with ASC 606 and concluded that BI is a customer. The Company identified the following performance obligations under the contract: the license of intellectual property and conducting agreed-upon research program services. The Company has concluded that the license and research and development services do not have standalone value and are not capable of being distinct; therefore, the Company considers these to be one performance obligation. The Company concluded the option underlying the transfer of future licenses and potential associated research for any not-yet-known target gene is not a performance obligation of the contract at inception because the option fee reflects the standalone selling price of the option, and therefore, the option is not considered to be a material right. The Company considered the level of BI’s therapeutic expertise specifically related to RNAi, as well as BI’s know-how vis-à-vis the Company’s GalXC conjugates, and concluded that BI cannot currently benefit from the granted license on its own or together with other resources that are readily available to BI, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. As a result, the combination of the license of intellectual property together with the provision of research and development support services together represent the highest level of goods and services that can be deemed distinct.

Based on management’s evaluation, the non-refundable upfront fee and the agreed-upon reimbursable third-party expenses constituted the amount of the consideration to be included in the transaction price and has been allocated to the performance obligation identified based on the Company’s best estimate of the relative standalone selling price via application of a market assessment approach. None of the development milestones have been included in the transaction price, since none of such milestone amounts are within the control of the Company and are not considered probable to occur until confirmed by BI, at BI’s sole discretion. Any consideration related to commercial sales-based milestones (including royalties) will be recognized when the related sales occur, since these amounts have been determined to relate predominantly to the license granted to BI and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The $10.3 million transaction price is being recognized over the current research term, which is estimated to extend through June 30, 2019, which represents the Company’s best estimate of the period of the obligation to provide research support services to BI, and is the expected period over which the Company estimates the deferred revenue balance will be recognized in revenue. Related revenue is being recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation, largely in absence of evidence that obligations are fulfilled in a specific pattern.

The following table presents changes in the Company’s deferred revenue accounts during the nine months ended September 30, 2018.

Nine months ended September 30, 2018	Balance at beginning of period	Additions	Deductions	Balance at end of period
Current portion of deferred revenue	$6,180	$—	$(1,545)	$4,635
Deferred revenue, net of current portion	$3,090	$—	$(3,090)	$—

The Company recognized revenues of $1.5 million and $4.6 million for the three and nine months ended September 30, 2018, as a result of changes in the deferred revenue balances. There was no activity related to the Company’s deferred revenue accounts during the three and nine months ended September 30, 2017.

7.	COMMITMENTS AND CONTINGENCIES

Facility lease

Future minimum lease payments on the Company’s non-cancelable operating lease for office and laboratory space are as follows:

Years Ending December 31,	Operating Lease
Remaining 2018	$409
2019	1,678
2020*	1,581
Total	$3,668

*	The end of the lease term is November 30, 2020.

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

On April 18, 2018, the Company and Alnylam entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”), resolving all ongoing litigation between the Company and Alnylam. The terms of the Settlement Agreement include mutual releases and dismissals with prejudice of all claims and counterclaims in the following litigation between the parties: (i) Alnylam Pharmaceuticals, Inc. v. Dicerna Pharmaceuticals, Inc., No. 15-4126 pending in the Massachusetts Superior Court for Middlesex County and (ii) Dicerna Pharmaceuticals, Inc., v. Alnylam Pharmaceuticals, Inc. No.1:17-cv-11466 pending in the United States District Court for the District of Massachusetts. Pursuant to the terms of the Settlement Agreement, the Company has agreed to make the following payments to Alnylam: (i) a $2.0 million upfront payment in cash, which the Company made in May 2018; (ii) an additional $13.0 million in cash to be paid as 10% of any upfront or first year cash consideration that the Company receives pursuant to future collaborations related to Ga1NAc-conjugated RNAi research and development (excluding any amounts received or to be received by the Company from its existing collaboration with BI), provided that the $13.0 million must be paid by no later than April 28, 2022; and (iii) issuance of shares of the Company’s common stock (the “Shares”) pursuant to a share issuance agreement between the parties (the “Share Issuance Agreement”).

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

The Company paid the upfront payment of $2.0 million dollars in May 2018 and recorded the cash obligation of $13.0 million as a liability discounted to the estimated present value of $8.7 million at an effective interest rate of 10.0%. Ten percent of any first year or upfront consideration or proceeds paid to the Company arising from any new collaboration agreements are payable to Alnylam until the cash obligation is satisfied. If the entire obligation is not paid by the fourth-year anniversary of the agreement, the balance is payable to Alnylam in cash at that time. Upon signing the agreement, the Company recorded a liability equal to the estimated present value of the obligation at that time. The Company applies the effective interest method, as the present value is accreted through maturity. As of September 30, 2018, $0.4 million of interest expense had been recorded on this liability. Upon receipt of certain upfront cash payments owed to the Company resulting from signing the Alexion and Lilly agreements in October 2018, the Company anticipates that the $13.0 million cash obligation will become payable in the fourth quarter of 2018. As a result, the estimated present value of $12.8 million, which was revised based on the expected timing of the remaining payments, is recorded in current liabilities. The impact of revising the expected timing of repayment is recorded as a component of litigation expense in the condensed consolidated statement of operations.

The 983,208 shares issued pursuant to the Share Issuance Agreement was recorded at fair market value of $10.3 million based on the Company’s closing share price on April 18, 2018, the date the Settlement Agreement was executed. The Company did not assign any value to the Oligo Restrictions as the Company did not incur additional losses or give up any value as a result of the restrictions.

Total litigation expense was $3.7 million and $29.1 million for the three and nine months ended September 30, 2018, respectively, all of which related to the litigation and settlement agreement with Alnylam. The litigation expense for the nine months ended September 30, 2018 includes $24.7 million related to the Settlement Agreement. The Company recorded litigation expenses, also related to the Alnylam litigation, of $2.5 million and $6.2 million for three and nine months ended September 30, 2017, respectively, which was previously included as a component of general and administrative expenses and recast to litigation expense for comparative purposes.

From time to time, the Company may be subject to various claims and legal proceedings. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2018 and December 31, 2017.

8.	SUBSEQUENT EVENTS

Alexion

Alexion Collaborative Research and License Agreement

On October 22, 2018, the Company and Alexion Pharma Holding Unlimited Company (“Alexion Pharma Holding”), an affiliate of Alexion Pharmaceuticals, Inc. (“Alexion Pharmaceuticals” and together with Alexion Pharma Holding, “Alexion”) entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”). The Alexion Collaboration Agreement is for the joint discovery and development of RNAi therapies for complement-mediated diseases. Under the terms of the Alexion Collaboration Agreement, the Company and Alexion will collaborate on the discovery and development of subcutaneously delivered GalXC candidates, currently in pre-clinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. The Company will lead the joint discovery and research efforts through the pre-clinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. The Company will be responsible for manufacturing of the GalXC candidates through the completion of Phase 1, the costs of which will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1. The Alexion Collaboration Agreement provides Alexion with exclusive worldwide licenses as well as development and commercial rights for two of the Company’s pre-clinical, subcutaneously delivered GalXC RNAi candidates and an exclusive option for the discovery and development of GalXC RNAi candidates against two additional complement pathway targets.

Under the terms of the Alexion Collaboration Agreement, Alexion will pay the Company a non-refundable, non-reimbursable, and non-creditable upfront payment of $22.0 million, with Alexion Pharmaceuticals making a concurrent $15.0 million equity investment at a premium in Dicerna pursuant to a share issuance agreement between the Company and Alexion Pharmaceuticals (the “Alexion Share Issuance Agreement”). The Alexion Collaboration Agreement also provides for potential additional payments to the Company of up to $600.0 million, which is comprised of option exercise fees of up to $20.0 million, representing $10.0 million for each of the candidates selected; development milestones of up to $105.0 million for each product; and aggregate sales milestones of up to $160.0 million. Under the agreement, Alexion will also pay to the Company mid-single to low-double digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.

The Alexion Collaboration Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Alexion may terminate the Alexion Collaboration Agreement at any time without cause following a 90-day notice period.

Alexion Share Issuance Agreement

In connection with the Alexion Collaboration Agreement, the Company and Alexion entered into the Alexion Share Issuance Agreement on October 22, 2018, pursuant to which the Company agreed to issue to Alexion 835,834 shares of the Company’s common stock at a purchase price of $17.95 per share for an aggregate purchase price of approximately $15.0 million.

Pursuant to the terms of the Alexion Share Issuance Agreement, Alexion may not, without the prior approval of the Company, dispose of any of the Alexion Shares for a six-month period of time commencing on the closing date of the Alexion Share issuance.

Lilly

Lilly Collaboration and License Agreement

On October 25, 2018, the Company and Lilly entered into a Collaboration and License Agreement the Lilly Collaboration Agreement. The Lilly Collaboration Agreement is for the discovery, development, and commercialization of potential new medicines in the areas of cardio-metabolic disease, neurodegeneration, and pain. Under the terms of the Lilly Collaboration Agreement, the Company and Lilly will seek to use the Company’s proprietary GalXC RNAi technology platform to progress new drug targets toward clinical development and commercialization. In addition, the Company and Lilly will collaborate to extend the GalXC RNAi platform technology to non-liver tissues, including neural tissues.

The Lilly Collaboration Agreement provides that the Company will work exclusively with Lilly in the neurodegeneration and pain fields with the exception of mutually agreed upon orphan indications. Additionally, the Company will work exclusively with Lilly on select targets in the cardio-metabolic field. Under the Lilly Collaboration Agreement, the Company will provide Lilly with exclusive and non-exclusive licenses to support the companies’ activities and to enable Lilly to commercialize products derived from or containing compounds developed pursuant to such agreement. The Lilly Collaboration Agreement contemplates in excess of 10 targets.

Under the terms of the Lilly Collaboration Agreement, Lilly will pay the Company a non-refundable, non-creditable upfront payment of $100.0 million, with Lilly making a concurrent $100.0 million equity investment in the Company pursuant to the Lilly Share Issuance Agreement. Under the Lilly Collaboration Agreement, the Company is also eligible to potentially receive up to approximately $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment due when the first non-hepatocyte target achieves proof of principle. In addition, the Lilly Collaboration Agreement also provides that Lilly will pay to the Company mid-single to low-double digit royalties on potential product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.

The Lilly Collaboration Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Lilly may terminate the Lilly Collaboration Agreement at any time without cause following a 90-day notice period. The Lilly Collaboration Agreement is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions.

Lilly Share Issuance Agreement

In connection with the Lilly Collaboration Agreement, the Company and Lilly entered into the Lilly Share Issuance Agreement on October 25, 2018, pursuant to which the Company agreed to issue to Lilly 5,414,185 shares of the Company’s common stock at a purchase price of $18.47 per share, for an aggregate purchase price of approximately $100.0 million. The issuance of shares of common stock under the Lilly Share Issuance Agreement is subject to clearance under the HSR Act and other customary closing conditions. The Lilly Share Issuance Agreement contains customary representations, warranties, and covenants of each party. The Lilly Share Issuance Agreement will automatically terminate if the Lilly Collaboration Agreement is terminated prior to the closing of the transactions contemplated by the Lilly Share Issuance Agreement.

Pursuant to the terms of the Lilly Share Issuance Agreement, Lilly may not, without the prior approval of the Company or except in the case of a third party tender offer, dispose of any of the Lilly Shares for a nine-month period of time commencing on the closing date of the Lilly Share issuance.

Alnylam

As a result of the recently executed partnership agreements with Alexion and Lilly, the Company believes that its cash obligation of $13.0 million payable to Alnylam will become due and that it will make this payment during the fourth quarter of 2018. As a result, the estimated present value of $12.8 million, which was revised based on the expected timing of the remaining payments, is recorded in current liabilities. The impact of revising the expected timing of repayment was recorded as a $3.7 million charge to litigation expense in the condensed consolidated statement of operations for three and nine months ended September 30, 2018.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in Part II, Item 1A – “Risk Factors.”

Overview

Dicerna Pharmaceuticals, Inc. (“we”, “the Company,” or “Dicerna”) is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid (“RNA”) interference (“RNAi”)-based pharmaceuticals using our GalXCTM RNAi platform for the treatment of diseases involving the liver, including rare diseases, viral infectious diseases, chronic liver diseases, and cardiovascular diseases. Within these therapeutic areas, we believe our GalXC RNAi platform will allow us to build a broad pipeline of therapeutics with commercially attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g., dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene.

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

The GalXC RNAi platform supports Dicerna’s long-term strategy to retain, subject to the evaluation of potential licensing opportunities as they may arise, a full or substantial ownership stake and to invest internally in diseases with focused patient populations, such as certain rare diseases. We see such diseases as representing opportunities that carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet need, a limited number of Centers of Excellence to facilitate reaching these patients, and the potential for more rapid clinical development programs. For more complex diseases with multiple gene dysfunctions and larger patient populations, we plan to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects, such as our existing collaborative research and license agreements, as discussed below.

Development Programs

In choosing which development programs to internally advance, we apply scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. The Company is focusing its efforts on three priority therapeutic programs that currently have a Clinical Trial Application (“CTA”) filed, Investigational New Drug application (“IND”) filed, or are in enabling studies in preparation to submit additional regulatory applications that will be necessary to initiate clinical trials. The Company is also focusing its efforts on a series of potential programs in the clinical candidate selection stage, or for which a provisional clinical candidate has been selected, that may be elevated into IND/CTA enabling studies in the future, either on our own or in collaboration with larger pharmaceutical companies. Our three priority programs are: DCR-PHXC for the treatment of primary hyperoxaluria (“PH”); DCR-HBVS for the treatment of chronic hepatitis B virus (“HBV”) infection; and a program for an undisclosed rare disease. Our potential programs include additional rare disease programs, a program for the treatment of hypercholesterolemia, and multiple programs targeting undisclosed targets in chronic liver diseases and cardiovascular diseases. In May 2018, the Company dosed the first PH patient with DCR-PHXC in the Group B portion of the Phase 1 clinical trial and received notice from the United States (“U.S.”) Food and Drug Administration (“FDA”) granting Orphan Drug Designation to DCR-PHXC for treatment of PH. In August 2018, the European Medicines Agency’s Committee for Orphan Medicinal Products (“COMP”) designated DCR-PHXC as an orphan medicinal product for the treatment of PH in the European Union (“EU”). We have received regulatory and ethical approvals for the PHYOX clinical trial in the United Kingdom, France, Netherlands, and Germany. We expect to submit requests for additional regulatory clearances necessary to commence clinical trials for our programs in 2018 and 2019.

The table below sets forth the state of development of our various GalXC RNAi platform product candidates as of November 5, 2018.

Our current GalXC RNAi platform development programs are as follows:

•

Primary Hyperoxaluria. We are developing DCR-PHXC for the treatment of all types of PH. PH is a family of rare inborn errors of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and other tissues in the body. DCR-PHXC is currently being investigated in a Phase 1 clinical trial called PHYOX. In non-clinical models of PH, DCR-PHXC reduces oxalate production to near-normal levels, ameliorating the disease condition.

PHYOX is a Phase 1 single ascending-dose study of DCR-PHXC in normal healthy volunteers (“NHVs”) and study participants with PH. The study is divided into two groups: Group A is a placebo-controlled, single-blind, single center study, which has enrolled 25 NHVs; Group B is an open-label, multi-center study enrolling up to 18 participants with PH type 1 (“PH1”) or PH type 2 (“PH2”). The primary objective of the study is to evaluate the safety and tolerability of single doses of DCR-PHXC in both groups. The secondary objectives are to evaluate the pharmacodynamic effect of single doses of DCR-PHXC on biochemical markers, and to characterize the pharmacokinetics of single doses of DCR-PHXC in NHVs and study participants with PH. We have submitted CTAs for the PHYOX trial in the UK, France, Netherlands, and Germany and have received the required regulatory and ethical approvals. The FDA has accepted the Company’s IND and issued a “study may proceed” letter for the PHYOX trial. We have completed the Group A portion of the study in NHVs and started the Group B portion of the study. Group B consists of three cohorts of participants with PH1 dosed at 1.5, 3, and 6 mg/kg. An additional fourth cohort consists of participants with PH2 dosed at a flexible dosing level. We have enrolled 12 participants out of 18 (four PH1 participants in Cohort 1, four PH1 participants in Cohort 2, three PH1 participants in Cohort 3, and one PH2 participant in Cohort 4). We reported interim results from the PHYOX trial on September 5, 2018 and presented updated results (as of October 1, 2018) at Kidney Week in San Diego on October 25, 2018.

As of October 1, 2018, no severe or serious adverse events have occurred thus far in the PHYOX trial, and there have been no clinically significant changes in electrocardiography (“ECG”), vital signs, laboratory, or hematology values. The investigators have observed in a total of 27 participants dosed (Group A and B together) mild-to-moderate injection site reactions in 5 participants (19%), all of which were transient and resolved without intervention within 24 to 72 hours.

Investigators reported that a single 3.0-mg/kg dose of DCR-PHXC brought urinary oxalate levels into the normal range (defined as 24-hour excretion ≤0.46 mmol) at one or more post-dose time points in three out of four PH participants dosed at this level, including a mean maximal reduction in 24-hour urinary oxalate of 65% for the cohort, and a single 1.5-mg/kg dose led to near-normalization (defined as 24-hour excretion <0.6 and >0.46 mmol) in three out of four PH1 participants dosed at this level, and led to a mean maximal reduction in urinary oxalate of 50% in the five PH participants dosed at that level, including one PH2 participant.

Additionally, we intend to initiate a multi-dose study, which we hope will serve as a registration trial in the first quarter of 2019, pending regulatory feedback.

•

Chronic Hepatitis B Virus infection. We have declared a GalXC RNAi platform-based product candidate for the treatment of HBV, DCR-HBVS, and are conducting formal non-clinical development studies. We filed a clinical trial application (“CTA”) with the New Zealand Medicines and Medical Devices Safety Authority and the Health and Disability Ethics Committee to initiate a phase 1 clinical trial in healthy volunteers and patients with chronic HBV. Pending CTA approval, we intend to initiate the clinical study in early 2019. We expect to file for regulatory clearance in Australia during the fourth quarter of 2018. Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBV surface antigen (“HBsAg”) and sustained HBV deoxyribonucleic acid (“DNA”) suppression in patient plasma or blood. DCR-HBVS targets HBV messenger RNA and leads to greater than 99% reduction in circulated HBsAg in mouse models of HBV infection. DCR-HBVS is comprised of a single GalXC molecule that targets HBV mRNAs within the HBsAg gene sequence region. In preclinical studies with a standard mouse model of HBV infection, we have found that targeting this region leads to superior HBsAg suppression, both in magnitude of suppression and duration of suppression, compared to targeting within the X gene sequence region. We believe that this difference in suppression derives from the role of the X gene product in indirectly regulating viral gene transcription such that the lack of X gene product leads to higher levels of viral gene transcription. Based on our preclinical studies, and only if we receive appropriate regulatory approval to begin human clinical trials, we hope to determine the potential of DCR-HBVS to reduce HBsAg and HBV DNA levels in the blood of HBV patients in a commercially attractive subcutaneous dosing paradigm.

•

An undisclosed rare disease involving the liver. We are developing a GalXC-based therapeutic, targeting a liver-expressed gene involved in a serious rare disease. For competitive reasons, we have not yet publicly disclosed the target gene or disease. We have selected this target gene and disease based on criteria that include having a strong therapeutic hypothesis, a readily-identifiable patient population, the availability of a potentially predictive biomarker, high unmet medical need, favorable competitive positioning, and what we believe is a rapid projected path to approval. The disease is a genetic disorder where mutations in the disease gene lead to the production of an abnormal protein. The protein causes progressive liver damage and fibrosis, in some cases leading to cirrhosis and liver failure, and we believe that silencing of the disease gene will prevent production of the abnormal protein and thereby slow or stop progression of the liver fibrosis. Greater than 100,000 people in the U.S. are believed to be homozygous (i.e., having identical pairs of genes for any given pair of hereditary characteristics) for the mutation that causes the liver disease, and at least 10% of those people, and potentially a significantly higher fraction, are believed to have liver-associated disease as a consequence. As our corporate resources have expanded, we are no longer seeking a risk-sharing collaborator for this program prior to entry into the clinic and have terminated collaboration discussions regarding the program. We intend to continue developing this program as a wholly-owned program and expect to submit regulatory filings to initiate clinical trials in the first half of 2019.

•

Additional pipeline programs. We have developed a robust portfolio of additional targets and diseases that we plan to pursue either on our own or in collaboration with partners. We have applied our GalXC technology to multiple gene targets across our disease focus areas of rare diseases, chronic liver diseases and cardiovascular diseases. Pursuant to our strategy, we are seeking collaborations with larger and/or more experienced pharmaceutical companies to advance our programs in the areas of chronic liver diseases and cardiovascular diseases, as well as select rare diseases that do not fit our criteria for a priority development program. The chronic liver and cardiovascular disease areas represent large and diverse patient populations, requiring complex clinical development and commercialization paths that we believe can be more effectively pursued in collaboration with larger pharmaceutical companies. Certain rare diseases require complex clinical development and commercialization paths aligned with existing treatment paradigms that we believe can be more effectively pursued in collaboration with companies possessing certain rare disease expertise. For our additional rare disease opportunities, we are continuing to assess their potential for clinical success and market opportunity while optimizing our GalXC molecules. For our additional pipeline programs, we may utilize more advanced versions of our GalXC technology that further improve pharmaceutical properties of the GalXC molecules, including enhancing the duration of action and potency. We have further optimized our GalXC technology platform, enabling the development of next generation GalXC molecules. Improvements to our GalXC compound include modification of the tetraloop end of the molecule, which can be applied to any target gene, resulting in a substantially longer duration of action and higher potency of target gene silencing in animal models across multiple targets. Modification of the tetraloop only impacts the passenger strand and does not impact the guide strand. These modifications are unique to our GalXC molecules and, we believe, provide a competitive advantage for the Company.

In addition to the GalXC development programs outlined above, we are party to an agreement (the “BI Agreement”) with Boehringer Ingelheim International GmbH (“BI”), pursuant to which the Company and BI jointly research and develop product candidates for the treatment of chronic liver diseases, with an initial focus on nonalcoholic steatohepatitis (“NASH”) using our GalXC platform. NASH is caused by the buildup of fat in the liver, potentially leading to liver fibrosis and cirrhosis. NASH has an especially high prevalence among obese and diabetic patients and is an area of high unmet medical need. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene. We are working exclusively with BI to develop the product candidates against the undisclosed target gene. We are responsible for the discovery and initial profiling of the product candidates, including primary pre-clinical studies, synthesis, and delivery. BI is responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further pre-clinical development, clinical development, manufacturing, and commercialization of those products. Also pursuant to the BI Agreement, we granted BI a worldwide license in connection with the research and development of the product candidates and have transferred to BI certain intellectual property rights of the product candidates selected by BI for clinical development and commercialization. We also may provide assistance to BI in order to help BI further develop selected product candidates. Pursuant to the BI Agreement, BI agreed to pay us a non-refundable upfront payment of $10.0 million for the first target. During the term of the research program, BI will reimburse us the cost of materials and third-party expenses that have been included in the preclinical studies up to an agreed-upon limit. We are eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target. We are also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single digits up to low double digits. BI’s exercise of the option to add a second target, upon completion of a work plan, budget, and other activities, would provide for a $5.0 million option fee payment and provides for success-based development and commercialization milestones and royalty payments to us.

We have also developed a wholly-owned clinical candidate, DCR-BCAT, targeting the β-catenin oncogene. DCR-BCAT is based on an extended version of our earlier generation non-GalXC Dicer Substrate RNAi technology and is delivered by our lipid nanoparticle tumor delivery system, EnCoreTM. We plan to out-license, spin out, or seek external funding to advance the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.

Corporate Developments

On April 18, 2018, we entered into a Confidential Settlement Agreement and General Release (the “Settlement Agreement”) with Alnylam Pharmaceuticals, Inc. (“Alnylam”), resolving all ongoing litigation between the Company and Alnylam. The terms of the Settlement Agreement include mutual releases and dismissals with prejudice of all claims and counterclaims in the following litigation between the parties: (i) Alnylam Pharmaceuticals, Inc. v. Dicerna Pharmaceuticals, Inc., No. 15-4126 pending in the Massachusetts Superior Court for Middlesex County and (ii) Dicerna Pharmaceuticals, Inc., v. Alnylam Pharmaceuticals, Inc. No.1:17-cv-11466 pending in the United States District Court for the District of Massachusetts. Pursuant to the terms of the Settlement Agreement, we have agreed to make the following payments to Alnylam: (i) a $2.0 million upfront payment in cash, which we made in May 2018; (ii) an additional $13.0 million in cash, to be paid as 10% of any upfront or first year cash consideration that we receive pursuant to future collaborations related to Ga1NAc-conjugated RNAi research and development (excluding any amounts received or to be received by the Company from its existing collaboration with BI), provided that the $13.0 million must be paid by no later than April 28, 2022; and (iii) issuance of shares of our common stock (the “Shares”) pursuant to a share issuance agreement between the parties (the “Share Issuance Agreement”).

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

On September 6, 2018, we entered into an underwriting agreement with Citigroup Global Markets Inc. and Leerink Partners LLC as representatives of the underwriters relating to the underwritten public offering of 7,680,492 shares of our common stock, par value, and the grant to the underwriters of a 30-day option to purchase up to an additional 1,152,073 shares of our common stock. We completed the sale of 8,832,565 shares to the underwriters on September 11, 2018, which resulted in net proceeds to us of approximately $107.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate these estimates and judgments. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ from these estimates under different assumptions or conditions.

The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 8, 2018. There have been no changes to our critical accounting policies during the three or nine months ended September 30, 2018 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 8, 2018, except as discussed below.

Recent Accounting Pronouncements

A summary of recent accounting pronouncements that have been adopted or are expected to be adopted by the Company is included in Note 1 – Description of Business and Basis of Presentation to our condensed consolidated financial statements (see Part I, Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q). Additional information regarding relevant accounting pronouncements is provided below.

Adopted in 2018

Revenue recognition

In May 2014, the accounting guidance related to revenue recognition was amended to replace current guidance with a single, comprehensive standard for accounting for revenue from contracts with customers. The new guidance became effective for us on January 1, 2018. The new revenue standard applies to all contracts with customers, and only contracts with customers are in the scope of the new revenue standard. Once a contractual arrangement is scoped into the new guidance, revenue is recognized based on a model that includes identifying performance obligations and determining and allocating the transaction price to the performance obligations identified in the contract. Revenue is recognized as those performance obligations are satisfied. We elected to apply this new guidance retrospectively to all prior periods presented, and adoption of this new guidance did not have a significant quantitative impact on our condensed consolidated financial statements; however, adoption of this guidance has resulted in additional revenue-related disclosures in the notes to our condensed consolidated financial statements.

Statement of cash flows

In November 2016, new accounting guidance was issued related to the statement of cash flows implications related to restricted cash and cash equivalents. The guidance requires that the statement of cash flows explain the change during the period in the total of cash and cash equivalents, including amounts generally described as restricted cash or restricted cash equivalents. Entities are also required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. We applied this new guidance on January 1, 2018 and have made current and retrospective presentation adjustments such that transfers between restricted and unrestricted cash accounts are no longer reported as a cash flow in our condensed consolidated statement of cash flows.

Not yet adopted

Leases

In February 2016, accounting guidance related to leases was issued that will require an entity to recognize leased assets and the rights and obligations created by those leased assets on the balance sheet and to disclose key information about an entity’s leasing arrangements. This guidance will become effective for us on January 1, 2019, with early adoption permitted. We expect that the adoption of this guidance will impact our condensed consolidated financial statements and notes thereto, resulting, among other factors, from the recognition of a right of use asset and related liability related to our non-cancelable operating lease arrangement for our office and laboratory space in Cambridge, Massachusetts. In July 2018, additional guidance intending to provide some transition relief to the guidance issued in February 2016 was issued. As of September 30, 2018, and as presented in Note 7 – Commitments and Contingencies to our condensed consolidated financial statements (see Part 1, Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q), our total future minimum lease obligation associated with this lease was $3.7 million, and a substantial portion of this commitment will remain outstanding at the time we adopt the new guidance. Our evaluation of the new lease guidance and its full impact on our condensed consolidated financial statements will continue throughout 2018.

Recent Developments

On October 25, 2018, we announced the presentation of late-breaking data from our ongoing PHYOX Phase 1 trial, in which single-dose administration of DCR-PHXC, our lead GalXCTM product candidate, was associated with normalization or near-normalization of urinary oxalate levels in a majority of adult patients with PH1 and PH2. In a poster presented at the American Society of Nephrology (“ASN”) Annual Kidney Week 2018 in San Diego, California, investigators reported that a single 3.0-mg/kg dose of DCR-PHXC brought urinary oxalate levels into the normal range (defined as 24-hour excretion ≤0.46 mmol) at one or more post-dose time points in three out of four PH participants dosed at this level, including a mean maximal reduction in 24-hour urinary oxalate of 65% for the cohort. Investigators also reported that a single 1.5-mg/kg dose led to near-normalization (defined as 24-hour excretion <0.6 and >0.46 mmol) in three out of four PH1 participants dosed at this level and led to a mean maximal reduction in urinary oxalate of 50% in the five patients dosed at that level, including one PH2 patient. All patients demonstrated a clinically significant reduction in urinary oxalate (defined as a >30% reduction compared to baseline).

In their poster presentation, which is based on data as of October 1, 2018, the PHYOX investigators also reported that DCR-PHXC is safe and well-tolerated in this ongoing study, based on data from 12 participants with PH1 (n=11) and PH2 (n=1) and 25 adult NHVs. The ASN presentation follows our announcement in September 2018 of preliminary proof-of-concept for DCR-PHXC, based on interim PHYOX data demonstrating substantial and clinically significant reductions in urinary oxalate in all assessed patients with PH. We plan to initiate a Phase 2/3 registration trial for DCR-PHXC in the first quarter of 2019, pending regulatory feedback.

We are investigating DCR-PHXC for the treatment of all forms of PH, a family of severe, rare, inherited disorders of the liver that often result in kidney failure. The Company initiated the PHYOX trial in NHVs in the fourth quarter of 2017 and dosed the first PH patient in May 2018.

The primary objective of the PHYOX trial (ClinicalTrials.gov: NCT03392896) is to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of DCR-PHXC. Secondary endpoints include the change in 24-hour urinary oxalate excretion from baseline, defined as the mean of two 24-hour collections during screening. The trial is divided into two groups:

•	Group A is a placebo-controlled, single-blind Phase 1 trial in 25 NHVs enrolled at a single site in the United Kingdom.
•

Group B is an open-label, multi-center trial of DCR-PHXC in 16 patients with PH, including three cohorts of patients with PH1 dosed at 1.5, 3.0, and 6.0-mg/kg, and a fourth PH2-only cohort with flexible dosing. Group B patients are enrolled at five sites in the EU and one site in the United States.

In terms of safety, no severe or serious adverse events have occurred as of October 1, 2018, and there have been no clinically significant changes in ECG, vital signs, laboratory, or hematology values. Among the 27 participants dosed with DCR-PHXC in both Groups A and B, the investigators observed a total of five participants with mild-to-moderate injection site reactions (19%), all of which were transient and resolved without intervention within 24 to 72 hours.

Alexion

Alexion Collaborative Research and License Agreement

On October 22, 2018, we and Alexion Pharma Holding Unlimited Company (“Alexion Pharma Holding”), an affiliate of Alexion Pharmaceuticals, Inc. (“Alexion Pharmaceuticals” and together with Alexion Pharma Holding, “Alexion”) entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”). The Alexion Collaboration Agreement is for the joint discovery and development of RNAi therapies for complement-mediated diseases. Under the terms of the Alexion Collaboration Agreement, we will collaborate with Alexion on the discovery and development of subcutaneously delivered GalXC candidates, currently in pre-clinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. We will lead the joint discovery and research efforts through the pre-clinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. We will be responsible for manufacturing of the GalXC candidates through the completion of Phase 1, the costs of which will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1. The Alexion Collaboration Agreement provides Alexion with exclusive worldwide licenses as well as development and commercial rights for two of the Company’s pre-clinical, subcutaneously delivered GalXC RNAi candidates and an exclusive option for the discovery and development of GalXC RNAi candidates against two additional complement pathway targets.

Under the terms of the Alexion Collaboration Agreement, Alexion will pay us a non-refundable, non-reimbursable, and non-creditable upfront payment of $22.0 million, with Alexion Pharmaceuticals making a concurrent $15.0 million equity investment of at a premium in Dicerna pursuant to a share issuance agreement between us and Alexion Pharmaceuticals (the “Alexion Share Issuance Agreement”). The Alexion Collaboration Agreement also provides for potential additional payments to us of up to $600.0 million, which is comprised of option exercise fees of up to $20.0 million, representing $10.0 million for each of the candidates selected; development milestones of up to $105.0 million for each product; and aggregate sales milestones of up to $160.0 million. Under the agreement, Alexion will also pay us mid-single to low-double digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.

Alexion Share Issuance Agreement

In connection with the Alexion Collaboration Agreement, we and Alexion entered into the Alexion Share Issuance Agreement on October 22, 2018, pursuant to which we agreed to issue to Alexion 835,834 shares of our common stock at a purchase price of $17.95 per share for an aggregate purchase price of approximately $15.0 million.

Lilly

Lilly Collaboration and License Agreement

On October 25, 2018, we and Eli Lilly and Company (“Lilly”) entered into a Collaboration and License Agreement (the “Lilly Collaboration Agreement”). The Lilly Collaboration Agreement is for the discovery, development, and commercialization of potential new medicines in the areas of cardio-metabolic disease, neurodegeneration, and pain. Under the terms of the Lilly Collaboration Agreement, we and Lilly will seek to use our proprietary GalXC RNAi technology platform to progress new drug targets toward clinical development and commercialization. In addition, we will collaborate with Lilly to extend the GalXC RNAi platform technology to non-liver tissues, including neural tissues.

The Lilly Collaboration Agreement provides that we will work exclusively with Lilly in the neurodegeneration and pain fields with the exception of mutually agreed upon orphan indications. Additionally, we will work exclusively with Lilly on select targets in the cardio-metabolic field. Under the Lilly Collaboration Agreement, we will provide Lilly with exclusive and non-exclusive licenses to support the companies’ activities and to enable Lilly to commercialize products derived from or containing compounds developed pursuant to such agreement. The Lilly Collaboration Agreement contemplates in excess of 10 targets.

Under the terms of the Lilly Collaboration Agreement, Lilly will pay us a non-refundable, non-creditable upfront payment of $100.0 million, with Lilly making a concurrent $100.0 million equity investment in us pursuant to a share issuance agreement between the parties (the “Lilly Share Issuance Agreement”). Under the Lilly Collaboration Agreement, we are also eligible to potentially receive up to approximately $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment due when the first non-hepatocyte target achieves proof of principle. In addition, the Lilly Collaboration Agreement also provides that Lilly will pay us mid-single to low-double digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.

The Lilly Collaboration Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Lilly may terminate the Lilly Collaboration Agreement at any time without cause following a 90-day notice period. The Lilly Collaboration Agreement is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and other customary closing conditions.

Lilly Share Issuance Agreement

In connection with the Lilly Collaboration Agreement, the parties entered into the Lilly Share Issuance Agreement on October 25, 2018, pursuant to which we agreed to issue to Lilly 5,414,185 shares of our common stock at a purchase price of $18.47 per share, for an aggregate purchase price of approximately $100.0 million. The issuance of shares of common stock under the Lilly Share Issuance Agreement is subject to clearance under the HSR Act and other customary closing conditions.

Alnylam

As a result of the recently executed partnership agreements with Alexion and Lilly, we expect that our $13.0 million cash obligation payable to Alnylam will become due; we anticipate that we will make this payment during the fourth quarter of 2018. As a result, we recalculated the cash obligation to an estimated present value of $12.8 million, which was revised based on the expected timing of the remaining payments, and recorded it in current liabilities as of September 30, 2018. The impact of revising the expected timing of repayment is recorded as a component of litigation expense in the condensed consolidated statement of operations.

Financial Operations Overview

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages).

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenue from collaborative arrangements	$1,545	—	$1,545	$4,635	—	$4,635
Expenses:
Research and development	11,695	8,527	3,168	31,927	26,338	5,589
General and administrative	5,354	4,137	1,217	14,449	12,324	2,125
Litigation expense	3,694	2,548	1,146	29,122	6,157	22,965
Total operating expenses	20,743	15,212	5,531	75,498	44,819	30,679
Loss from operations	(19,198)	(15,212)	(3,986)	(70,863)	(44,819)	(26,044)
Other income (expense):
Interest income	401	179	222	1,020	360	660
Interest expense	(223)	—	(223)	(399)	(399)	—
Total other income, net	178	179	(1)	621	(39)	660
Net loss	(19,020)	(15,033)	(3,987)	(70,242)	(44,858)	(25,384)
Dividends on redeemable convertible preferred stock	—	(4,111)	4,111	4,111	(6,733)	10,844
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(6,144)	6,144
Net loss attributable to common stockholders	$(19,020)	$(19,144)	$124	$(66,131)	$(57,735)	$(8,396)

Revenue from collaborative arrangements

Revenue recognized during the three and nine months ended September 30, 2018 represents the periodic amortization of a non-refundable upfront payment of $10.0 million for the first target and $0.3 million in reimbursable costs of certain materials and third-party expenses that have been included in pre-clinical studies pursuant to the BI Agreement, which was signed in the fourth quarter of 2017. We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses

The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Increase (Decrease)
Direct research and development expenses	$6,207	$3,463	$2,744
Platform-related expenses	1,636	1,883	(247)
Employee-related expenses	3,018	2,439	579
Facilities, depreciation, and other expenses	834	742	92
Total	$11,695	$8,527	$3,168

	Nine Months Ended September 30,
	2018	2017	Increase (Decrease)
Direct research and development expenses	$16,037	$10,775	$5,262
Platform-related expenses	4,174	5,425	(1,251)
Employee-related expenses	9,274	7,788	1,486
Facilities, depreciation, and other expenses	2,442	2,350	92
Total	$31,927	$26,338	$5,589

Research and development expenses increased primarily due to direct research and development expenses for both the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The $2.7 million increase in direct research and development expenses in the three months ended September 30, 2018 included a $2.1 million increase in clinical study costs, reflecting increased activities associated with our PHXC program, and a $0.4 million increase in consulting costs associated with various clinical development activities. The increase in research and development expenses for the three months ended September 30, 2018 includes a $0.6 million increase in employee-related expenses associated with increased headcount necessary to support our growth. Finally, the increase in research and development activities was partially offset by $0.2 million lower platform-related expenses.

The $5.3 million increase in direct research and development expenses in the nine months ended September 30, 2018 included a $2.9 million increase in clinical study costs due to increased activities associated with our PHXC program and a $1.4 million increase in toxicology studies for other product candidates. In addition, research and development expenses increased $1.5 million in the nine months ended September 30, 2018 as a result of employee-related expenses associated with increased headcount necessary to support our growth. Finally, the increase in research and development expenses in the nine months ended September 30, 2018 was partially offset by $1.3 million lower platform-related expenses.

Total research and development expenses for the three and nine months ended September 30, 2018 were additionally offset by $0.2 million and $0.6 million of grant income, respectively, while total research and development expenses for the three and nine months ended September 30, 2017 were offset by $0.5 million and $0.9 million of grant income, respectively.

We expect our overall research and development expenses to continue to increase during the fourth quarter of 2018 and for the foreseeable future, primarily as we complete clinical manufacturing activities, advance pre-clinical toxicology studies, continue clinical activities associated with our lead product candidates, and initiate activities under the recently signed Alexion and Lilly agreements.

General and administrative expenses

General and administrative expenses increased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. The increase in the three months ended September 30, 2018 is primarily related to increases in consulting costs of $0.4 million, board of directors’ compensation of $0.4 million, and $0.1 million of corporate legal expenses. The increase in the nine months ended September 30, 2018 is primarily related to increases in consulting costs of $0.7 million, board of directors’ compensation of $0.6 million, and $0.4 million of corporate legal expenses.

Our use of consultants increased largely due to accounting support for the implementation of new accounting standards and preparation for our planned compliance with Sarbanes-Oxley Section 404(b) in 2019, as well as to support new product and business development initiatives. The increase in board of directors’ compensation is largely related to stock-based compensation. The increase in corporate legal expenses is due to general corporate matters.

Litigation expenses

Litigation expenses are comprised solely of litigation and settlement expenses associated with the litigation with Alnylam. Litigation expenses increased predominantly due to $3.7 million and $24.7 million of settlement expenses recorded in the three and nine months ended September 30, 2018, respectively. We incurred $3.7 million of litigation settlement expense in the three months ended September 30, 2018 due to the acceleration of the previously disclosed $13.0 million payable to Alnylam resulting from the signing of the Lilly and Alexion collaboration agreements (see Note 8 – Subsequent Events). We also recorded $21.0 million of litigation settlement expense in the three months ended June 30, 2018 upon signing of the settlement agreement with Alnylam.

Interest income

Interest income primarily represents interest earned from our money market accounts and held-to-maturity investments. Interest income for the three and nine months ended September 30, 2018 increased to $0.4 million and $1.0 million, respectively, compared to $0.2 million and $0.4 million, respectively, for the three and nine months ended September 30, 2017. The increases were primarily due to higher held-to-maturity investments balances during the three and nine months ended September 30, 2018 resulting from our follow-on public offerings completed in December 2017 and September 2018.

Interest expense

Interest expense of $0.2 million and $0.4 million during the three and nine months ended September 30, 2018, respectively, represents interest expense incurred on our liability with Alnylam.

Dividends

There were no dividends recorded related to redeemable convertible preferred stock for the three and nine months ended September 30, 2018, as all shares of the redeemable convertible preferred stock were converted into shares of our common stock on December 18, 2017.

Net loss attributable to common stockholders

Net loss attributable to common stockholders for the three and nine months ended September 30, 2018 decreased to $19.0 million and increased to $70.2 million, respectively, compared to $19.1 million and $57.3 million for the three and nine months ended September 30, 2017, respectively. The decrease for the three months ended September 30, 2018 was driven by the $4.1 million dividend on the redeemable convertible preferred stock recorded in the three months ended September 30, 2017, offset by a $3.2 million increase in research and development and a $1.2 million increase in general and administrative expense. The increase in net loss attributable to common stockholders for the nine months ended September 30, 2018 primarily relates to a one-time increase of $23.0 million in litigation expense associated with the settlement of the Alnylam litigation, partially offset by the $12.9 million dividend on the redeemable convertible preferred stock in the nine months ended September 30, 2017.

Liquidity and Capital Resources

As of September 30, 2018, we had cash and cash equivalents and held-to-maturity investments of $180.4 million and $0.7 million in cash equivalents held in restriction.

On October 31, 2016, a universal shelf registration statement on Form S-3 permitting the sale of up to $150.0 million of our common stock and other securities was declared effective by the U.S. Securities and Exchange Commission (“SEC”). In December 2017, we sold an aggregate of 24,206,663 shares of our common stock, for gross proceeds of $46.0 million, pursuant to this registration statement.

On May 31, 2018, a universal shelf registration statement on Form S-3 permitting the sale of up to $250.0 million of our common stock and other securities was declared effective by the SEC. In September 2018, we sold an aggregate of 8,832,565 shares of our common stock for gross proceeds of $115.0 million pursuant to this registration statement. We currently intend to use the net proceeds from the offering for preclinical studies and clinical trials, and to use the remainder of any net proceeds for continued technology platform development, working capital, and general corporate purposes.

In October 2018, we entered into collaboration agreements with both Alexion and Lilly. Subject to the closing of the transaction contemplated by the Lilly Collaboration Agreement and the Lilly Share Issuance Agreement, the amount of cash generated from upfront payments and equity investments in both collaborations provides us with sufficient resources to continue our planned operations and clinical activities beyond the year ended December 31, 2020. As a result of the recently executed partnership agreements with Alexion and Lilly, we expect that our $13.0 million cash obligation payable pursuant to the Alnylam Settlement Agreement will become due; we will make this payment during the fourth quarter of 2018.

Cash flows

The following table shows a summary of our cash flows for the periods indicated (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(43,342)	$(39,373)
Net cash used in investing activities	(88,944)	(19,986)
Net cash provided by financing activities	109,896	69,454
Increase in cash, cash equivalents and restricted cash equivalents	$(22,390)	$10,095

Operating activities

Net cash used in operating activities increased $3.6 million in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to an increase in operating expenses.

Investing activities

Net cash used in investing activities for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017. The increase of $69.0 million was due to a $73.8 million increase in purchases of held-to-maturity investments subsequent to our follow-on public offering in September 2018.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017. The increase of $40.0 million was primarily due to receipt of $107.7 million in net proceeds in September 2018 from a follow-on public offering of our common stock compared with the proceeds from the redeemable convertible preferred stock financing of $69.3 million that occurred in the nine months ended September 30, 2017.

Funding requirements

We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that, subject to the closing of the transactions contemplated by the Lilly Collaboration Agreement and the Lilly Share Issuance Agreement, available cash, cash equivalents, and held-to-maturity investments, in addition to upfront cash and equity investments from the Alexion and Lilly agreements, will be sufficient to fund the execution of our current clinical and operating plans beyond the year ending December 31, 2020. We have based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the potential receipt of any milestone payments under the BI Agreement, the Alexion Collaboration Agreement, or the Lilly Collaboration Agreement;
•	the terms and timing of any other collaboration, licensing, and other arrangements that we may establish;
•	the initiation, progress, timing, and completion of pre-clinical studies and clinical trials for our potential product candidates;
•	the number and characteristics of product candidates that we pursue;
•	the outcome, timing, and cost of regulatory approvals;
•	delays that may be caused by changing regulatory requirements;
•	the cost and timing of hiring new employees to support our continued growth;
•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;
•	the costs of responding to and defending ourselves against complaints and potential litigation;
•	the costs and timing of procuring clinical and commercial supplies for our product candidates;
•	the extent to which we acquire or in-license other product candidates and technologies; and
•	the extent to which we acquire or invest in other businesses, product candidates, or technologies.

Until such time, if ever, that we generate product revenue, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, and research collaboration and license agreements. We may be unable to raise capital or enter into such other arrangements when needed or on favorable terms, or at all. Our failure to raise capital or enter into such other arrangements in a reasonable timeframe would have a negative impact on our financial condition, and we may have to delay, reduce, or terminate our research and development programs, pre-clinical or clinical trials, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities.

Please see the risk factors set forth in Part II, Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.

Contractual Obligations and Commitments

The following is a summary of our significant contractual obligation as of September 30, 2018 (amounts in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligation*	$3,668	$1,666	$2,002	$—	$—

*

Represents future minimum lease payments under our existing non-cancelable operating lease for our office and laboratory space in Cambridge, Massachusetts. The end of the lease term is November 30, 2020.

We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheet or in the table above since the achievement and timing of these milestones were not probable or estimable as of September 30, 2018.

We recorded $12.8 million for the litigation settlement liability related to Alnylam on our condensed consolidated balance sheet as of September 30, 2018.

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Other than our operating lease for our Company headquarters, we do not engage in off-balance sheet arrangements. Upon adoption of the new lease accounting standard on January 1, 2019, we anticipate that the requirement to capitalize all long-term leases will result in our existing operating lease being recorded on our condensed consolidated balance sheet.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents and held-to-maturity investments of $180.4 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash and cash equivalents and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2018, which was identified in connection with management’s evaluation required by Exchange Act Rules 13a-15 and 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one person, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time we may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

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

We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2018, we had $180.4 million in cash and cash equivalents and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that, subject to the closing of the transactions contemplated by the Lilly Collaboration Agreement and the Lilly Share Issuance Agreement, our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund our planned level of operations beyond the year ended December 31, 2020. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales or royalties in the foreseeable future, if at all, and milestone payments, if any, are based on third party determinations and/or events outside our control. Our revenue sources are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, our status as a smaller reporting company under SEC regulations, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.

We are a biopharmaceutical company with a history of losses, expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.

We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of September 30, 2018, we had an accumulated deficit of $386.2 million. For the nine months ended September 30, 2018 and for the years ended December 31, 2017, 2016, and 2015, our net loss attributable to common stockholders was $70.2 million, $80.1 million, $59.5 million, and $62.8 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations and litigation expenses associated with the Alnylam litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.

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

•	changes in general market and economic conditions; and
•	changes in tax laws.

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

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective, makes a major contribution to patient care, or meets certain other criteria.

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, (“FDARA”). FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. For example, in August 2018, the European Medicines Agency’s Committee for Orphan Medicinal Products designated DCR-PHXC as an orphan medicinal product for the treatment of PH in the EU. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication. During such period, marketing authorization applications for a “similar medicinal product” will not be accepted, unless another applicant can show that its product is safer, more effective, or otherwise clinically superior to the orphan-designated product. In the EU, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The respective orphan designation and exclusivity frameworks in the U.S. and in the EU are subject to change, and any such changes may affect our ability to obtain U.S. or EU orphan designations in the future.

Our product candidates are in early stages of development and may fail or suffer delays that materially and adversely affect their commercial viability.

We have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including ethics committee approval to conduct clinical trials at particular sites, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborator, BI. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical and other non-clinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Non-clinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to many factors, including scientific feasibility, safety, efficacy, and changing standards of medical care. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA, or other applicable regulatory authorities, an individual Institutional Review Board (“IRB”) with respect to its institution, or an independent ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that individuals participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

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

We are dependent on our collaboration partners for the successful development of product candidates in the collaboration.

We have entered into collaboration agreements with BI, Alexion, and Lilly providing for the joint development of certain RNAi therapies. The success of our collaborations with BI, Alexion, and Lilly and the realization of the milestone and royalty payments under the collaboration agreements depends upon the efforts of BI, Alexion, and Lilly, any of which may not be successful in obtaining approvals for the product candidates developed under the collaboration or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Our collaboration partners may change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed, or no additional payments to us under the collaboration agreements. BI, Alexion, and Lilly have a variety of marketed products and product candidates under collaboration with other companies, possibly including some of our competitors, and BI’s own corporate objectives may not be consistent with our interests. If BI, Alexion, or Lilly fails to develop, obtain regulatory approval for, or ultimately commercialize any product candidate under our collaborations, or if BI, Alexion, or Lilly terminates the applicable collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Each of our collaboration agreements is terminable by the applicable collaboration partner any time at will, subject to compliance with applicable notice periods. In addition, if we have a dispute or enter into litigation with any of our collaboration partners in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities, and generate substantial expense.

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

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials, or meet expected deadlines, our clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial as well as applicable laws and regulations. The FDA and certain foreign regulatory authorities, such as the EMA, require preclinical studies to be conducted in accordance with applicable good laboratory practices and clinical trials to be conducted in accordance with applicable FDA regulations and applicable good clinical practices, including requirements for conducting, recording, and reporting the results of preclinical studies and clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of clinical trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we are at any time unable to provide an uninterrupted supply of our product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:

•	an inability to initiate or continue preclinical studies or clinical trials of product candidates under development;
•	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•	lack of or loss of the cooperation of a collaborator;
•	subjecting manufacturing facilities of our product candidates to additional inspections by regulatory authorities;
•	requirements to cease distribution or to recall batches of our product candidates; and
•	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense, and present significant distractions to our management.

From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In particular, in addition to our current collaboration with BI, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any new or existing collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention in order to obtain and manage a collaboration or develop acquired products, product candidates or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.

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

We also compete with companies working to develop antisense and other RNA-based drugs. Like RNAi therapeutics, antisense drugs target mRNA with the objective of suppressing the activity of specific genes. The development of antisense drugs is more advanced than that of RNAi therapeutics, and antisense technology may become the preferred technology for products that target mRNAs. Significant competition also exists from companies such as Alnylam and Arrowhead to discover and develop safe and effective means to deliver therapeutic RNAi molecules to the relevant cell and tissue types.

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

We have a subsidiary located in the United Kingdom (“UK”), which we established in order to allow us to conduct clinical trials in EU member states. On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The withdrawal of the UK from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty. On March 29, 2017, the Prime Minister of the UK delivered a formal notice of withdrawal to the EU. On May 22, 2017, the Council of the EU (the “Council”), adopted a decision authorizing the opening of Brexit negotiations with the UK and formally nominated the European Commission as EU negotiator. The Council also adopted negotiating directives for the talks, which began on April 18, 2018. It appears likely that the UK’s withdrawal from the EU will involve a process of lengthy negotiations between the UK and EU member states to determine the future terms of the UK’s relationship with the EU. Because this could lead to a period of uncertainty, we have begun the process of establishing a subsidiary in Ireland for ongoing regulatory initiatives in the EU.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA or U.S. healthcare laws and regulations or applicable laws, regulations, guidance, or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, provide accurate information to any governmental authorities such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance, and codes of conduct intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws, regulations, guidance, and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, business or conduct involving healthcare professionals, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA-regulated activities, and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance, or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.

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

Despite the use of off-site (cloud-based) information storage systems for certain key corporate information, our internal information technology and other infrastructure systems, including corporate firewalls, servers, leased lines and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work.

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

We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We are in the process of performing an analysis on whether we have experienced any ownership changes in the past. It is possible that we have experienced an ownership change, including pursuant to the initial public offering of our common stock, which closed on February 4, 2014, our follow-on offering of common stock in 2015, our underwritten follow-on public offerings in December 2017 and September 2018, and the issuance of common stock in connection with the conversion in December 2017, of our redeemable convertible preferred stock, which we had issued in April 2017 (“Redeemable Convertible Preferred”), and that our net operating losses are subject to such limitation. As of December 31, 2017, we had significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we have or do experience an ownership change, which could have an adverse effect on our business, financial position, results of operations, and prospects.

The investment of our cash and cash equivalents and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.

As of September 30, 2018, we had $180.4 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.

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

Accounting methods and policies for public companies and biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses, and accounting for stock-based compensation, are subject to review, interpretation, and guidance from our auditors and relevant accounting authorities, including the SEC. Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate, or otherwise change or revise our consolidated financial statements, including those contained in our Annual Reports on Form 10-K.

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

As of November 5, 2018, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included over 50 issued patents or allowed patent applications and at least 85 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.

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

As the field of RNAi therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents they will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interference, re-examination, opposition, post-grant review, inter partes review, nullification, derivation action, or cancellation proceedings, in various patent offices relating to patent rights in the RNAi therapeutics field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our RNAi technology or any of our product candidates. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management, and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi therapeutics.

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

Although we do not currently have any products on the market, once our therapeutic candidates or clinical trials are covered by federal healthcare programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

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

•

analogous state laws and regulations, such as state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts; and

•

the EU General Data Protection Regulation, which was officially adopted in April 2016 and went into effect in May 2018, introduces new data protection requirements in the European Union, as well as substantial fines for breaches of the data protection rules. The EU General Data Protection Regulation will increase our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new EU data protection rules.

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

For example, in the U.S., in 2010, the U.S. Congress passed the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. Both the U.S. Congress and President Trump have expressed an intention to repeal or replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or have been effectively repealed. The uncertainty around the future of the ACA, and in particular, the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.

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

•	requirements imposed on pharmaceutical companies to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole”;
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

As a healthcare company, our operations, clinical trial activities, and interactions with healthcare providers may be subject to extensive regulation in the U.S., particularly if we receive FDA approval for any of our products in the future. For example, if we receive FDA approval for a product for which reimbursement is available under a federal healthcare program (e.g., Medicare, Medicaid), it would be subject to a variety of federal laws and regulations, including those that prohibit the filing of false or improper claims for payment by federal healthcare programs (e.g., the federal FCA), prohibit unlawful inducements for the referral of business reimbursable by federal healthcare programs (e.g., the federal Anti-Kickback Statute), and require disclosure of certain payments or other transfers of value made to U.S.-licensed physicians and teaching hospitals or Open Payments. We are not able to predict how third parties will interpret these laws and apply applicable governmental guidance and may challenge our practices and activities under one or more of these laws. If our past or present operations are found to be in violation of any of these laws, we could be subject to civil and criminal penalties which could hurt our business, our operations, and financial condition.

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

Certain Dicerna products, if approved, may be eligible for coverage under Medicare and Medicaid, among other government healthcare programs. Accordingly, Dicerna may be subject to a number of obligations based on its participation in these programs, such as a requirement to calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to Dicerna’s products in the future, and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.

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

In the event that any of our product candidates receive regulatory approval and we or others identify undesirable side effects, adverse events, or other problems caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:

•	regulatory authorities may withdraw their approval of the product or seize the product;
•	we may need to recall the product or change the way the product is administered to patients;
•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•	we may not be able to secure or maintain adequate coverage and reimbursement for our proprietary product candidates from government (including U.S. federal healthcare programs) and private payors;

•	we may be subject to fines, restitution or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties, or criminal prosecution;
•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30 or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.07 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile. From January 30, 2014, the first day of trading of our common stock, through November 2, 2018, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:

•	the success or failure of competitive products or technologies;
•	results of preclinical studies and clinical trials of our product candidates, or those of our competitors, our existing collaborator, or any future collaborators;
•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our product candidates;
•	introductions and announcements of new products by us, our commercialization collaborators, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our or our competitors’ product candidates, products, clinical studies, manufacturing process, or sales and marketing terms;
•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our or our competitors’ efforts to acquire or in-license additional technologies, products, or product candidates;
•	developments concerning our or our competitors’ collaborations, including but not limited to, those with sources of manufacturing supply and commercialization partners;
•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally;
•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•	fluctuations in the valuation of companies perceived by investors to be comparable to us;
•	announcement and expectation of additional financing efforts;
•	speculation in the press or investment community;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	the absence of lock-up agreements with the holders of substantially all of our outstanding shares in connection with follow-on public offerings of our common stock;
•	the concentrated ownership of our common stock;
•	changes in accounting principles;
•	terrorist acts, acts of war, or periods of widespread civil unrest;
•	natural disasters and other calamities;
•	general economic, industry, and market conditions; and
•	developments concerning complaints or litigation against us.

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

As of September 30, 2018, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 58% of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

Substantial future sales of our common stock in the public market, or the perception that these sales could occur, could cause the price of the common stock to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market believes that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. Our officers and directors have agreed with the underwriters not to dispose of or hedge any shares of our common stock or securities that are convertible into or exchangeable for shares of our common stock during the period from September 6, 2018, the date of our follow-on offering, continuing through the date 90 days hereafter, except with the prior written consent of Citigroup and Leerink Partners LLC. However, these restrictions are subject to certain exceptions, including, among others, to sales made pursuant to a trading plan that complies with Rule 10b5-1 under the Exchange Act, or a 10b5-1 Trading Plan, which sales may include (a) up to 115,023 shares by Dennis Langer, a member of our Board of Directors, (b) up to 250,000 shares of our common stock by Douglas M. Fambrough, III, Ph.D., our chief executive officer, (c) up to 106,839 shares by Bob D. Brown, Ph.D., our chief scientific officer, (d) up to 40,000 shares by James B. Weissman, our chief business officer, and (e) up to 25,000 shares by John B. Green, our chief financial officer.

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

As a public company, we incur, and particularly after we are no longer an emerging growth company and when we cease to be a smaller reporting company, we will continue to incur, significant legal, accounting, and other expenses that we did not incur as an emerging growth company or smaller reporting company.

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

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, as we did with the Redeemable Convertible Preferred, which was converted into common stock in December 2017 and with the follow-on offerings of our common stock in December 2017 and September 2018. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price paid by our existing shareholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by our existing stockholders.

In addition, we have a significant number of securities allowing the purchase of our common stock. As of November 2, 2018, we also had 1,230,487 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 7,778,491 shares of our common stock outstanding and warrants to purchase 2,198 shares of our common stock outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 2, 2018, we had 62,731,942 shares of common stock outstanding, all of which shares, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

Sales of shares issued in private placements may cause the market price of our shares to decline.

In April 2017, we issued 700,000 shares of the Redeemable Convertible Preferred in a private placement, which were convertible into shares of our common stock at an agreed conversion rate. In December 2017, all shares of Redeemable Convertible Preferred were converted into shares of our common stock. We granted the holders of Redeemable Convertible Preferred certain demand, shelf, and “piggyback” registration rights with respect to the shares of common stock issued upon conversion of the Redeemable Convertible Preferred. Such registration rights continue subsequent to the conversion and repurchase of the Redeemable Convertible Preferred with respect to the shares of common stock issued in such conversion. In accordance with such registration rights, we filed a shelf registration statement on Form S-3 covering the resale of 24,491,663 shares of our common stock by the former holders of Redeemable Convertible Preferred. The registration statement was declared effective on May 9, 2018, and all shares of common stock issued upon conversion of the Redeemable Convertible Preferred may now be freely sold in the open market. Additionally, we issued 983,208 shares of our common stock to Alnylam in April 2018 and 835,834 shares of our common stock to Alexion in October 2018.  We have also entered into an agreement providing for the issuance of 5,414,185 shares of our common stock to Lilly, subject to certain closing conditions. The shares issued to Alnylam are freely tradeable in the open market, subject to certain volume limitations and compliance with applicable securities laws. The shares issued to Alexion are, and any shares issued to Lilly will be, subject to a lock-up period, but following the expiration of such lock-up periods such shares of our common stock may be freely sold in the open market, subject to compliance with applicable securities laws. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

Not applicable.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number	Description of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

31.1(2)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(2)	XBRL Report Instance Document

101.SCH(2)	XBRL Taxonomy Extension Schema Document

101.CAL(2)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(2)	XBRL Taxonomy Label Linkbase Document

101.PRE(2)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
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

DICERNA PHARMACEUTICALS, INC.

Date: November 5, 2018	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)