Form 10-Q/A
period 2018-09-30
Dicerna Pharmaceuticals Inc
filed 2018-11-07
CIK 1399529

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q/A

Amendment No.1

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

DICERNA PHARMACEUTICALS, INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) of Dicerna Pharmaceuticals, Inc., a Delaware corporation (the “Company”), amends the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on November 5, 2018 (the “Form 10-Q”), and is being filed solely to correct the table appearing under the heading “Financial Operations Overview – Comparison of the Three and Nine Months Ended September 30, 2018 and 2017” under Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Form 10-Q.

No other changes were made to the Form 10-Q other than those described above. This Amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, as a result of this Amendment, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this Amendment and are included as exhibits hereto.

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

Financial Operations Overview

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages).

	Three Months Ended September 30,		Increase/	Nine Months Ended September 30,		Increase/
	2018	2017	(Decrease)	2018	2017	(Decrease)
Revenue from collaborative arrangements	$1,545	—	$1,545	$4,635	—	$4,635
Expenses:
Research and development	11,695	8,527	3,168	31,927	26,338	5,589
General and administrative	5,354	4,137	1,217	14,449	12,324	2,125
Litigation expense	3,694	2,548	1,146	29,122	6,157	22,965
Total operating expenses	20,743	15,212	5,531	75,498	44,819	30,679
Loss from operations	(19,198)	(15,212)	(3,986)	(70,863)	(44,819)	(26,044)
Other income (expense):
Interest income	401	179	222	1,020	360	660
Interest expense	(223)	—	(223)	(399)	—	(399)
Total other income, net	178	179	(1)	621	360	261
Net loss	(19,020)	(15,033)	(3,987)	(70,242)	(44,459)	(25,783)
Dividends on redeemable convertible preferred stock	—	(4,111)	4,111	—	(6,733)	6,733
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	—	—	(6,144)	6,144
Net loss attributable to common stockholders	$(19,020)	$(19,144)	$124	$(70,242)	$(57,336)	$(12,906)

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

(a) Unregistered Sales of Equity Securities

Not applicable.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this report.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit Number	Description of Documents
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(1)	Amended and Restated Bylaws of the Company.

31.1(2)	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2(2)	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Section 1350 Certifications.

101.INS(3)	XBRL Report Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Calculation Linkbase Document

101.LAB(3)	XBRL Taxonomy Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Presentation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

+	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.
*

Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act, or the Exchange Act, except as otherwise stated in such filing.

(1)	Incorporated by reference to the indicated exhibit in the Company’s Current Report on Form 8-K filed on February 5, 2014.
(2)	Filed herewith.
(3)	Previously filed with our Quarterly Report on Form 10-Q for the period ended September 30, 2018, filed on November 5th, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DICERNA PHARMACEUTICALS, INC.

Date: November 7, 2018	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)