Form 10-Q
period 2019-03-31
Dicerna Pharmaceuticals Inc
filed 2019-05-10
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36281
______________________________
DICERNA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-5993609
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

87 Cambridgepark Drive Cambridge, MA	02140
(Address of principal executive offices)	(Zip code)

(617) 621-8097
(Registrant’s telephone number, including area code)
______________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	DRNA	The Nasdaq Global Select Market

As of May 6, 2019, there were 68,323,979 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•
our dependence on our existing collaborators, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”), for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;

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
Trademarks
This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160,141	$54,239
Held-to-maturity investments	211,063	248,387
Contract receivables	—	100,000
Prepaid expenses and other current assets	2,160	2,888
Total current assets	373,364	405,514
NONCURRENT ASSETS:
Property and equipment, net	3,971	2,718
Right-of-use asset	3,047	—
Restricted cash equivalents	3,544	744
Other noncurrent assets	63	65
Total noncurrent assets	10,625	3,527
TOTAL ASSETS	$383,989	$409,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,958	$5,013
Accrued expenses and other current liabilities	8,196	9,649
Lease liability, current portion	1,750	—
Litigation settlement payable	—	10,500
Current portion of deferred revenue	59,784	68,893
Total current liabilities	74,688	94,055
NONCURRENT LIABILITIES:
Lease liability, noncurrent	1,378	—
Deferred revenue, net of current portion	128,295	114,293
Total noncurrent liabilities	129,673	114,293
TOTAL LIABILITIES	204,361	208,348
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 or December 31, 2018	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 68,288,906 and 68,210,742 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	610,632	605,495
Accumulated deficit	(431,011)	(404,809)
Total stockholders’ equity	179,628	200,693
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$383,989	$409,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue from collaborative arrangements	$3,107	$1,545
Operating expenses:
Research and development	21,603	9,893
General and administrative	9,676	4,335
Litigation expense	—	3,184
Total operating expenses	31,279	17,412
Loss from operations	(28,172)	(15,867)
Interest income	2,018	288
Net loss	$(26,154)	$(15,579)
Net loss per share – basic and diluted	$(0.38)	$(0.30)
Weighted average common shares outstanding – basic and diluted	68,259,354	51,723,349
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2019	68,210,742	$7	$605,495	$(404,809)	$200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	78,164	—	353	—	353
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	4,784	43	4,827
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	(91)	(91)
Net loss	—	—	—	(26,154)	(26,154)
BALANCE – March 31, 2019	68,288,906	$7	$610,632	$(431,011)	$179,628

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2018	51,644,841	$5	$417,037	$(315,956)	$101,086
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	130,362	—	632	—	632
Vesting of restricted common stock	10,000	—	—	—	—
Settlement of restricted stock for tax withholding	(3,774)	—	—	—	—
Stock-based compensation expense	—	—	1,747	—	1,747
Net loss	—	—	—	(15,579)	(15,579)
BALANCE – March 31, 2018	51,781,429	$5	$419,416	$(331,535)	$87,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,154)	$(15,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,827	1,747
Depreciation and amortization expense	242	195
Amortization of premium on investments	(1,225)	(90)
Lease expense	445	—
Changes in operating assets and liabilities:
Litigation settlement payable	(10,500)	—
Deferred revenue	4,893	(1,545)
Prepaid expenses and other assets	886	1,004
Accounts payable	1,064	(2,895)
Contract receivables	100,000	—
Accrued expenses and other liabilities	(1,735)	712
Lease liability	(456)	—
Net cash provided by (used in) operating activities	72,287	(16,451)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	88,000	20,000
Purchases of held-to-maturity investments	(49,451)	(29,790)
Purchases of property and equipment	(2,280)	(134)
Net cash provided by (used in) investing activities	36,269	(9,924)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock offering costs	(50)	—
Proceeds from exercises of common stock warrants, stock options and issuances under Employee Stock Purchase Plan	196	667
Settlement of restricted stock for tax withholding	—	(35)
Net cash provided by financing activities	146	632
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	108,702	(25,743)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	54,983	69,533
CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS – End of period	$163,685	$43,790

SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$667	$—
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$863	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents	160,141	43,046
Restricted cash equivalents	3,544	744
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$163,685	$43,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(tabular amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Dicerna Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and headquartered in Cambridge, Massachusetts, is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid (“RNA”) interference (“RNAi”)-based pharmaceuticals using its GalXC RNAi platform for the treatment of diseases involving the liver, including rare diseases, viral infectious diseases, chronic liver diseases, and cardiovascular diseases. Within these therapeutic areas, the Company believes its GalXC RNAi platform will allow the Company to build a broad pipeline of therapeutics with attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g., dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene.
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2019 and results of operations and cash flows for the interim periods ended March 31, 2019 and 2018. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period or for any other future year.
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
Summary of Significant Accounting Policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10‑K, except as a result of adopting the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as discussed below:
Leases
The Company determines if an arrangement is a lease at inception. Leases with a term greater than one year are presented on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. At the commencement date, operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. Operating lease cost is recognized over the expected term on a straight-line basis.

Recent Accounting Pronouncement
Adopted in 2019
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended by multiple standards updates, in order to increase transparency and comparability among organizations by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The most significant change arising from the new standard is the recognition of ROU assets and lease liabilities for leases classified as operating leases. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases. Companies are also required to recognize and measure leases existing at, or entered into after, the adoption date using a modified retrospective approach, with certain practical expedients available. Comparative periods prior to adoption have not been retrospectively adjusted.
The Company adopted the standard effective January 1, 2019 and elected the package of three practical expedients that permitted an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases, and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.
Upon adoption, the Company recorded ROU assets of $2.7 million and lease liabilities of $2.8 million. The standard did not have a material impact on the statement of operations or statement of cash flows.
2.    NET LOSS PER SHARE
The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding. In periods of net income, the Company’s accounting policy includes allocating a proportional share of net income to participating securities, as determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods when the Company incurs a net loss, the Company does not allocate a loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of stock options, warrants, nonvested restricted stock, and redeemable convertible preferred shares that are outstanding during the period, except where such non-participating securities would be anti-dilutive. The outstanding securities presented below were excluded from the calculation of net loss per share, because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented.

	Three Months Ended March 31,
	2019	2018
Options to purchase common stock	11,191,789	7,171,978
Warrants to purchase common stock	2,198	87,901
Total	11,193,987	7,259,879
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
The following tables provide information relating to the Company’s held-to-maturity investments:

	MARCH 31, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$211,063	$24	$(4)	$211,083

	DECEMBER 31, 2018
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$248,387	$—	$(43)	$248,344

4.    FAIR VALUE MEASUREMENTS
Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions, the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs, such as quoted prices in active markets;

•	Level 2 – inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.
A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis is presented below:

	MARCH 31, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$160,908	$160,908	$—	$—
Held-to-maturity investments
U.S. Treasury securities	211,083	—	211,083	—
Restricted cash equivalents
Money market funds	3,544	—	3,544	—
Total	$375,535	$160,908	$214,627	$—

	DECEMBER 31, 2018
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$44,886	$44,886	$—	$—
Held-to-maturity investments
U.S. Treasury securities	248,344	—	248,344	—
Restricted cash equivalents
Money market funds	744	—	744	—
Total	$293,974	$44,886	$249,088	$—
The Company’s cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of March 31, 2019 and December 31, 2018.
The Company’s held-to-maturity investments and restricted cash equivalents bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurement are valued using observable inputs as of March 31, 2019 and December 31, 2018.
As of March 31, 2019 and December 31, 2018, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

As of December 31, 2018, the Company had a remaining cash obligation of $10.5 million payable to Alnylam (see Note 8) upon receipt of the upfront cash payment owed to the Company resulting from signing the Lilly Collaboration Agreement. As the present value of the litigation settlement payable at December 31, 2018 was determined using market rates based on the nature of the obligation and the Company’s creditworthiness, the carrying value approximates the fair value. The Company paid the remaining outstanding balance of litigation settlement payable in full in January 2019.

It is the Company’s policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.
5.    COLLABORATIVE LICENSE AGREEMENTS
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
The Company recognized $0.5 million of revenue under the Lilly Collaboration Agreement during the three months ended March 31, 2019. The amount of the Company’s partially unsatisfied performance obligation, recorded as a contract liability presented in deferred revenue at March 31, 2019, is $148.1 million, of which $46.1 million is included in the current portion of deferred revenue. As of March 31, 2019, the Company expected to recognize this amount over the remaining research term of the agreement, which is expected to extend through the first quarter of 2022, with the majority being recognized through the fourth quarter of 2021.
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
During the three months ended March 31, 2019, the Company recognized $0.4 million as revenue under the Alexion Agreements. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded as deferred revenue at March 31, 2019 is $33.9 million, of which $8.9 million is included in the current portion of deferred revenue. As of March 31, 2019, the Company expects to recognize this amount over the remaining research program term, which is estimated to extend through the fourth quarter of 2023, with the majority being recognized through the fourth quarter of 2021.
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
The $10.3 million transaction price is recognized over the research term, currently estimated to extend through June 2019, which represents the Company’s current best estimate of the period of the obligation to provide research support services to BI. Related revenue is recognized on a straight-line basis, which is, in management’s judgment, an appropriate measure of progress toward satisfying the performance obligation, largely in absence of evidence that obligations are fulfilled in a specific pattern. The Company recognized $1.4 million associated with the first target under the BI Agreement during the three months ended March 31, 2019. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded as deferred revenue at March 31, 2019 is $1.8 million, all of which is included in the current portion of deferred revenue.
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
The exercise of the Second Target option on December 31, 2018 through the ATA created a new contract for accounting purposes, and management determined that the $5.0 million exercise price was representative of the standalone selling price. Consistent with the reasons described related to the initial target, management concluded that the non-refundable Second Target option exercise fee (akin to an upfront payment) constituted the amount of the consideration to be included in the transaction price and has been allocated to the single performance obligation. The basis for the conclusions regarding the treatment of development and sales-based milestones associated with the Second Target are consistent with those associated with the initial combined performance obligation under the BI Agreement. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur. The $5.0 million transaction price began being recognized as revenue in January 2019 and will be recognized over the research term, which is currently estimated to extend through June 2022. Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation, largely in absence of evidence that obligations are fulfilled in a specific pattern. The Company recognized $0.8 million associated with the Second Target under the BI Agreement during the three months ended March 31, 2019. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligation and recorded as deferred revenue at March 31, 2019 is $4.2 million, $3.0 million of which is included in the current portion of deferred revenue.

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
The following table presents changes in the Company’s aggregate deferred revenue balances for each reporting period:

	THREE MONTHS ENDED MARCH 31, 2019
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$183,186	$8,000	$(3,107)	$188,079

	YEAR ENDED DECEMBER 31, 2018
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$9,270	$180,092	$(6,176)	$183,186
6.    STOCK-BASED COMPENSATION
During the three months ended March 31, 2019, the Company granted stock options to purchase 3,564,500 shares of common stock an aggregate grant date fair value of $28.8 million compared to stock options to purchase 1,319,350 shares of common stock granted with aggregate grant date fair values of $9.4 million for the three months ended March 31, 2018.
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	Three Months Ended March 31,
	2019	2018
Common stock price	$10.31 - $14.13	$9.30 - $12.78
Expected option term (in years)	5.94 - 6.07	6.25
Expected volatility	78.79% - 79.31%	75.90% - 90.90%
Risk-free interest rate	2.24% - 2.62%	2.32% - 2.64%
Expected dividend yield	—%	—%
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$1,858	$807
General and administrative expenses	2,969	940
Total	$4,827	$1,747

7.	LEASES
Facility leases
On July 11, 2014, the Company executed a noncancelable operating lease for office and laboratory space in Cambridge, Massachusetts. The lease agreement, the term of which commenced on December 1, 2014, obligates the Company to make minimum payments totaling $9.6 million over a six-year lease term ending November 30, 2020. The Company has the option to extend the lease term for one additional five-year period. Rent expense is recorded on a straight-line basis.
As part of the Company’s lease agreement, the Company established a letter of credit, secured by a restricted money market account, the balance of which is presented as restricted cash equivalents at March 31, 2019 and December 31, 2018.
The Company currently has two leases for the use of office and laboratory space in addition to the lease described below. The lease for the Company’s current headquarters in Cambridge, Massachusetts has a six-year term with a five-year renewal option. The other lease, for a much smaller office in Cambridge, Massachusetts, has a 30-month term without a renewal option.
The lease term for both of the Company’s Cambridge, Massachusetts leases includes the noncancelable period of the lease, plus any additional periods covered by either a) a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or b) an option to extend (or not to terminate) the lease controlled by the lessor.
Future lease payments for noncancelable operating leases as of March 31, 2019 is as follows:

Operating Leases(1)
Remaining 2019	1,336
2020	1,901
2021	193
Total undiscounted lease payments	3,430
Less: interest expense	302
Total lease liabilities	3,128
__________________________
(1) Excluded from the table above are the lease payments associated with the lease of office and laboratory space in Lexington, Massachusetts for the Company’s future headquarters. The Company has excluded its lease payments due to the commencement date not having occurred and a lease liability not yet having been recognized on its condensed consolidated balance sheet.
Payments due under each lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying asset and are recognized when the event on which those payments are assessed occurs. Neither of Dicerna’s leases contain residual value guarantees.
Under ASU No. 2016-02, Leases (Topic 842), the Company has elected to combine lease and non-lease components as a single component and not to recognize leases on the balance sheet with an initial term of one year or less.
The interest rate implicit in lease agreements is typically not readily determinable, and as such, the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
In addition, on January 2, 2019, Dicerna executed a lease for laboratory and office space in Lexington, Massachusetts that had not commenced as of March 31, 2019. As a result, the Company has not yet recognized a right-of-use (“ROU”) asset or lease liability on the condensed consolidated balance sheet for the lease. The term of the lease is seven years with approximately $30.1 million in fixed payments and variable payments based on the Company’s share of the lessor’s costs. Dicerna has the option to extend the lease term at a prevailing market rate as of the extension date, which is seven years after the lease commencement date. The Company currently expects the lease to commence in the fourth quarter of 2019.
The components of lease cost for the three months ended March 31, 2019 are as follows:

Three Months Ended March 31, 2019
Operating lease cost	$445
Variable lease cost	—
Total lease cost	$445

Amounts reported in the condensed consolidated balance sheets for leases where the Company is the lessee as of March 31, 2019 were as follows:

March 31, 2019
Operating leases
Operating lease ROU assets	$3,047
Operating lease liabilities	$3,128

Weighted average remaining lease term
Operating leases	1.80 years

Weighted average discount rate
Operating leases	10.00%
Other information related to leases for the three months ended March 31, 2019 is as follows:

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$456

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$3,414
8.    COMMITMENTS AND CONTINGENCIES
Alnylam Settlement
On June 10, 2015, Alnylam filed a complaint against the Company in the Superior Court of Middlesex County, Massachusetts alleging misappropriation of confidential, proprietary, and trade secret information, as well as other related claims, in connection with the Company’s hiring of a number of former employees of Merck & Co., Inc. (“Merck”) and its discussions with Merck regarding the acquisition of its subsidiary, Sirna Therapeutics, Inc., which was subsequently acquired by Alnylam.
On April 18, 2018, the Company and Alnylam entered into the Settlement Agreement, resolving all ongoing litigation between the Company and Alnylam. Pursuant to the terms of the Settlement Agreement, the Company agreed to make the following payments to Alnylam: (i) a $2.0 million upfront payment in cash, which the Company made in May 2018; (ii) an additional $13.0 million in cash to be paid as 10.0% of any upfront or first year cash consideration that the Company receives pursuant to future collaborations related to Ga1NAc-conjugated RNAi research and development (excluding any amounts received or to be received by the Company from its existing collaboration with BI), provided that the $13.0 million must be paid by no later than April 28, 2022; and (iii) issuance of shares of the Company’s common stock pursuant to the Alnylam Share Issuance Agreement.
At December 31, 2018, the outstanding balance of the litigation settlement payable was $10.5 million. The Company paid the remaining outstanding balance of litigation settlement payable in full on January 22, 2019.
Legal proceedings
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as factors described in Part II, Item 1A – “Risk Factors” and “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.

Overview
Dicerna Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on the discovery and development of innovative subcutaneously delivered ribonucleic acid (“RNA”) interference (“RNAi”)-based therapeutics using our GalXC RNAi platform for the treatment of diseases involving the liver, including rare diseases, viral infectious diseases, chronic liver diseases, and cardiovascular diseases. Within these therapeutic areas, we believe our GalXC RNAi platform will allow us to build a broad pipeline of therapeutics with attractive pharmaceutical properties, including a subcutaneous route of administration, infrequent dosing (e.g., dosing that is monthly or quarterly, and potentially even less frequent), high therapeutic index, and specificity to a single target gene. Our key development programs include DCR-PHXC for the treatment of primary hyperoxaluria (“PH”), for which we expect to begin dosing of patients in our registration trials in the second quarter of 2019; DCR-HBVS for the treatment of chronic hepatitis B virus (“HBV”), currently in a Phase 1 clinical trial; and an undisclosed product candidate against a serious rare liver disease, currently in Clinical Trial Application (“CTA”) or Investigational New Drug application (“IND”) enabling studies. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
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
We currently view our operations and manage our business as one segment, which is the discovery, research, and development of treatments based on our RNAi technology platform.
Development Programs
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. We are focusing our efforts on three priority therapeutic programs that currently have a Clinical Trial Application (“CTA”) filed, an Investigational New Drug application (“IND”) filed, or are in enabling studies in preparation to submit additional regulatory applications that will be necessary to initiate clinical trials. We are also focusing our efforts on a series of potential programs in the clinical candidate selection stage, or for which a provisional clinical candidate has been selected that may be elevated into IND/CTA enabling studies in the future, either on our own or in collaboration with larger pharmaceutical companies.
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

The table below sets forth the state of development of our various GalXC RNAi platform product candidates as of April 30, 2019.
Status of Dicerna Programs
Our current GalXC RNAi platform development programs are as follows:

•
Primary Hyperoxaluria. We are developing DCR-PHXC for the treatment of all types of PH. PH is a family of rare, inborn errors of metabolism in which the liver produces excessive levels of oxalate, which in turn causes damage to the kidneys and other tissues in the body.

Our Phase 1 clinical trial of DCR-PHXC called PHYOX has completed dosing. In preclinical models of PH,     DCR-PHXC reduces oxalate production to normal to near-normal levels. PHYOX is a Phase 1 single ascending-dose study of DCR-PHXC in healthy volunteers (“HVs”) and study participants with PH. The study is divided into two groups:

•	Group A is a placebo-controlled, single-blind, single center study, which has enrolled 25 HVs.

•	Group B is an open-label, multi-center study which enrolled 18 participants: 15 with PH type 1 (“PH1”) and three with PH type 2 (“PH2”).
The primary objective of the study is to evaluate the safety and tolerability of single doses of DCR-PHXC. The secondary objectives are to characterize the pharmacokinetics of single doses of DCR-PHXC in HVs and study participants with PH and to evaluate the pharmacodynamic effect of single doses of DCR-PHXC on biochemical markers in PH participants.
In May 2018, we received notice from the United States (“U.S.”) Food and Drug Administration (“FDA”) granting Orphan Drug Designation to DCR-PHXC for the treatment of PH. In August 2018, the European Medicines Agency’s Committee for Orphan Medicinal Products (“COMP”) designated DCR-PHXC as an orphan medicinal product for the treatment of PH in the European Union (“EU”). Currently, we are in the process of submitting requests for additional regulatory clearances necessary to commence clinical trials for our Phase 2 and Phase 3 studies in 2019. In discussions with the FDA, we have reached agreement with the FDA on the primary endpoint for the PHYOX™2 pivotal clinical trial, enrolling patients with PH1 and PH2, and alignment with the FDA regarding the path to full approval for the treatment of patients with PH1, as conveyed during a recent FDA Type A meeting. We plan to continue our dialogue with the FDA regarding endpoints for studies involving patients with PH2 and PH3 as part of the PHYOX clinical development program for DCR-PHXC. Additionally, we plan to enroll patients in our registration trial in the second quarter of 2019.
As of March 2019, all participants in both groups of the PHYOX study have been dosed. Participants in Group A were dosed at 0.3, 1.5, 3.0, 6.0, or 12-mg/kg, and Group A dosing was completed in March 2018. In Group B, participants with PH1 were dosed at 1.5, 3.0, and 6.0-mg/kg, and participants with PH2 were dosed at 1.5 or 3.0-mg/

kg. We first reported interim results from the PHYOX trial on September 5, 2018 and subsequently presented updated results (as of October 1, 2018) at Kidney Week in San Diego on October 25, 2018 and at the German Society of Pediatric Nephrology 50th Annual Meeting in Cologne, Germany on March 28, 2019.
As of March 2019, four serious adverse events (“SAEs”) – one mild, two moderate, and one severe – have occurred in three participants, although none was deemed related to the study drug. A total of nine participants (27%) dosed with DCR-PHXC experienced mild or moderate injection site reactions, all of which resolved without intervention within 96 hours. There have been no clinically significant changes in electrocardiography (“ECG”), vital signs, laboratory, or hematology values.
With respect to efficacy data in PHYOX, as of March 2019, a single 3.0-mg/kg dose of DCR-PHXC was associated with a mean maximal reduction of 24-hour urinary oxalate of 71% (range: 62% to 80%). The 3.0-mg/kg dose also brought urinary oxalate levels into the normal range (defined as 24-hour excretion <0.46 mmol) at one or more post-dose time points in four of five participants with PH1. The investigators also reported a mean maximal reduction in urinary oxalate of 51% (range: 28% to 72%) with a single 1.5-mg/kg dose, which led to near-normalization (defined as 24-hour excretion ≥0.46 to <0.60 mmol) in three of five participants with PH1. Additionally, among the three participants with PH1 dosed at 6.0-mg/kg, the mean maximal reduction in urinary oxalate was 76% (range: 58% to 100%); one participant in this cohort reached normalization and one reached near-normalization at one or more post-dose time points; one has not reached Day 57 and the other is still in follow-up and may not yet have reached maximal 24-hour urinary oxalate reductions.

•
Chronic Hepatitis B Virus infection. We have declared a GalXC RNAi platform-based product candidate for the treatment of chronic HBV, DCR-HBVS, and have initiated a Phase 1 clinical trial. We received CTA approval with the New Zealand Medicines and Medical Devices Safety Authority in November 2018 and ethics approval from the Health and Disability Ethics Committee in December 2018 for a Phase 1 clinical trial in HVs and patients with chronic HBV. The Phase 1 study was initiated in December 2018 and the first participants were dosed on January 24, 2019. We anticipate human proof of concept data to be available in the fourth quarter of 2019. In addition, we filed for regulatory clearance in Australia, Hong Kong, South Korea, and Thailand in December 2018.

Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBV surface antigen (“HBsAg”) and sustained HBV deoxyribonucleic acid (“DNA”) suppression in patient plasma or blood. DCR-HBVS targets HBV messenger RNA (“mRNA”) and leads to greater than 99% reduction in circulated HBsAg in mouse models of HBV infection. DCR-HBVS is comprised of a single GalXC molecule that targets HBV mRNAs within the HBsAg gene sequence region. In preclinical studies with a standard mouse model of HBV infection, we have found that targeting this region leads to superior HBsAg suppression, both in magnitude and duration of suppression, compared to targeting within the X gene sequence region. We believe that this difference in suppression derives from the role of the X gene product in indirectly regulating viral gene transcription such that the lack of X gene product leads to higher levels of viral gene transcription. Based on our preclinical studies, we hope to determine the potential of DCR-HBVS to reduce HBsAg and HBV DNA levels in the blood of HBV patients in a commercially attractive subcutaneous dosing paradigm.

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
Under the terms of the Lilly Collaboration Agreement, Lilly paid us a non-refundable, non-creditable upfront payment of $100.0 million and made a concurrent stated $100.0 million equity investment in us at a premium pursuant to a share issuance agreement between the parties (the “Lilly Share Issuance Agreement”). Under the Lilly Collaboration Agreement, we are also eligible to potentially receive up to approximately $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment due for each of the non-hepatocyte targets when a product achieves proof of principle in an animal model. In addition, the Lilly Collaboration Agreement also provides that Lilly will pay us mid-single to low-double digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. During the three months ended March 31, 2019, $0.5 million of revenue was recognized associated with the Lilly Collaboration Agreement.
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
Under the terms of the Alexion Collaboration Agreement, Alexion paid us a non-refundable, non-reimbursable, and non-creditable upfront payment of $22.0 million, with Alexion Pharmaceuticals making a concurrent stated $15.0 million equity investment at a premium in Dicerna pursuant to a share issuance agreement between us and Alexion Pharmaceuticals (the “Alexion Share Issuance Agreement”). The Alexion Collaboration Agreement also provides for potential additional payments to Dicerna of up to $600.0 million from proceeds from target option exercises and development and sales milestones, as defined in the agreement, which is comprised of option exercise fees of up to $20.0 million, representing $10.0 million for each of the candidates selected; development milestones of up to $105.0 million for each product; and aggregate sales milestones of up to $160.0 million. Under the agreement, Alexion will also pay us mid-single to low-double digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. During the three months ended March 31, 2019, we recognized $0.4 million in revenue associated with the Alexion Collaboration Agreement.
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
Under the terms of the ATA, in accordance with the terms of the BI Agreement, BI agreed to pay us a non-refundable upfront payment of $5.0 million to exercise its initial option for development related to the Additional Target. Under the terms of the ATA, during the term of the research program, BI will reimburse us for certain expenses. We are eligible to receive up to $170.0 million in potential development and commercial milestones related to the Additional Target. We are also eligible to receive tiered royalty payments on potential global net sales, subject to certain adjustments, in the mid-single digits. Other than as set forth in the ATA, development of the Additional Target will be subject to the terms of the BI Agreement. Under the ATA, if BI elects to exercise the second option, the parties would agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to Dicerna. BI would make another option fee payment to us of $5.0 million. During the three months ended March 31, 2019, $2.2 million of revenue was recognized associated with the BI Agreement.
Other Development Programs
We have also developed a wholly-owned clinical candidate, DCR‑BCAT, targeting the ß-catenin oncogene. DCR-BCAT is based on an extended version of our earlier generation non-GalXC RNAi technology and is delivered by our lipid nanoparticle (“LNP”) tumor delivery system, EnCore. We plan to out-license the DCR-BCAT opportunity, given our focus on our GalXC platform-based programs.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. On an ongoing basis, we evaluate these estimates and judgments. Actual results may differ from these estimates and could have a material impact on our condensed consolidated financial statements.
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the SEC on March 13, 2019. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2019 from those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 13, 2019.
Recent Accounting Pronouncement
A summary of significant recent accounting pronouncements that we have adopted or expect to adopt is included in Note 1 – Description of Business and Basis of Presentation to our condensed consolidated financial statements (see Part I, Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q). Additional information regarding relevant accounting pronouncements is provided below.
Adopted in 2019
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended by multiple standards updates, in order to increase transparency and comparability among organizations by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The most significant change arising from the new standard is the recognition of right-of-use (“ROU”) assets and lease liabilities for leases classified as operating leases. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases. Companies are also required to recognize and measure leases existing at, or entered into after, the adoption date using a modified retrospective approach, with certain practical expedients available. Comparative periods prior to adoption have not been retrospectively adjusted.
We adopted the standard effective January 1, 2019 and elected the package of three practical expedients that permitted an entity to a) not reassess whether expired or existing contracts contain leases, b) not reassess lease classification for existing or expired leases, and c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard.
Upon adoption, we recorded ROU assets of $2.7 million and lease liabilities of $2.8 million. The standard did not have a material impact on the statement of operations or statement of cash flows.
Recent Developments
Lexington lease
On January 2, 2019, we entered into a non-cancelable real property lease agreement with Hayden Office Trust under a Declaration of Trust dated August 24, 1977, as the same may have been amended, for 80,872 square feet of laboratory and office space in Lexington, Massachusetts (the “Lexington Lease”). We intend to move our corporate headquarters and research facility to this location upon occupancy, which is expected to occur in the fourth quarter of 2019.
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
Executive Summary
Our results of operations and liquidity and capital resources for and as of the three months ended March 31, 2019 reflect the following:

•
On January 1, 2019, we implemented the new lease accounting standard issued by the Financial Accounting Standards Board, Leases (Topic 842). Upon adoption, we recorded a right-of-use asset of $2.7 million which is recorded in noncurrent assets in the condensed consolidated balance sheet, a short-term lease liability of $1.4 million, and a long-term lease liability of $1.4 million. As of March 31, 2019, the right-of-use asset was $3.0 million, and the short-term and long-term lease liabilities were $1.8 million and $1.4 million, respectively.

•
On January 2, 2019, we entered into a seven-year non-cancelable real property lease agreement for 80,872 square feet of laboratory and office space in Lexington, Massachusetts. We intend to move our corporate headquarters and research facility to this location in the fourth quarter of 2019.

•
On January 4, 2019, we entered into a non-cancelable real property sublease agreement for 9,653 square feet of office space in Cambridge, Massachusetts. The term of the sublease commenced on January 11, 2019 and extends through the sublease expiration date of July 30, 2021.

•
In January 2019, we received an upfront payment from Lilly associated with a collaboration agreement executed in October 2018 to which we were a party. The collaboration agreement with Lilly is for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegeneration, and pain.

•	In February 2019, we received a non-refundable payment of $5.0 million upon the agreement of a research work plan and budget pursuant to BI’s exercise of its Second Target option in October 2018.

•
Revenue from collaborative arrangements during the three months ended March 31, 2019 reflects $0.5 million, $0.4 million, and $2.2 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $1.5 million solely related to the BI collaboration during the three months ended March 31, 2018.

•
On April 26, 2019, we were notified that Dicerna was awarded $1.1 million in tax incentives through the Massachusetts Life Sciences Center’s 2018 Tax Incentive Program. This incentive amount is based on our hiring commitment of new full-time equivalent employees for the 2019 calendar year and is subject to clawback should we not hire the number of Massachusetts employees for which we have committed.

Financial Operations Overview
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
BI Agreements
On October 27, 2017, we entered into the BI Agreement, as discussed above, pursuant to which we were entitled to receive a non-refundable upfront payment of $10.0 million. The deliverables at the effective date of the BI Agreement include delivery of intellectual property, conducting agreed-upon research program services, and providing BI the exclusive option right to reserve additional targets. We concluded that the performance of additional research for any additional target, if the underlying target option is exercised by BI, is not a deliverable of the agreement at inception because it is a substantive option and is not priced at a significant and incremental discount. Milestone payments that are contingent upon our performance under the BI Agreement include developmental milestones, as defined in the agreement, totaling $99.0 million. We view these milestones as substantive and have excluded the amounts from allocable consideration at the outset of the arrangement. All potential commercial milestones, as defined in the agreement, totaling $95.0 million, will be accounted for in the same manner as royalties and recorded as revenue upon achievement of the applicable milestone, assuming all other revenue recognition criteria are met.
In October 2018, BI exercised their option under the BI Agreement to add the development of product candidates targeting an additional gene (the “Additional Target”) to the development activities governed by the BI Agreement. On December 31, 2018, we entered into an Additional Target Agreement (the “ATA”) with BI. The ATA requires the parties to agree on a research work plan and budget for the Additional Target, which triggered the payment of a $5.0 million option exercise fee. The ATA also amends the BI Agreement to provide BI with the option to add the development of product candidates targeting a further additional undisclosed gene for a three-year period, and to provide for the delivery of a replacement product candidate by us to BI in the event that a product candidate under the BI Agreement or the ATA fails at certain stages of preclinical or clinical development.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, and support functions. Other general and administrative expenses include travel expenses, professional fees for legal (excluding litigation expenses), audit, tax, and other professional services, and allocated facility-related costs not otherwise included in research and development expenses.
Litigation expense
Litigation expense consists of legal fees and expenses solely related to the litigation with Alnylam Pharmaceuticals, Inc.
Interest income
Interest income consists of interest income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents.

Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	$ CHANGE	% CHANGE
Revenue from collaborative arrangements	$3,107	$1,545	$1,562	101.1%
Operating expenses:
Research and development	21,603	9,893	11,710	118.4%
General and administrative	9,676	4,335	5,341	123.2%
Litigation expense	—	3,184	(3,184)	(100.0)%
Total operating expenses	31,279	17,412	13,867	79.6%
Loss from operations	(28,172)	(15,867)	(12,305)	77.6%
Interest income	2,018	288	1,730	600.7%
Net loss	(26,154)	(15,579)	(10,575)	67.9%
Revenue from collaborative arrangements
Revenue from collaborative arrangements during the three months ended March 31, 2019 reflects $0.5 million, $0.4 million, and $2.2 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $1.5 million solely related to the BI collaboration during the three months ended March 31, 2018. We do not expect to generate any product revenue for the foreseeable future.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	$ CHANGE	% CHANGE
Direct research and development expenses	$11,374	$4,765	$6,609	138.7%
Platform-related expenses	2,702	1,113	1,589	142.8%
Employee-related expenses	6,565	3,202	3,363	105.0%
Facilities, depreciation, and other expenses	962	813	149	18.3%
Total	$21,603	$9,893	$11,710	118.4%
Research and development expenses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to direct research and development expenses and employee-related expenses. The $6.6 million increase in direct research and development expenses in the three months ended March 31, 2019 included a $4.6 million increase in manufacturing costs to support our clinical studies and a $2.7 million increase in clinical study costs, reflecting increased activities associated with our DCR-PHXC and DCR-HBVS programs. These costs were partially offset by a $1.3 million decrease in preclinical study costs. Research and development expenses was also impacted by a $3.4 million increase in employee-related expenses, such as compensation and benefits, as a result of an 121.1% increase in research and development headcount to support our growth.
We expect our overall research and development expenses to continue to increase for the foreseeable future, primarily as we complete clinical manufacturing activities, advance preclinical toxicology studies, continue clinical activities associated with our lead product candidates, and increase activities under the Lilly and Alexion agreements.
General and administrative expenses
General and administrative expenses increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in the three months ended March 31, 2019 is primarily related to a $3.1 million increase in employee-

related expenses, due to increased stock-based compensation and headcount growth, and a $0.8 million increase in general and business development consulting costs. Our use of consultants increased largely due to support for new product and business development initiatives, as well as accounting support for the implementation of new accounting standards and preparation for our planned compliance with Sarbanes-Oxley Section 404(b) in 2019.
Litigation expenses
The three months ended March 31, 2018 included $3.2 million of litigation fees, which were comprised solely of expenses associated with the litigation with Alnylam that was settled in the second quarter of 2018.
Interest income
Interest income primarily represents interest earned from our money market accounts and held-to-maturity investments. The increase for the three months ended March 31, 2019 was largely due to higher held-to-maturity investments balances primarily resulting from our follow-on public offering in September 2018 and the collaboration agreements executed with Lilly and Alexion in October 2018.
Liquidity and Capital Resources
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements with Lilly, Alexion, and BI. As of March 31, 2019, we had cash, cash equivalents, and held-to-maturity investments of $371.2 million compared to $302.6 million as of December 31, 2018. The balance of cash, cash equivalents, and held-to-maturity investments as of March 31, 2019 includes the receipt of an additional $105.0 million in proceeds from the Lilly and BI collaborations, which were partially offset by the $10.5 million final settlement payment to Alnylam.
In October 2018, we entered into collaboration agreements with both Alexion and Lilly. The amount of cash generated from upfront payments and equity investments in both collaborations provides us with sufficient resources to continue our planned operations and clinical activities beyond the year ended December 31, 2020.
Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$72,287	$(16,451)
Net cash provided by (used in) investing activities	$36,269	$(9,924)
Net cash provided by financing activities	$146	$632

Operating activities
Net cash provided by operating activities increased $88.7 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to a $100.0 million decrease in contract receivables as a result of the receipt the upfront cash payment from Lilly in January 2019 in connection with our collaboration agreement.
Investing activities
Net cash provided by investing activities increased $46.2 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increase in net cash provided by investing activities primarily relates to a $68.0 million increase in the maturities of held-to-maturity securities, partially offset by a $19.7 million increase in purchases of held-to-maturity investments.
Financing activities
Net cash provided by financing activities decreased $0.5 million in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to lower proceeds from exercises of common stock warrants, stock options, and stock issuances under Employee Stock Purchase Plan during the three months ended March 31, 2019.
Funding requirements
We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plans for at least the 12-month period following May 9, 2019.
We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
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
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of March 31, 2019 (amounts in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations*	$3,430	$1,846	$1,584	$—	$—
______________________________________

*
Represents future minimum lease payments under our existing non-cancelable operating leases for our offices and laboratory space in Cambridge, Massachusetts, for which the end of the lease terms are November 30, 2020 and July 30, 2021. Excluded from the table above are fixed lease payments of $30.1 million associated with our lease of office and laboratory space in Lexington, Massachusetts for our future headquarters. Such lease payments were excluded as the commencement date has not yet occurred and a lease liability has not yet been recognized on our condensed consolidated balance sheet.

We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheet or in the table above since the achievement and timing of these milestones were not probable or estimable as of March 31, 2019.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2019 we had cash, cash equivalents, and held-to-maturity investments of $371.2 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended March 31, 2019, which was identified in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time we may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results, and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs or expenses directly, which could be substantial.

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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2019, we had $371.2 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, the Company believes that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plan beyond 2020. However, to the extent our clinical and operating plan changes, and to fund our operations beyond 2020, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2019, we had an accumulated deficit of $431.0 million. For the quarter ended March 31, 2019 and for the years ended December 31, 2018, 2017, and 2016, our net loss attributable to common stockholders was $26.2 million, $88.9 million, $80.3 million, and $59.5 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
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
We currently have no products on the market and all of our product candidates are in early stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including ethics committee approval to conduct clinical trials at particular sites, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials.
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
We have entered into collaboration agreements with Lilly, an affiliate of Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and BI (our “Collaboration Partners”) providing joint development of certain RNAi therapies. The success of our collaborations with our Collaboration Partners and the realization of the milestone and royalty payments under the collaboration agreements depends upon the efforts of our Collaboration Partners, any of which may not be successful in obtaining approvals for the product candidates developed under the collaboration or in marketing, or arranging for necessary supply, manufacturing, or distribution relationships for, any approved products. Our Collaboration Partners may change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed, or no additional payments to us under the collaboration agreements. Our Collaboration Partners have a variety of marketed products and product candidates under collaboration with other companies, possibly including some of our competitors, and our Collaboration Partners’ own corporate objectives may not be consistent with our interests. If our Collaboration Partners fail to develop, obtain regulatory approval for, or ultimately commercialize any product candidate under our collaborations, or if any of our Collaboration Partners terminates their applicable collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Each of our collaboration agreements is terminable by the applicable collaboration partner any time at will, subject to compliance with applicable notice periods. In addition, if we have a dispute or enter into litigation with any of our Collaboration Partners in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities, and generate substantial expense.
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
Despite the use of off-site (cloud-based) information storage systems for certain key corporate information, our internal information technology and other infrastructure systems, including corporate firewalls, servers, leased lines, and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work. While we qualify and seek to ensure our cloud-based information systems have appropriate cybersecurity and operations controls, we are dependent on third parties to assure their operations meet our information technology requirements.
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
The investment of our cash and cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of March 31, 2019, we had $371.2 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of March 31, 2019, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included over 55 issued patents or allowed patent applications and at least 80 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We may, in the future, rely on intellectual property rights licensed from third parties to protect our technology, including licenses that give us rights to third-party intellectual property that is necessary or useful for our business. We also may license additional third-party intellectual property in the future. Our success may depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, such patents may have claim breadth coverage insufficient to protect our interests, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense certain of our rights under our third-party licenses to BI and may sublicense such rights to current or future collaborators. Any impairment of these sublicensed rights could result in reduced revenue under our collaboration agreement with BI or result in termination of an agreement by one or more of our existing or any other future collaborators.
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
Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. Any trademark litigation could be expensive. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential collaborators or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.
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
Among the provisions of the ACA addressing coverage and reimbursement of pharmaceutical products, of importance to our potential therapeutic candidates are the following:

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
Also, in 2018, the Right to Try Act of 2018 provided a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior

June 30 or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through March 31, 2019, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:

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
As of March 31, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 65% of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
We are not currently required to comply with the rules of the SEC that implement Section 404(b) of the Sarbanes-Oxley Act. Pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
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
In addition, we have a significant number of securities allowing the purchase of our common stock. As of May 6, 2019, we also had 5,774,971 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 11,619,789 shares of our common stock outstanding and warrants to purchase 2,198 shares of our common stock outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of May 6, 2019, we had 68,323,979 shares of common stock outstanding, all of which, other than shares held by our collaboration partners, Alexion and Lilly, which are subject to certain lock-up provisions, and shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.
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
On May 7, 2019, the Company approved an amendment and restatement (the “Amendment and Restatement”) to that certain performance incentive plan, as amended and restated (the “Amended and Restated 2014 Performance Incentive Plan”). The Amendment and Restatement updates the plan to reflect recent amendments to Section 162(m) of the Internal Revenue Code made by the Tax Cuts and Jobs Act.

The foregoing summary is qualified in its entirety by reference to the full text of the Amendment and Restatement, which is attached hereto as Exhibit 10.2 and incorporated by reference herein.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	February 5, 2014
10.1*	Lease Agreement between the Company and Hayden Office Trust, dated as of January 2, 2019.
10.1.1*	First Amendment to Lease Agreement between the Company and Hayden Office Trust, dated as of March 6, 2019.
10.2*+	Amended and Restated 2014 Performance Incentive Plan, as amended and restated on May 7, 2019.
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
______________________
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

DICERNA PHARMACEUTICALS, INC.

Date: May 10, 2019	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)