Form 10-Q
period 2019-06-30
Dicerna Pharmaceuticals Inc
filed 2019-08-08
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of August 5, 2019, there were 68,360,051 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•
our dependence on our existing collaborators, Eli Lilly and Company, Alexion Pharmaceuticals, Inc., and Boehringer Ingelheim International GmbH, for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;

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
DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	JUNE 30, 2019	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,321	$54,239
Held-to-maturity investments	244,969	248,387
Contract receivables	—	100,000
Prepaid expenses and other current assets	4,958	2,888
Total current assets	350,248	405,514
NONCURRENT ASSETS:
Property and equipment, net	4,915	2,718
Right-of-use asset	2,627	—
Restricted cash equivalents	3,544	744
Other noncurrent assets	62	65
Total noncurrent assets	11,148	3,527
TOTAL ASSETS	$361,396	$409,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,636	$5,013
Accrued expenses and other current liabilities	10,515	9,649
Lease liability, current	1,648	—
Litigation settlement payable	—	10,500
Deferred revenue, current	78,073	68,893
Total current liabilities	95,872	94,055
NONCURRENT LIABILITIES:
Lease liability, noncurrent	1,035	—
Deferred revenue, noncurrent	104,324	114,293
Total noncurrent liabilities	105,359	114,293
TOTAL LIABILITIES	201,231	208,348
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 or December 31, 2018	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 68,360,051 and 68,210,742 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	615,014	605,495
Accumulated deficit	(454,856)	(404,809)
Total stockholders’ equity	160,165	200,693
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$361,396	$409,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Revenue from collaborative arrangements	$5,682	$1,545	$8,789	$3,090
Operating expenses:
Research and development	22,832	10,339	44,435	20,232
General and administrative	8,831	4,760	18,507	9,095
Litigation expense	—	22,244	—	25,428
Total operating expenses	31,663	37,343	62,942	54,755
Loss from operations	(25,981)	(35,798)	(54,153)	(51,665)
Other income (expense):
Interest income	2,136	330	4,154	619
Interest expense	—	(176)	—	(176)
Total other income, net	2,136	154	4,154	443
Net loss	$(23,845)	$(35,644)	$(49,999)	$(51,222)
Net loss per share – basic and diluted	$(0.35)	$(0.68)	$(0.73)	$(0.98)
Weighted average common shares outstanding – basic and diluted	68,323,850	52,555,751	68,292,212	52,141,849
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	SIX MONTHS ENDED JUNE 30, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2019	68,210,742	$7	$605,495	$(404,809)	$200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	78,164	—	353	—	353
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	4,784	43	4,827
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	(91)	(91)
Net loss	—	—	—	(26,154)	(26,154)
BALANCE – March 31, 2019	68,288,906	7	610,632	(431,011)	179,628
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	71,145	—	489	—	489
Stock-based compensation expense	—	—	3,893	—	3,893
Net loss	—	—	—	(23,845)	(23,845)
BALANCE – June 30, 2019	68,360,051	$7	$615,014	$(454,856)	$160,165

	SIX MONTHS ENDED JUNE 30, 2018
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2018	51,644,841	$5	$417,037	$(315,956)	$101,086
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	130,362	—	667	—	667
Vesting of restricted common stock	10,000	—	—	—	—
Settlement of restricted stock for tax withholding	(3,774)	—	(35)	—	(35)
Stock-based compensation expense	—	—	1,747	—	1,747
Net loss	—	—	—	(15,579)	(15,579)
BALANCE – March 31, 2018	51,781,429	5	419,416	(331,535)	87,886
Issuance of common stock to Alnylam Pharmaceuticals, Inc.	983,208	—	10,315	—	10,315
Exercise of warrants to purchase common stock	45,710	—	49	—	49
Exercises of common stock options	57,424	—	191	—	191
Stock-based compensation expense	—	—	1,778	—	1,778
Net loss	—	—	—	(35,644)	(35,644)
BALANCE – June 30, 2018	52,867,771	$5	$431,749	$(367,179)	$64,575
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,999)	$(51,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash litigation expense	—	10,315
Stock-based compensation expense	8,720	3,525
Depreciation and amortization expense	539	393
Amortization of premium on investments	(2,297)	(195)
Lease expense	916	—
Changes in operating assets and liabilities:
Litigation settlement payable	(10,500)	8,904
Deferred revenue	(789)	(3,090)
Prepaid expenses and other assets	(2,067)	(313)
Accounts payable	1,795	(1,163)
Contract receivables	100,000	—
Accrued expenses and other liabilities	866	573
Lease liability	(952)	—
Net cash provided by (used in) operating activities	46,232	(32,273)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	228,000	35,000
Purchases of held-to-maturity investments	(222,286)	(29,790)
Purchases of property and equipment	(3,856)	(173)
Net cash provided by investing activities	1,858	5,037
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of common stock offering costs	(50)	—
Proceeds from exercises of common stock warrants, stock options, and issuances under Employee Stock Purchase Plan	842	908
Settlement of restricted stock for tax withholding	—	(35)
Net cash provided by financing activities	792	873
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	48,882	(26,363)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	54,983	69,533
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$103,865	$43,170

SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$667	$—
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$527	$6

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	SIX MONTHS ENDED JUNE 30,
	2019	2018
Cash and cash equivalents	$100,321	$42,426
Restricted cash equivalents	3,544	744
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$103,865	$43,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
DicernaTM Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and headquartered in Cambridge, Massachusetts, is a biopharmaceutical company using ribonucleic acid (“RNA”) interference (“RNAi”) to develop medicines that silence genes that cause disease. The Company’s proprietary GalXCTM technology is being applied to develop potent, selective, and safe RNAi therapies to treat diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases, and viral infectious diseases. Dicerna aims to treat disease by addressing the underlying causes of illness with capabilities that extend beyond the liver to address a broad range of diseases, focusing on target genes where connections between gene and disease are well understood and documented. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2019 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2019 and 2018. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for any other interim period, or for any other future year.
Significant judgments and estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the Company’s condensed consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to revenue recognition, stock-based compensation, and accrued expenses. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.
Summary of significant accounting policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10‑K, except as a result of adopting the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), as discussed below:
Leases
The Company determines if an arrangement is a lease at inception. Leases with a term greater than one year are presented on the balance sheet as right-of-use (“ROU”) assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize leases with terms of one year or less on its balance sheet. At the commencement date, operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. Operating lease cost is recognized over the expected term on a straight-line basis.

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
The Company adopted the standard effective January 1, 2019 and elected the package of three practical expedients that permitted an entity to (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases, and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. In addition, the Company has elected to combine lease and non-lease components as a single component and not to recognize leases on the balance sheet with an initial term of one year or less.
Upon adoption, the Company recorded ROU assets of $2.7 million and lease liabilities of $2.8 million. The standard did not have a material impact on the statement of operations or statement of cash flows.
2.    NET LOSS PER SHARE
The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding. In periods of net income, the Company’s accounting policy includes allocating a proportional share of net income to participating securities, as determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods when the Company incurs a net loss, the Company does not allocate a loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of stock options, warrants, and nonvested restricted stock that are outstanding during the period, except where such non-participating securities would be anti‑dilutive. The outstanding securities presented below were excluded from the calculation of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss per share during the three and six months ended on the dates presented.

	JUNE 30, 2019	JUNE 30, 2018
Options to purchase common stock	11,973,016	7,556,554
Warrants to purchase common stock	2,198	2,198
Total	11,975,214	7,558,752
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

The following tables provide information relating to the Company’s held-to-maturity investments:

	JUNE 30, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$244,969	$245	$—	$245,214

	DECEMBER 31, 2018
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$248,387	$—	$(43)	$248,344
4.    FAIR VALUE MEASUREMENTS
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions, the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs, such as quoted prices in active markets;

•	Level 2 – inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.
A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis is presented below:

	JUNE 30, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$101,447	$101,447	$—	$—
Held-to-maturity investments
U.S. Treasury securities	245,214	—	245,214	—
Restricted cash equivalents
Money market funds	3,544	3,544	—	—
Total	$350,205	$104,991	$245,214	$—

	DECEMBER 31, 2018
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$44,886	$44,886	$—	$—
Held-to-maturity investments
U.S. Treasury securities	248,344	—	248,344	—
Restricted cash equivalents
Money market funds	744	744	—	—
Total	$293,974	$45,630	$248,344	$—
The Company’s cash equivalents and restricted cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of June 30, 2019 and December 31, 2018.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of June 30, 2019 and December 31, 2018.
As of June 30, 2019 and December 31, 2018, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
The litigation settlement payable at December 31, 2018 represents the remaining cash obligation payable to Alnylam Pharmaceuticals, Inc. (“Alnylam”) (see Note 8) under the terms of the Settlement & Release Agreement executed between the parties on April 28, 2018 (“Settlement Agreement”). The litigation settlement payable was recorded as the present value of the future cash payments to be made by the Company under the terms of the Settlement Agreement. As the present value of the litigation settlement payable was determined using market rates based on the nature of the obligation and the Company’s creditworthiness, the carrying value approximates the fair value.
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
The Company concluded that Lilly is a customer in this arrangement, and as such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified contract promises under the Combined Agreements for licenses of intellectual property and know-how rights, associated research and development services for targets and for a new platform, and participation on a joint steering committee. The Company determined that the contract promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that there is a single identified combined performance obligation.
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
The Company recognized $2.6 million and $3.1 million of revenue under the Lilly Collaboration Agreement during the three and six months ended June 30, 2019, respectively. The amount of the Company’s partially unsatisfied performance obligation, recorded as a contract liability presented in deferred revenue at June 30, 2019, is $145.6 million, of which $62.1 million is included in the current portion of deferred revenue. As of June 30, 2019, the Company expected to recognize this amount over the remaining research term of the agreement, which is expected to extend through the first quarter of 2022, with the majority being recognized through the fourth quarter of 2021.
Alexion collaboration and equity agreements
On October 22, 2018, the Company and Alexion entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”). The Alexion Collaboration Agreement is for the joint discovery and development of RNAi therapies for complement-mediated diseases. Under the terms of the Alexion Collaboration Agreement, the Company and Alexion will collaborate on the discovery and development of subcutaneously delivered GalXC candidates, currently in preclinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. The Company will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. The Company will be responsible for manufacturing of the GalXC candidates through the completion of Phase 1, and the related costs will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1. The Alexion Collaboration Agreement provides Alexion with exclusive worldwide licenses as well as development and commercial rights for two of the Company’s preclinical, subcutaneously delivered GalXC RNAi candidates and an exclusive option for the discovery and development of GalXC RNAi candidates against two additional complement pathway targets.
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
During the three and six months ended June 30, 2019, the Company recognized $1.1 million and $1.5 million as revenue under the Alexion Agreements, respectively. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded as deferred revenue at June 30, 2019 is $32.8 million, of which $12.5 million is included in the current portion of deferred revenue. As of June 30, 2019, the Company expects to recognize this amount over the remaining research program term, which is estimated to extend through the fourth quarter of 2023, with the majority being recognized through the fourth quarter of 2021.
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
The $10.3 million transaction price for the first target is being recognized through July 2019, which represents the Company’s best estimate of the period during which it will be obligated to provide research support services to BI. Related revenue is recognized on a straight-line basis, which is, in management’s judgment, an appropriate measure of progress toward satisfying the performance obligation. The Company recognized $1.3 million and $2.7 million associated with the first target under the BI Agreement during the three and six months ended June 30, 2019, respectively. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded as deferred revenue at June 30, 2019 is $0.5 million, all of which is included in the current portion of deferred revenue.
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

The $5.0 million transaction price began being recognized as revenue in January 2019 and will be recognized over the Company’s best estimate of the period during which it will be obligated to provide research support services to BI, currently estimated to end in August 2020.
Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation, largely in absence of evidence that obligations are fulfilled in a specific pattern. The Company recognized $0.7 million and $1.5 million associated with the Second Target under the BI Agreement during the three and six months ended June 30, 2019, respectively. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligation and recorded as deferred revenue at June 30, 2019 is $3.5 million, $3.0 million of which is included in the current portion of deferred revenue.
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
The following table presents changes in the Company’s aggregate deferred revenue balances for each reporting period:

	SIX MONTHS ENDED JUNE 30, 2019
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$183,186	$8,000	$(8,789)	$182,397

	YEAR ENDED DECEMBER 31, 2018
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$9,270	$180,092	$(6,176)	$183,186
6.    STOCK-BASED COMPENSATION

On May 7, 2019, the Company approved a further amendment and restatement (the “Amendment and Restatement”) to its 2014 amended and restated performance incentive plan (the “Amended and Restated 2014 Performance Incentive Plan”). The Amendment and Restatement updated the plan to reflect recent amendments to Section 162(m) of the Internal Revenue Code made by the Tax Cuts and Jobs Act.
During the three and six months ended June 30, 2019, the Company granted stock options to purchase 891,500 and 4,456,000 shares of common stock with aggregate grant date fair values of $8.5 million and $37.3 million, respectively, compared to stock options to purchase 442,000 and 1,761,350 shares of common stock granted with aggregate grant date fair values of $3.8 million and $12.3 million for the three and six months ended June 30, 2018, respectively.

The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

THREE MONTHS ENDED JUNE 30,
	2019	2018
Common stock price	$12.12 - $15.44	$9.14 - $14.41
Expected option term (in years)	5.28 - 6.05	5.50 - 6.25
Expected volatility	79.12% - 80.80%	76.82% - 78.33%
Risk-free interest rate	1.75% - 2.35%	2.65% - 2.84%
Expected dividend yield	—%	—%

SIX MONTHS ENDED JUNE 30,
	2019	2018
Common stock price	$10.31 - $15.44	$9.14 - $14.41
Expected option term (in years)	5.28 - 6.07	5.50 - 6.25
Expected volatility	78.79% - 80.80%	75.89% - 78.33%
Risk-free interest rate	1.75% - 2.62%	2.32% - 2.84%
Expected dividend yield	—%	—%
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED JUNE 30,
	2019	2018
Research and development expenses	$1,901	$750
General and administrative expenses	1,992	1,028
Total	$3,893	$1,778

	SIX MONTHS ENDED JUNE 30,
	2019	2018
Research and development expenses	$3,759	$1,557
General and administrative expenses	4,961	1,968
Total	$8,720	$3,525

7.	LEASES
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
As part of the Company’s lease agreement, the Company established a letter of credit, secured by a restricted money market account, the balance of which is presented as restricted cash equivalents at June 30, 2019 and December 31, 2018.
The Company currently has two leases for the use of office and laboratory space in addition to the lease described below. The lease for the Company’s current headquarters in Cambridge, Massachusetts has a six-year term with a five-year renewal option. The other lease, for a much smaller office in Cambridge, Massachusetts, has a 30-month term without a renewal option.
The lease term for both of the Company’s Cambridge, Massachusetts leases includes the noncancelable period of the lease, plus any additional periods covered by either (a) a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or (b) an option to extend (or not to terminate) the lease controlled by the lessor.

Future lease payments for noncancelable operating leases as of June 30, 2019 is as follows:

OPERATING LEASES(1)
Remaining 2019	$830
2020	1,901
2021	193
Total undiscounted operating lease payments	2,924
Less: imputed interest expense	(241)
Total operating lease liabilities	$2,683
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
In addition, on January 2, 2019, Dicerna executed a lease for laboratory and office space in Lexington, Massachusetts that had not commenced as of June 30, 2019. As a result, the Company has not yet recognized an ROU asset or lease liability on the condensed consolidated balance sheet for the lease. The term of the lease is seven years with approximately $30.1 million in fixed payments and variable payments. Dicerna has the option to extend the lease term at a prevailing market rate as of the extension date, which is seven years after the lease commencement date. The Company currently expects the lease to commence in the fourth quarter of 2019.
The components of lease cost for the three and six months ended June 30, 2019 are as follows:

	THREE MONTHS ENDED JUNE 30, 2019	SIX MONTHS ENDED JUNE 30, 2019
Operating lease cost	$471	$916
Variable lease cost	278	586
Total lease cost	$749	$1,502
Amounts reported in the condensed consolidated balance sheet for leases where the Company is the lessee as of June 30, 2019 were as follows:

JUNE 30, 2019
Operating leases
Operating lease ROU assets	$2,627
Operating lease liabilities	$2,683

Weighted average remaining lease term
Operating leases	1.56 years

Weighted average discount rate
Operating leases	10.00%

Other information related to leases for the six months ended June 30, 2019 is as follows:

SIX MONTHS ENDED JUNE 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$952

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$3,414
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
Legal proceedings
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2019.

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

Overview
DicernaTM Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company using ribonucleic acid (“RNA”) interference (“RNAi”) to develop medicines that silence genes that cause disease. The Company’s proprietary GalXCTM technology is being applied to develop potent, selective, and safe RNAi therapies to treat diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases, and viral infectious diseases. Dicerna aims to treat disease by addressing the underlying causes of illness with capabilities that extend beyond the liver to address a broad range of diseases, focusing on target genes where connections between gene and disease are well understood and documented. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
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
The GalXC RNAi platform supports Dicerna’s long-term strategy to retain a full or substantial ownership stake, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in diseases with focused patient populations, such as certain rare diseases. We see such diseases as representing opportunities that carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and the potential for more rapid clinical development programs. For more complex diseases with multiple gene dysfunctions and larger patient populations, we are pursuing collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment, which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.
Development Programs
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. We are focusing our efforts on three priority therapeutic programs for which we currently have a Clinical Trial Application (“CTA”) filed, an Investigational New Drug (“IND”) application filed, or are in enabling studies in preparation to submit additional regulatory applications that will be necessary to initiate clinical trials. We are also evaluating a series of potential programs in the clinical candidate selection stage, or for which a provisional clinical candidate has been selected that may be elevated into IND/CTA-enabling studies in the future, either on our own or in collaboration with larger pharmaceutical companies.
Our three priority programs are: DCR-PHXC for the treatment of primary hyperoxaluria (“PH”), DCR-HBVS for the treatment of chronic hepatitis B virus (“HBV”) infection, and DCR-A1AT for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease. Our potential programs include additional rare disease programs, a program for the treatment of hypercholesterolemia, and multiple programs in various therapeutic areas involving liver function.

The table below sets forth the state of development of our various GalXC RNAi platform product candidates as of August 8, 2019.
Status of Dicerna Programs
Our current GalXC RNAi platform development programs are as follows:

•
Primary Hyperoxaluria. We are developing DCR-PHXC for the treatment of all types of PH. PH is a family of severe, rare, genetic liver disorders characterized by overproduction of oxalate, a natural chemical in the body that is normally eliminated as waste through the kidneys. In patients with PH, the kidneys are unable to eliminate the large amount of oxalate that is produced. The accumulation of oxalate can result in severe damage to the kidneys and other organs.

In May 2018, we received notice from the United States (“U.S.”) Food and Drug Administration (“FDA”) granting Orphan Drug Designation to DCR-PHXC for the treatment of PH. In August 2018, the European Medicines Agency’s Committee for Orphan Medicinal Products designated DCR-PHXC as an orphan medicinal product for the treatment of PH in the European Union (“EU”). We received approval to proceed with the Phase 2 (“PHYOX2”) and Phase 3 (“PHYOX3”) studies in 2019 in a subset of the countries in which we intend to open trial sites. In one of the countries in which we already have approval, we initiated dosing of participants rolling over from the PHYOX™1 single-dose study into the recently approved PHYOX3 study, a long-term, multi-dose, open label, roll-over extension study. Additionally, we plan to enroll patients in our registration trial, PHYOX2, in the fourth quarter of 2019. In discussions with the FDA, we reached agreement with the FDA on the primary endpoint for the PHYOX2 pivotal clinical trial, and alignment with the FDA regarding the path to full approval for the treatment of patients with PH type 1 (“PH1”), as conveyed during a recent FDA Type A meeting. In July 2019, we received Breakthrough Therapy Designation from the FDA for the development of DCR-PHXC for the treatment of PH1. We plan to continue our dialogue with the FDA regarding endpoints for studies involving patients with PH type 2 (“PH2”) and PH type 3 as part of the PHYOX clinical development program for DCR-PHXC and potentially an expansion of the Breakthrough Therapy Designation.

Our Phase 1 clinical trial of DCR-PHXC called PHYOX1 has completed dosing. PHYOX1 is a Phase 1 single ascending-dose study of DCR-PHXC in healthy volunteers (“HVs”) and study participants with PH1 and PH2. The primary objective of the study is to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of DCR-PHXC. Secondary endpoints include the change in 24-hour urinary oxalate excretion from baseline, defined as the mean of two 24-hour collections during screening. The trial is divided into two groups:

•
Group A is a placebo-controlled, single-blind study and includes 25 HVs at a single site in the United Kingdom with five cohorts dosed at 0.3, 1.5, 3.0, 6.0 or 12.0-mg/kg of DCR-PHXC or placebo (3:2 randomization).

•
Group B is an open-label study and includes 18 participants, 15 with PH1 and three with PH2, and includes three cohorts of participants dosed at 1.5, 3.0, and 6.0-mg/kg of DCR-PHXC, and a fourth cohort with flexible dosing. Group B participants are enrolled among five sites in the European Union and one site in the United States.

Group A dosing was completed in March 2018 and dosing in Group B was completed in January 2019. We first reported interim results from the PHYOX1 trial on September 5, 2018 and subsequently presented updated results (as of October 1, 2018) at Kidney Week in San Diego on October 25, 2018, at the German Society of Pediatric Nephrology 50th Annual Meeting in Cologne, Germany on March 28, 2019, and at the Oxalosis and Hyperoxaluria Foundation International Hyperoxaluria Workshop in Boston, Massachusetts on June 20, 2019.
As of May 2019, investigators reported that DCR-PHXC was generally well-tolerated, based on data from 18 participants (15 adults and three adolescents [participants 12-17 years old]) with PH1 (n=15) and PH2 (n=3) and 25 adult HVs. To date, four serious adverse events (“SAEs”) have occurred in three participants in Group B, none was deemed related to the study drug, and all four SAEs have resolved. A total of nine participants dosed with DCR-PHXC experienced mild or moderate injection site reactions, all of which resolved without intervention within 96 hours. The investigators observed no clinically meaningful safety signals, including from liver function tests.
With respect to efficacy data in PHYOX1, as of May 2019, a single 3.0-mg/kg dose of DCR-PHXC was associated with a mean maximal reduction of 24-hour urinary oxalate of 71% (range: 62% to 80%) in participants with PH1. The 3.0-mg/kg dose brought urinary oxalate levels into the normal range (defined as 24-hour excretion <0.46 mmol) at one or more post-dose time points in four of six participants with PH1, and to near-normalization (defined as 24-hour excretion <0.6 and ≥0.46 mmol) in one participant with PH1 receiving this dose. Among the four participants with PH1 dosed at 6.0-mg/kg, the mean maximal reduction in urinary oxalate was 66% (range: 35% to 100%); one participant in this cohort reached normalization at one or more post-dose time points; two others achieved near-normalization. Additionally, the investigators reported a mean maximal reduction in urinary oxalate of 48% (range: 28% to 59%) among participants with PH1 receiving a single 1.5-mg/kg dose, which was associated with normalization or near-normalization in three of five participants.
The PHYOX1 investigators also reported that the three participants with PH2 (one of whom received a single 1.5-mg/kg dose of DCR-PHXC; the other two received a 3.0-mg/kg dose) achieved a mean maximal reduction of 24-hour urinary oxalate of 42% (range: 22% to 66%) with one participant reaching normalization. All three participants with PH2 have reached Day 57 post-dosing and one is still in follow-up.

•
Chronic Hepatitis B Virus infection. We have declared a GalXC RNAi platform-based product candidate for the treatment of chronic HBV infection, DCR-HBVS, and have initiated a Phase 1 clinical trial, which is known as DCR-HBVS-101. HBV is the world’s most common serious liver infection, with more than 292 million patients chronically infected, according to an estimate by the World Health Organization. Chronic HBV infection, a condition characterized by the presence of the HBV surface antigen (“HBsAg”) for six months or more, claims approximately 780,000 lives annually; an estimated 650,000 of these deaths are caused by cirrhosis and liver cancer as a result of chronic hepatitis B, and 130,000 of these deaths result from complications associated with acute disease.

Current therapies for HBV rarely lead to a long-term immunological cure as measured by the clearance of HBsAg and sustained HBV deoxyribonucleic acid (“DNA”) suppression in patient plasma or blood. DCR-HBVS is comprised of a single GalXC molecule that targets HBV mRNAs within the HBsAg gene sequence region. Preclinical studies with a standard mouse model of HBV infection showed DCR-HBVS was associated with greater than 99% reduction in circulating HBsAg, suggesting a level of HBsAg suppression, both in magnitude and duration of suppression, that may be greater than that achieved from targeting within the X gene sequence region.

We received CTA and ethics committee approvals for a Phase 1 clinical trial in HVs and patients with chronic HBV infection in New Zealand in December 2018 and in Australia, Hong Kong, South Korea, and Thailand in 2019. The Phase 1 study was initiated in December 2018 and the first participants were dosed in January 2019. We anticipate human proof of concept data to be available in the fourth quarter of 2019.
The DCR-HBVS-101 clinical trial is a Phase 1, randomized, placebo-controlled study designed to evaluate the safety and tolerability of DCR-HBVS in HVs and in patients with non-cirrhotic chronic HBV infection. Secondary objectives are to characterize the pharmacokinetic profile of DCR-HBVS and to evaluate preliminary pharmacodynamics and antiviral efficacy on plasma levels of HBsAg and HBV DNA in blood. The DCR-HBVS-101 clinical trial is divided into three phases or groups:
In Group A, 30 HVs are to receive a single ascending-dose of DCR-HBVS (0.1, 1.5, 3.0, 6.0, or 12.0-mg/kg) or placebo, with a four-week follow-up period. Group B is a single-dose arm in which eight participants with HBV who are naïve to nucleoside analog therapy will receive a 3.0-mg/kg dose of DCR-HBVS or placebo; these participants will be followed for at least 12 weeks. We expect to initiate Group B dosing in the third quarter of 2019, in parallel with Group C at the 3.0-mg/kg dose level. Group C is a multiple ascending dose arm in which DCR-HBVS (1.5, 3.0, or 6.0-mg/kg) or placebo will be administered to 18 participants with HBV who are already being treated with nucleoside analogs, with a treatment and follow-up period of 16 weeks or more. The first patient dosed was from this group, at a dose of 1.5-mg/kg, in May 2019.
Study participants in Groups B and C, in whom HBsAg will have dropped by more than 1 log10 IU/mL below baseline at their last scheduled study visit, will continue to be followed until their HBsAg level is less than 1 log10 IU/mL below the baseline value.

•
Alpha-1 antitrypsin deficiency-associated liver disease. We have declared a GalXC RNAi platform-based product candidate for the treatment of A1AT deficiency-associated liver disease and submitted a CTA to the Swedish Medical Products Agency in June 2019 to conduct a first-in-human Phase 1/2 study of DCR-A1AT, an investigational therapy from our GalXC™ technology platform.

A1AT deficiency is an inherited disorder that can lead to liver disease in children and adults and lung disease in adults. The disorder is caused by mutations in a gene called SERPINA1. This gene, when functioning normally, provides instructions for making the A1AT protein, which protects the body from an enzyme called neutrophil elastase. This enzyme is released from white blood cells to fight infection, but it can attack normal tissues if not tightly controlled by A1AT. Mutations in the SERPINA1 gene can result in a deficiency (shortage) of A1AT or an abnormal form of the protein that cannot control neutrophil elastase. Accumulation of abnormal A1AT in the liver can lead to liver disease. Uncontrolled neutrophil elastase can also destroy alveoli (small air sacs in the lungs) and cause lung disease.
Approximately 7% of children with A1AT deficiency develop cirrhosis, and more than 15% of those require liver transplantation. About 10% of adults with A1AT deficiency develop cirrhosis due to formation of scar tissue in the liver, and over 15% of those require liver transplant. Individuals affected by A1AT deficiency are also at risk of developing hepatocellular carcinoma, a type of liver cancer. Liver transplant is currently the only effective treatment for A1AT deficiency-associated liver disease.
A1AT deficiency occurs all over the world, though its prevalence varies by population. The disorder affects roughly one in 1,500 to 3,500 individuals with European ancestry but is uncommon in people of Asian descent. Many individuals with A1AT deficiency are thought to be undiagnosed, particularly those who also have chronic obstructive pulmonary disease. Some people with A1AT deficiency are misdiagnosed as having asthma.

•
Additional pipeline programs. We have developed a robust portfolio of additional targets and diseases that we plan to pursue either on our own or through collaborations. We have applied our GalXC technology to multiple gene targets across our disease focus areas of rare diseases, chronic liver diseases, and cardiovascular diseases.

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
Under the terms of the Lilly Collaboration Agreement, Lilly paid us a non-refundable, non-creditable upfront payment of $100.0 million and made a concurrent stated $100.0 million equity investment in us at a premium pursuant to a share issuance agreement between the parties (the “Lilly Share Issuance Agreement”). Under the Lilly Collaboration Agreement, we are also eligible to potentially receive up to approximately $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment due for each of the non-hepatocyte targets when a product achieves proof of principle in an animal model. In addition, the Lilly Collaboration Agreement also provides that Lilly will pay us mid-single to low-double digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. During the three and six months ended June 30, 2019, $2.6 million and $3.1 million of revenue was recognized associated with the Lilly Collaboration Agreement, respectively.
Alexion Collaboration
On October 22, 2018, we entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”) with Alexion for the joint discovery and development of RNAi therapies for complement-mediated diseases. Under the terms of the Alexion Collaboration Agreement, we will collaborate with Alexion on the discovery and development of subcutaneously delivered GalXC candidates, currently in preclinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. We will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. We will be responsible for manufacturing of the GalXC candidates through the completion of Phase 1, the costs of which will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1.
The Alexion Collaboration Agreement also provides Alexion with exclusive worldwide licenses as well as development and commercial rights for two of our preclinical, subcutaneously delivered GalXC RNAi candidates and an exclusive option for the discovery and development of GalXC RNAi candidates against two additional complement pathway targets.
Under the terms of the Alexion Collaboration Agreement, Alexion paid us a non-refundable, non-reimbursable, and non-creditable upfront payment of $22.0 million, with Alexion Pharmaceuticals making a concurrent stated $15.0 million equity investment at a premium in Dicerna pursuant to a share issuance agreement between us and Alexion Pharmaceuticals (the “Alexion

Share Issuance Agreement”). The Alexion Collaboration Agreement also provides for potential additional payments to Dicerna of up to $600.0 million from proceeds from target option exercises and development and sales milestones, as defined in the agreement, which is comprised of option exercise fees of up to $20.0 million, representing $10.0 million for each of the candidates selected; development milestones of up to $105.0 million for each product; and aggregate sales milestones of up to $160.0 million. Under the agreement, Alexion will also pay us mid-single to low-double digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. During the three and six months ended June 30, 2019, we recognized $1.1 million and $1.5 million in revenue associated with the Alexion Collaboration Agreement, respectively.
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
In October 2018, BI exercised its Second Target option, which entitles the Company to a non-refundable payment of $5.0 million upon the agreement of a research work plan and budget for the Second Target. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed between the Company and BI in an Additional Target Agreement (the “ATA”), which was entered into on December 31, 2018. In addition to establishing the terms of the Second Target option exercise, the ATA also amends the BI Agreement to provide BI with the option to add, over a three-year period, the development of product candidates targeting a further additional target gene (the “Third Target” option).
Under the terms of the ATA, in accordance with the terms of the BI Agreement, BI agreed to pay us a non-refundable upfront payment of $5.0 million to exercise its initial option for development related to the Second Target. Under the terms of the ATA, during the term of the research program, BI will reimburse us for certain expenses. We are eligible to receive up to $170.0 million in potential development and commercial milestones related to the Second Target. We are also eligible to receive tiered royalty payments on potential global net sales, subject to certain adjustments, in the mid-single digits. Other than as set forth in the ATA, development of the Second Target will be subject to the terms of the BI Agreement. Per the ATA, if BI elects, in its sole discretion, to exercise the Third Target option, the parties would agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to Dicerna, and BI would make an option fee payment to us of $5.0 million. During the three and six months ended June 30, 2019, $2.0 million and $4.2 million of revenue was recognized associated with the BI Agreement, respectively.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 13, 2019. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the six months ended June 30, 2019.
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
We adopted the standard effective January 1, 2019 and elected the package of three practical expedients that permitted an entity not to (a) reassess whether expired or existing contracts contain leases, (b) reassess lease classification for existing or expired leases, and (c) consider whether previously capitalized initial direct costs would be appropriate under the new standard.
Upon adoption, we recorded ROU assets of $2.7 million and lease liabilities of $2.8 million. The standard did not have a material impact on the statement of operations or statement of cash flows.
Recent Developments
Lexington lease
On January 2, 2019, we entered into a non-cancelable real property lease agreement with Hayden Office Trust under a Declaration of Trust dated August 24, 1977, as the same may have been amended, for 80,872 square feet of laboratory and office space in Lexington, Massachusetts (the “Lexington Lease”). We intend to move our corporate headquarters and research facility to this location upon occupancy and expect the move to occur in the fourth quarter of 2019.
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
Executive Summary
Our results of operations and liquidity and capital resources for and as of the three and six months ended June 30, 2019 reflect the following:

•
On January 1, 2019, we implemented the new lease accounting standard issued by the Financial Accounting Standards Board, Leases (Topic 842). Upon adoption, we recorded a right-of-use asset of $2.7 million which is recorded in noncurrent assets in the condensed consolidated balance sheet, a short-term lease liability of $1.4 million, and a long-term lease liability of $1.4 million. As of June 30, 2019, the right-of-use asset was $2.6 million, and the short-term and long-term lease liabilities were $1.6 million and $1.0 million, respectively.

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

•
In January 2019, we received a $100.0 million upfront payment from Lilly associated with a collaboration agreement executed in October 2018 to which we were a party. The collaboration agreement with Lilly is for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegeneration, and pain.

•	In February 2019, we received a non-refundable payment of $5.0 million upon the agreement of a research work plan and budget pursuant to BI’s exercise of its Second Target option in October 2018.

•
Revenue from collaborative arrangements during the three months ended June 30, 2019 reflects $2.6 million, $1.1 million, and $2.0 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $1.5 million solely related to the BI collaboration during the three months ended June 30, 2018.

•
Revenue from collaborative arrangements during the six months ended June 30, 2019 reflects $3.1 million, $1.5 million, and $4.2 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $3.1 million solely related to the BI collaboration during the six months ended June 30, 2018.

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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial, and support functions. Other general and administrative expenses include travel expenses, professional fees for legal (excluding litigation expenses), audit, tax, and other professional services, and allocated facility-related costs not otherwise included in research and development expenses.
Litigation expense
Litigation expense consists of legal fees and expenses solely related to the litigation with Alnylam Pharmaceuticals, Inc. (“Alnylam”).
Interest income
Interest income consists of interest income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents.
Interest expense
Interest expense of $0.2 million during the three and six months ended June 30, 2018 represents interest expense incurred on a long-term payable with Alnylam, which was paid in the first quarter of 2019.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,
	2019	2018	$ CHANGE	% CHANGE
Revenue from collaborative arrangements	$5,682	$1,545	$4,137	267.8%
Operating expenses:
Research and development	22,832	10,339	12,493	120.8%
General and administrative	8,831	4,760	4,071	85.5%
Litigation expense	—	22,244	(22,244)	(100.0)%
Total operating expenses	31,663	37,343	(5,680)	(15.2)%
Loss from operations	(25,981)	(35,798)	9,817	(27.4)%
Other income (expense):
Interest income	2,136	330	1,806	*
Interest expense	—	(176)	176	(100.0)%
Total other income, net	2,136	154	1,982	*
Net loss	$(23,845)	$(35,644)	$11,799	(33.1)%

	SIX MONTHS ENDED JUNE 30,
	2019	2018	$ CHANGE	% CHANGE
Revenue from collaborative arrangements	$8,789	$3,090	$5,699	184.4%
Operating expenses:
Research and development	44,435	20,232	24,203	119.6%
General and administrative	18,507	9,095	9,412	103.5%
Litigation expense	—	25,428	(25,428)	(100.0)%
Total operating expenses	62,942	54,755	8,187	15.0%
Loss from operations	(54,153)	(51,665)	(2,488)	4.8%
Other income (expense):
Interest income	4,154	619	3,535	*
Interest expense	—	(176)	176	(100.0)%
Total other income, net	4,154	443	3,711	*
Net loss	$(49,999)	$(51,222)	$1,223	(2.4)%
* Percentage change not meaningful
Revenue from collaborative arrangements
Revenue from collaborative arrangements during the three months ended June 30, 2019 reflects $2.6 million, $1.1 million, and $2.0 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $1.5 million solely related to the BI collaboration during the three months ended June 30, 2018.
Revenue from collaborative arrangements during the six months ended June 30, 2019 reflects $3.1 million, $1.5 million, and $4.2 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $3.1 million solely related to the BI collaboration during the six months ended June 30, 2018.
We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands):

	THREE MONTHS ENDED JUNE 30,
	2019	2018	$ CHANGE	% CHANGE
Direct research and development expenses	$12,138	$5,066	$7,072	139.6%
Platform-related expenses	2,761	1,425	1,336	93.8%
Employee-related expenses	7,037	3,053	3,984	130.5%
Facilities, depreciation, and other expenses	896	795	101	12.7%
Total	$22,832	$10,339	$12,493	120.8%

	SIX MONTHS ENDED JUNE 30,
	2019	2018	$ CHANGE	% CHANGE
Direct research and development expenses	$23,512	$9,831	$13,681	139.2%
Platform-related expenses	5,463	2,538	2,925	115.2%
Employee-related expenses	13,602	6,255	7,347	117.5%
Facilities, depreciation, and other expenses	1,858	1,608	250	15.5%
Total	$44,435	$20,232	$24,203	119.6%
Research and development expenses increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to direct research and development expenses and employee-related expenses. The $7.1 million increase in direct research and development expenses in the three months ended June 30, 2019 included a $3.3 million increase in manufacturing costs to support our clinical studies and a $3.2 million increase in clinical study costs, reflecting increased activities associated with our DCR-PHXC and DCR-HBVS programs. These costs were partially offset by a $0.6 million decrease in preclinical study costs. Research and development expenses was also impacted by a $4.0 million increase in employee-related expenses, including stock-based compensation and benefits.
Research and development expenses increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to direct research and development expenses and employee-related expenses. The $13.7 million increase in direct research and development expenses in the six months ended June 30, 2019 included an $8.0 million increase in manufacturing costs to support our clinical studies and a $5.9 million increase in clinical study costs, reflecting increased activities associated with our DCR-PHXC and DCR-HBVS programs. These costs were partially offset by a $1.9 million decrease in preclinical study costs. Research and development expenses was also impacted by a $7.3 million increase in employee-related expenses, such as compensation and benefits. The increase in employee-related expenses in both the three and six months ended June 30, 2019, is a result of a 140% increase in research and development headcount necessary to support our growth.
We expect our overall research and development expenses to continue to increase for the foreseeable future, primarily as we complete clinical manufacturing activities, advance preclinical toxicology studies, continue clinical activities associated with our lead product candidates, and increase activities under the Lilly and Alexion agreements.
General and administrative expenses
General and administrative expenses increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in the three months ended June 30, 2019 is primarily related to a $2.4 million increase in employee-related expenses, due to increased stock-based compensation and headcount growth, and a $0.6 million increase in general and business development consulting costs.
General and administrative expenses increased for the six months ended June 30, 2019 compared to the three months ended June 30, 2018. The increase in the six months ended June 30, 2019 is primarily related to a $5.5 million increase in employee-related expenses, due to increased stock-based compensation and headcount growth, and a $1.7 million increase in general and business development consulting costs. Our use of consultants in both the three and six months ended June 30, 2019 increased largely due to support for business development initiatives, as well as accounting support for the implementation of new accounting standards and preparation for our planned compliance with Sarbanes-Oxley Section 404(b) in 2019.

Litigation expenses
The three and six months ended June 30, 2018 included $22.2 million and $25.4 million of litigation fees, which were comprised solely of expenses associated with the litigation with Alnylam that was settled in the second quarter of 2018.
Interest income
Interest income represents interest earned from our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents. The increases for the three and six months ended June 30, 2019 were largely due to higher balances in money market funds and U.S. Treasury securities as a result of cash received from our follow-on public offering in September 2018 and the collaboration agreements executed with Lilly and Alexion in October 2018.
Interest expense
Interest expense of $0.2 million during the three and six months ended June 30, 2018 represents interest expense incurred on the balance of the litigation settlement payable.
Liquidity and Capital Resources
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements with Lilly, Alexion, and BI. As of June 30, 2019, we had cash and cash equivalents and held-to-maturity investments of $345.3 million compared to $302.6 million as of December 31, 2018. The balance of cash, cash equivalents, and held-to-maturity investments as of June 30, 2019 includes the receipt of an additional $105.0 million in proceeds from the Lilly and BI collaborations, which were partially offset by the $10.5 million final settlement payment to Alnylam.
In October 2018, we entered into collaboration agreements with both Alexion and Lilly. The amount of cash generated from upfront payments and equity investments in both collaborations provides us with sufficient resources to continue our planned operations and clinical activities beyond the year ended December 31, 2020.
Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	SIX MONTHS ENDED JUNE 30,
	2019	2018
Net cash provided by (used in) operating activities	$46,232	$(32,273)
Net cash provided by investing activities	$1,858	$5,037
Net cash provided by financing activities	$792	$873
Operating activities
Net cash provided by (used in) operating activities increased $78.5 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to a $100.0 million decrease in contract receivables as a result of the upfront cash payment received from Lilly in January 2019 in connection with our collaboration agreement. This increase in cash was offset by the $19.4 million litigation settlement payable and $10.3 million non-cash litigation expense in the six months ended June 30, 2018, as there were no such expenses in the six months ended June 30, 2019.
Investing activities
Net cash provided by investing activities decreased $3.2 million in the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The decrease in net cash provided by investing activities primarily relates to a $3.7 million increase in purchases of property and equipment. In addition, there was a $193.0 million increase of proceeds from the maturities of held-to-maturity investments that was largely offset by a $192.5 million increase in purchases of held-to-maturity investments for the six months ended June 30, 2019.

Financing activities
Net cash provided by financing activities remained relatively flat, decreasing $0.1 million, in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
Funding requirements
We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plans for at least the 12-month period following August 8, 2019. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
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

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of June 30, 2019 (amounts in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations*	$2,924	$1,852	$1,072	$—	$—
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

We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheet or in the table above since the achievement and timing of these milestones were not probable or estimable as of June 30, 2019.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2019, we had cash, cash equivalents, and held-to-maturity investments of $345.3 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended

June 30, 2019, which was identified in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, and sales capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2019, we had $345.3 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plan beyond 2020. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, delay or cease our efforts to build our commercial capabilities, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish development or commercialization rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales or royalties in the foreseeable future, if at all, and milestone payments, if any, are based on third-party determinations and/or events outside our control. Our revenue sources currently are, and will remain, extremely limited unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, research collaborations and license agreements, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, our status as a smaller reporting company under SEC regulations, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.
We have a history of operating losses; we expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of June 30, 2019, we had an accumulated deficit of $454.9 million. For the six months ended June 30, 2019 and for the years ended December 31, 2018, 2017, and 2016, our net loss attributable to common stockholders was $50.0 million, $88.9 million, $80.3 million, and $59.5 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam Pharmaceuticals, Inc. (“Alnylam”) litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
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

•
delays in enrolling subjects in, initiating, conducting, or releasing results of clinical trials, or the addition or termination of clinical trials or funding support by us, our existing collaborators, or any future collaborator or licensor;

•	the timing of the release of results from any clinical trials conducted by us or our collaborators or licensors;

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

•
delays in engagement of our third-party manufacturers for our product candidates or their failure to execute on our manufacturing requirements or perform in accordance with current good manufacturing practices (“cGMP”);

•	timing of regulatory decisions and regulatory developments affecting our product candidates or those of our competitors;

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

•	the timing of our receipt of any marketing and commercialization approvals and those of our competitors;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our product candidates;

•	the prevalence and severity of any adverse side effects associated with our product candidates;

•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;

•	relative convenience and ease of administration of our product candidates;

•	the willingness of physicians and patients to accept any new methods of administration;

•	the success of our physician education programs;

•	the availability of adequate government and third-party payor coverage and reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments and the recommendations or public or private pricing review agencies or organizations regarding our products;

•	our ability to market and sell our products in compliance with applicable law; and

•	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits and costs of those treatments.
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
If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the indication for that designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug for the same indication as defined by the FDA.
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
We currently have no products on the market and all of our product candidates are in varied stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including ethics committee approval to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials.
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

•	serious and unexpected drug-related side effects experienced by participants using our products in our clinical trials or by individuals using drugs similar to our product candidates;

•
delays in submitting INDs or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

•	conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency (“EMA”), regarding the scope or design of our clinical trials;

•	competition for subjects in competitive clinical trials and delays in enrolling individuals in clinical trials;

•	high drop-out rates of study participants;

•	inadequate supply or quality of drug product or product candidate components or materials or other supplies necessary for the conduct of our clinical trials;

•	greater than anticipated clinical trial costs;

•	poor effectiveness of our product candidates during clinical trials;

•	unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;

•	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

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
We have entered into collaboration agreements with Lilly, Alexion, and BI (our “Collaboration Partners”) providing joint development of certain RNAi therapies. The success of our collaborations with our Collaboration Partners and the realization of the milestone and royalty payments under the collaboration agreements depends upon the efforts of our Collaboration Partners, any of which may not be successful in obtaining approvals for the product candidates developed under the collaboration or in marketing, or arranging for necessary supply, manufacturing, or distribution relationships for, any approved products. Our Collaboration Partners may change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed, or no additional payments to us under the collaboration agreements. Our Collaboration Partners have a variety of marketed products and product candidates under collaboration with other companies, possibly including some of our competitors, and our Collaboration Partners’ own corporate objectives may not be consistent with our interests. If our Collaboration Partners fail to develop, obtain regulatory approval for, or ultimately commercialize any product candidate under our collaborations, or if any of our Collaboration Partners terminates their applicable collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Each of our collaboration agreements is terminable by the applicable collaboration partner any time at will, subject to compliance with applicable notice periods. In addition, if we have a dispute or enter into litigation with any of our Collaboration Partners in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities, and generate substantial expense.
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
Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we have. Some of our competitors may be in the lead in the development of competitive products. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including safety and effectiveness, ease with which our products can be administered, the timing of product entry into the market, the extent to which patients and physicians accept relatively new routes of administration, timing and scope of regulatory approvals, availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position of our products. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Competitive products that enter the market before our products could capture significant market share and create barriers to entry to our products. Competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management and other specialized personnel, including: Douglas M. Fambrough, III, Ph.D., our chief executive officer; Bob D. Brown, Ph.D., our chief scientific officer; Ralf Rosskamp, M.D., our chief medical officer; John B. Green, our chief financial officer; James B. Weissman, our chief business officer; and Rob Ciappenelli, our chief commercial officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly complex nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations.
If our product candidates advance into clinical trials, we may experience difficulties in managing our growth and expanding our operations.
We have limited experience in drug development and with clinical trials of product candidates. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators, contract research organizations, clinical trial sites, investigators, suppliers, and other firms. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing, and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.
We currently have no sales, marketing, or distribution capabilities or experience. If any of our product candidates are approved, we will need to implement sales, marketing, and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial, legal, and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration, and compliance capabilities. If we rely on third parties with such capabilities to market our approved products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable, compliant terms, or at all. In entering into third-party marketing or distribution arrangements, any revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
The ongoing developments following from the UK’s public referendum vote to exit from the EU could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential suppliers, manufacturers, and other third parties. Negotiations have commenced to determine the terms of the UK’s future relationship with the EU, including the terms of trade between the UK and the EU, and the UK’s current deadline to complete its exit from the EU is October 31, 2019. The effects of Brexit will depend upon any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. The measures could potentially have corporate structural consequences, adversely change tax benefits or liabilities in these or other jurisdictions and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, and financial condition of our company.
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
Despite the implementation of security measures, our internal computer systems and those of third parties with which we do business, including our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events, as well as power outages, natural disasters (including extreme weather), terrorist attacks, phishing or ransomware attacks, or other similar events, could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data, or inappropriate disclosure of confidential or proprietary information of the Company or patients, we could incur liability, reputational harm, and the development of our product candidates could be delayed.
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
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We are in the process of performing an analysis on whether we have experienced any ownership changes in the past. Our preliminary analysis indicates that we may have experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. While this analysis is still preliminary, it is likely that our net operating losses are subject to such limitation. As of June 30, 2019, we had significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we have or do experience an ownership change, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of June 30, 2019, we had $345.3 million in cash and cash equivalents and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.

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
As of June 30, 2019, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included 69 issued patents or allowed patent applications and 133 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
As the field of RNAi therapeutics matures, patent applications are being processed by national patent offices around the world. There is uncertainty about which patents they will issue, and, if they do, as to when, to whom, and with what claims. It is likely that there will be significant litigation in the courts and other proceedings, such as interferences, re-examinations, oppositions, post-grant reviews, inter partes reviews, nullifications, derivation actions, or cancellation proceedings, in various patent offices relating to patent rights in the RNAi therapeutics field. In many cases, the possibility of appeal or opposition exists for either us or our opponents, and it may be years before final, unappealable rulings are made with respect to these patents in certain jurisdictions. The timing and outcome of these and other proceedings is uncertain and may adversely affect our business if we are not successful in defending the patentability and scope of our pending and issued patent claims or if third parties are successful in obtaining claims that cover our RNAi technology or any of our product candidates. In addition, third parties may attempt to invalidate our intellectual property rights. Even if our rights are not directly challenged, disputes could lead to the weakening of our intellectual property rights. Our defense against any attempt by third parties to circumvent or invalidate our intellectual property rights could be costly to us, could require significant time and attention of our management, and could have a material adverse effect on our business and our ability to successfully compete in the field of RNAi therapeutics.
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
The laws of some jurisdictions do not protect intellectual property rights to the same extent as the laws in the U.S., and many companies have encountered significant difficulties in protecting and defending such rights in such jurisdictions. These difficulties could impact the future commercialization of our Hepatitis B Virus infection product candidate because a substantial share of the global market is in non-Western countries. If we or our licensors encounter difficulties in protecting, or are otherwise precluded from effectively protecting, the intellectual property rights important for our business in such jurisdictions, the value of these rights may be diminished and we may face additional competition from others in those jurisdictions. Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position in the relevant jurisdiction may be impaired and our business and results of operations may be adversely affected.
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
We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA as well as foreign regulatory authorities, such as the EMA. The time required to obtain FDA and foreign regulatory approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity, and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating us are not always applied predictably or uniformly and can change. Any analysis we perform of data from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit, or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in the policy of the FDA or foreign regulatory authorities during the period of product development, clinical trials, and regulatory review by the FDA or foreign regulatory authorities. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign laws, regulations, guidance, or interpretations will be changed, or what the impact of such changes, if any, may be.
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
Although we do not currently have any products on the market, once our therapeutic candidates or clinical trials are covered by federal healthcare programs, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal False Claims Act (“FCA”), which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making, using or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customer or promoting a product off-label. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•
HIPAA includes a fraud and abuse provision referred to as the HIPAA All-Payor Fraud Law, which imposes criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors), or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•
the federal false statements statute which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•
the federal Physician Payment Sunshine Act and the implementing regulations, also referred to as “Open Payments,” issued under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the “ACA,” which require that manufacturers of pharmaceutical and biological drugs reimbursable under Medicare, Medicaid, and Children’s Health Insurance Programs report to the Department of Health and Human Services all consulting fees, travel reimbursements, research grants, and other payments, transfers of value, or gifts made to physicians and teaching hospitals with limited exceptions, as well as ownership and investment interests held by the physicians described above and their immediate families;

•	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;

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

•
The Foreign Corrupt Practices Act (“FCPA”) prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•
the EU General Data Protection Regulation (EU) 2016/679 (“GDPR”), which introduced new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules as of May 25, 2018. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate.

Additionally, we may be subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. The approval and commercialization of any of our drug candidates outside the United States will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties. Finally, there are state and non-U.S. laws governing the privacy and security of health information, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Further, on January 31, 2019, the Department of Health and Human Services and its Office of Inspector General (“OIG”) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers (“PBMs”) in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for “discounts” from Anti-Kickback enforcement action and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-sale discounts that drug manufacturers provide directly to patients and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.
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
If we or current or future collaborators, manufacturers, or service providers fail to comply with applicable federal, state, or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market, and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:

•	adverse regulatory inspection findings;

•	warning or untitled letters;

•	voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;

•	restrictions on, or prohibitions against, marketing our products;

•	restrictions on, or prohibitions against, importation or exportation of our products;

•	suspension of review or refusal to approve pending applications or supplements to approved applications, including due to pending enforcement actions or a finding of an enforcement action;

•	exclusion from participation in government-funded healthcare programs;

•	exclusion from eligibility for the award of government contracts for our products;

•	a corporate integrity agreement;

•	FDA debarment of individuals at our Company;

•	suspension or withdrawal of product approvals;

•	seizure or administrative detention of products;

•	injunctions; and

•	civil and criminal penalties and fines.
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
Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates, and other concessions to reduce the prices for pharmaceutical products. If the price we are able to charge for any products we develop, our product candidates are not considered medically necessary or cost effective, or the reimbursement provided for such products is inadequate in light of our development and other costs, our return on investment could be adversely affected.
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
We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs once marketing approval is obtained. One example is the establishment in 2006 of the Institute for Clinical and Economic Review, or ICER. ICER evaluates the clinical and economic value of prescription drugs and issues reports for payers to rely on in making decisions on patient access to new medicines.
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

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. A Fifth Circuit U.S. Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decisions was scheduled to occur in July 2019, but it is unclear when a Court will render its decision on this hearing and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that Cost-Sharing Reduction (“CSR”) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On June 24, 2019, the U.S. Supreme Court agreed to hear an appeal of the appellate decision during its next term, which beings in October of 2019. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are complex and not fully understood.
Also, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the ACA for plans sold through these marketplaces. For example, on November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out-of-pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule would allow Medicare Advantage plans to use pre-authorization (“PA”) and step therapy (“ST”) for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; change the definition of “negotiated prices”; and add a new definition of “price concession.” It is unclear whether these proposed changes will be accepted , and if so, what effect such changes will have on our business. Congress will likely continue to consider subsequent legislation and further action to repeal, replace, or modify the ACA.
Also, in 2018, the Trickett Wendler, Frank Mogiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 provided a federal framework for certain patients with life-threatening diseases to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, providing, or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for, purchasing, leasing, ordering, or arranging for the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid, or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

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
The civil monetary penalties statute imposes penalties against any person or entity (including manufacturers) that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
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
Certain Dicerna products, if approved, may be eligible for coverage under Medicare and Medicaid, among other government healthcare programs. Accordingly, Dicerna may be subject to a number of obligations based on its participation in these programs, such as a requirement to calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately or timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the U.S. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to Dicerna’s products in the future, and coverage and reimbursement under different federal healthcare programs are not always consistent. Medicare reimbursement rates may also reflect budgetary constraints placed on the Medicare program.
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011 (the “BCA”) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent unless additional Congressional action is taken. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Additionally, the Bipartisan Budget Act of 2015 extended sequestration for Medicare through fiscal year 2027.
More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
The U.S. federal deficit reached an all-time high in 2019, and efforts to bring spending under control could, among other things, lead to cuts in Medicare payments to providers, as the Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact President Trump’s administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any products we may develop.
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
We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404(b) (“Section 404”), (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of the prior June 30 or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31, or if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, in which case we would no longer be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may, under certain circumstances, still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile. Based on the market value of our common stock held by non-affiliates as of June 30, 2019, we expect to lose our emerging growth company status as of the year following December 31, 2019. As a result, we may incur additional and increasing costs to comply with our reporting and other obligations that we had not historically incurred due to our status as an emerging growth company or as a smaller reporting company. These costs include the need to comply with the rules of the SEC that implement Section 404, which will require us to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting.
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through June 30, 2019, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:

•	the success or failure of competitive products or technologies;

•
delays in initiating or completing and the results of preclinical studies and clinical trials of our product candidates, or those of our competitors, our existing collaborator, or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our product candidates;

•	introductions and announcements of new products by us, our commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ product candidates, products, clinical studies, manufacturing process, or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our or our competitors’ efforts to acquire or in-license additional technologies, products, or product candidates;

•	developments concerning our or our competitors’ products or collaborations, including but not limited to, those with sources of manufacturing supply and commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements with the holders of substantially all of our outstanding shares in connection with follow-on public offerings of our common stock;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war, or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	general economic, industry, and market conditions; and

•	developments concerning complaints or litigation against us.
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
As of June 30, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 51% of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Due to our status as an emerging growth company, we have not been required to comply with the rules of the SEC that implement Section 404. Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We expect to lose our status as an emerging growth company as early as following the year ending December 31, 2019. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of August 5, 2019, we also had 4,543,599 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 12,780,016 shares of our common stock outstanding and warrants to purchase 2,198 shares of our common stock outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 5, 2019, we had 68,360,051 shares of common stock outstanding, all of which, other than shares held by our collaboration partners, Alexion and Lilly, which are subject to certain lock-up provisions, and shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.
Sales of shares issued in private placements may cause the market price of our shares to decline.
In April 2017, we issued 700,000 shares of the Redeemable Convertible Preferred in a private placement, which were convertible into shares of our common stock at an agreed conversion rate. In December 2017, all shares of Redeemable Convertible Preferred were converted into shares of our common stock. We granted the holders of Redeemable Convertible Preferred certain demand, shelf, and “piggyback” registration rights with respect to the shares of common stock issued upon conversion of the Redeemable Convertible Preferred. Such registration rights continue subsequent to the conversion and repurchase of the Redeemable Convertible Preferred with respect to the shares of common stock issued in such conversion. In accordance with such registration rights, we filed a shelf registration statement on Form S-3 covering the resale of 24,491,663 shares of our common stock by the former holders of Redeemable Convertible Preferred. The registration statement was declared effective on May 9, 2018, and all shares of common stock issued upon conversion of the Redeemable Convertible Preferred may now be freely sold in the open market. Additionally, we issued 983,208 shares of our common stock to Alnylam in April 2018, 835,834 shares of our common stock to Alexion in October 2018, and 5,414,185 shares of our common stock to Lilly in December 2018. The shares issued to Alnylam are freely tradeable in the open market, subject to certain volume limitations and compliance with applicable securities laws. The shares issued to Alexion and Lilly are subject to a lock-up period but, following the expiration of such lock-up periods, such shares of our common stock may be freely sold in the open market, subject to compliance with applicable securities laws. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

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

DICERNA PHARMACEUTICALS, INC.

Date: August 8, 2019	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)