Form 10-Q
period 2019-09-30
Dicerna Pharmaceuticals Inc
filed 2019-11-07
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of November 4, 2019, there were 68,431,048 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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

•
the initiation, timing, progress, and results of our research and development programs, preclinical studies, any clinical trials, Investigational New Drug Applications, Clinical Trial Applications, New Drug Applications, and other regulatory submissions;

•	our alignment with the U.S. Food and Drug Administration on regulatory approval requirements;

•	our ability to identify and develop product candidates for the treatment of additional disease indications;

•	our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;

•	the rate and degree of market acceptance of any approved product candidates;

•	the commercialization of any approved product candidates;

•	our ability to establish and maintain existing and additional collaborations and retain commercial rights for our product candidates in the collaborations;

•	the implementation of our business model and strategic plans for our business, technologies, and product candidates;

•	our estimates of our expenses, ongoing losses, future revenue, and capital requirements;

•
our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;

•	our reliance on third parties to conduct our preclinical studies or any clinical trials;

•	our reliance on third-party suppliers and manufacturers to supply the materials and components for, manufacture, and to research and develop our preclinical and clinical trial drug supplies;

•	our ability to attract and retain qualified key management and technical personnel;

•
our dependence on our existing collaborators, F. Hoffmann-La Roche Ltd (“Roche Basel”), and Hoffmann-La Roche Inc. (“Roche US,” and together with Roche Basel, “Roche”); Eli Lilly and Company; Alexion Pharmaceuticals, Inc.; and Boehringer Ingelheim International GmbH, for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;

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
DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$47,226	$54,239
Held-to-maturity investments	265,484	248,387
Contract receivables	3,000	100,000
Prepaid expenses and other current assets	4,688	2,888
Total current assets	320,398	405,514
NONCURRENT ASSETS:
Property and equipment, net	5,508	2,718
Right-of-use assets	2,224	—
Restricted cash equivalents	3,544	744
Other noncurrent assets	4,576	65
Total noncurrent assets	15,852	3,527
TOTAL ASSETS	$336,250	$409,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,407	$5,013
Accrued expenses and other current liabilities	18,585	9,649
Lease liability, current	1,710	—
Litigation settlement payable	—	10,500
Deferred revenue, current	95,659	68,893
Total current liabilities	119,361	94,055
NONCURRENT LIABILITIES:
Lease liability, noncurrent	545	—
Deferred revenue, noncurrent	81,977	114,293
Total noncurrent liabilities	82,522	114,293
TOTAL LIABILITIES	201,883	208,348
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 or December 31, 2018	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 68,360,051 and 68,210,742 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	7	7
Additional paid-in capital	620,009	605,495
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(485,646)	(404,809)
Total stockholders’ equity	134,367	200,693
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,250	$409,041
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
Revenue from collaborative arrangements	$8,035	$1,545	$16,824	$4,635
Operating expenses:
Research and development	30,086	11,695	74,521	31,927
General and administrative	10,619	5,354	29,126	14,449
Litigation expense	—	3,694	—	29,122
Total operating expenses	40,705	20,743	103,647	75,498
Loss from operations	(32,670)	(19,198)	(86,823)	(70,863)
Other income (expense):
Interest income	1,880	401	6,034	1,020
Interest expense	—	(223)	—	(399)
Total other income, net	1,880	178	6,034	621
Net loss	$(30,790)	$(19,020)	$(80,789)	$(70,242)
Foreign currency translation adjustment	(3)	—	(3)	—
Comprehensive loss	$(30,793)	$(19,020)	$(80,792)	$(70,242)

Net loss per share – basic and diluted	$(0.45)	$(0.35)	$(1.18)	$(1.32)
Weighted average common shares outstanding – basic and diluted	68,360,051	54,799,644	68,315,074	53,037,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2019	68,210,742	$7	$605,495	$(404,809)	$—	$200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	78,164	—	353	—	—	353
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	4,784	43	—	4,827
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	(91)	—	(91)
Net loss	—	—	—	(26,154)	—	(26,154)
BALANCE – March 31, 2019	68,288,906	7	610,632	(431,011)	—	179,628
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	71,145	—	489	—	—	489
Stock-based compensation expense	—	—	3,893	—	—	3,893
Net loss	—	—	—	(23,845)	—	(23,845)
BALANCE – June 30, 2019	68,360,051	7	615,014	(454,856)	—	160,165
Stock-based compensation expense	—	—	4,995	—	—	4,995
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(30,790)	—	(30,790)
BALANCE – September 30, 2019	68,360,051	$7	$620,009	$(485,646)	$(3)	$134,367

	NINE MONTHS ENDED SEPTEMBER 30, 2018
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2018	51,644,841	$5	$417,037	$(315,956)	$101,086
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	130,362	—	667	—	667
Vesting of restricted common stock	10,000	—	—	—	—
Settlement of restricted stock for tax withholding	(3,774)	—	(35)	—	(35)
Stock-based compensation expense	—	—	1,747	—	1,747
Net loss	—	—	—	(15,579)	(15,579)
BALANCE – March 31, 2018	51,781,429	5	419,416	(331,535)	87,886
Issuance of common stock in settlement of litigation	983,208	—	10,315	—	10,315
Exercise of warrants to purchase common stock	45,710	—	49	—	49
Exercises of common stock options	57,424	—	191	—	191
Stock-based compensation expense	—	—	1,778	—	1,778
Net loss	—	—	—	(35,644)	(35,644)
BALANCE – June 30, 2018	52,867,771	5	431,749	(367,179)	64,575
Proceeds from issuance of common stock from public offering, net or underwriting fees and issuance costs	8,832,565	1	107,749	—	107,750
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	188,870	—	926	—	926
Stock-based compensation expense	—	—	2,148	—	2,148
Net loss	—	—	—	(19,020)	(19,020)
BALANCE – September 30, 2018	61,889,206	$6	$542,572	$(386,199)	$156,379
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(80,789)	$(70,242)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash litigation expense	—	10,315
Stock-based compensation expense	13,715	5,673
Depreciation and amortization expense	876	580
Loss on disposal of property and equipment	—	9
Amortization of premium on investments	(3,179)	(390)
Lease expense	1,387	—
Changes in operating assets and liabilities:
Litigation settlement payable	(10,500)	12,797
Deferred revenue	(5,550)	(4,635)
Prepaid expenses and other assets	(6,311)	312
Accounts payable	191	(1,389)
Contract receivables	97,000	—
Withholding tax receivable	—	1,583
Accrued expenses and other liabilities	8,840	2,045
Lease liability	(1,448)	—
Net cash provided by (used in) operating activities	14,232	(43,342)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	306,000	50,000
Purchases of held-to-maturity investments	(319,919)	(138,699)
Purchases of property and equipment	(5,314)	(245)
Net cash used in investing activities	(19,233)	(88,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriters’ commissions	—	108,099
Payments of common stock offering costs	(50)	—
Proceeds from exercises of common stock warrants, stock options, and issuances under Employee Stock Purchase Plan	842	1,832
Settlement of restricted stock for tax withholding	—	(35)
Net cash provided by financing activities	792	109,896

Effect of exchange rate changes on cash, cash equivalents, and restricted cash equivalents	(4)	—

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	(4,213)	(22,390)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	54,983	69,533
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$50,770	$47,143

SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$667	$—
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$—	$44
NONCASH FINANCING ACTIVITIES
Common stock offering costs included in accounts payable or accrued expenses	$—	$349

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Cash and cash equivalents	$47,226	$46,399
Restricted cash equivalents	3,544	744
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$50,770	$47,143
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
DicernaTM Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and headquartered in Cambridge, Massachusetts, is a biopharmaceutical company using ribonucleic acid (“RNA”) interference (“RNAi”) to develop medicines that silence genes that cause disease. The Company’s proprietary GalXCTM technology is being applied to develop potent, selective, and safe RNAi therapies to treat diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases, and viral infectious diseases. Dicerna aims to treat disease by addressing the underlying causes of illness with capabilities that extend beyond the liver to address a broad range of diseases, focusing on target genes where connections between gene and disease are well understood and documented. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2019 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2019 and 2018. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, for any other interim period, or for any other future year.
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

The Company determines the expected term for its operating leases considering the noncancelable period of the lease, plus any additional periods covered by either (a) a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or (b) an option to extend (or not to terminate) the lease controlled by the lessor.
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
Upon adoption, the Company recorded ROU assets of $2.7 million and lease liabilities of $2.8 million. Initial implementation of the standard did not have a material impact on the statement of operations or statement of cash flows.
2.    NET LOSS PER SHARE
The Company computes basic net loss per share by dividing net loss by the weighted average number of common shares outstanding. In periods of net income, the Company’s accounting policy includes allocating a proportional share of net income to participating securities, as determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods when the Company incurs a net loss, the Company does not allocate a loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per share after giving consideration to the dilutive effect of stock options, warrants, and unvested restricted stock that are outstanding during the period, except where such non-participating securities would be anti‑dilutive. The outstanding securities presented below were excluded from the calculations of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss during each of the three and nine months ended on the dates presented.

	SEPTEMBER 30, 2019	SEPTEMBER 30, 2018
Options to purchase common stock	12,801,016	7,573,698
Warrants to purchase common stock	2,198	2,198
Total	12,803,214	7,575,896
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

The following tables provide information relating to the Company’s held-to-maturity investments:

	SEPTEMBER 30, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$265,484	$202	$(3)	$265,683

	DECEMBER 31, 2018
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$248,387	$—	$(43)	$248,344
4.    FAIR VALUE MEASUREMENTS
Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumptions, the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs, such as quoted prices in active markets;

•	Level 2 – inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.
A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis is presented below:

	SEPTEMBER 30, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$47,934	$47,934	$—	$—
Held-to-maturity investments
U.S. Treasury securities	265,683	—	265,683	—
Restricted cash equivalents
Money market funds	3,544	3,544	—	—
Total	$317,161	$51,478	$265,683	$—

	DECEMBER 31, 2018
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$44,886	$44,886	$—	$—
Held-to-maturity investments
U.S. Treasury securities	248,344	—	248,344	—
Restricted cash equivalents
Money market funds	744	744	—	—
Total	$293,974	$45,630	$248,344	$—
The Company’s cash equivalents and restricted cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of September 30, 2019 and December 31, 2018.

The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of September 30, 2019 and December 31, 2018.
As of September 30, 2019 and December 31, 2018, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
The litigation settlement payable at December 31, 2018 represents the remaining cash obligation payable to Alnylam Pharmaceuticals, Inc. (“Alnylam”) (see Note 10) under the terms of the Settlement & Release Agreement executed between the parties on April 28, 2018 (“Settlement Agreement”). The litigation settlement payable was recorded as the present value of the future cash payments to be made by the Company under the terms of the Settlement Agreement. As the present value of the litigation settlement payable was determined using market rates based on the nature of the obligation and the Company’s creditworthiness, the carrying value approximates the fair value.
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Laboratory equipment	$8,111	$4,607
Office and computer equipment	1,290	1,021
Furniture and fixtures	479	479
Leasehold improvements	257	257
Construction in process	1,554	1,661
Property and equipment, at cost	11,691	8,025
Less accumulated depreciation and amortization	(6,183)	(5,307)
Property and equipment, net	$5,508	$2,718
6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	SEPTEMBER 30, 2019	DECEMBER 31, 2018
Accrued clinical, contract research, and manufacturing costs	$8,593	$3,960
Accrued compensation and related benefits	4,059	3,684
Accrued professional fees	5,004	1,693
Accrued other expenses	929	312
Accrued expenses and other current liabilities	$18,585	$9,649
7.    COLLABORATIVE LICENSE AGREEMENTS
Lilly collaboration and share purchase agreements
On October 25, 2018, the Company entered into a Collaboration and License Agreement (the “Lilly Collaboration Agreement”) with Lilly for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegeneration, and pain. Under the terms of the Lilly Collaboration Agreement, the Company and Lilly will seek to use the Company’s proprietary GalXC RNAi technology platform (the “GalXC platform”) to progress new drug targets toward clinical development and commercialization. In addition, the Company and Lilly will collaborate to extend the GalXC platform to non-liver (i.e., non-hepatocyte) tissues, including neural tissues.
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
Under the terms of the Lilly Collaboration Agreement, Lilly agreed to pay the Company a non-refundable, non-creditable upfront payment of $100.0 million. The Company is also eligible to receive up to $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment, which will become due for each of the non-hepatocyte targets when a product candidate achieves proof of principle in an animal model. In addition, the Company is eligible to earn mid-single to low-double digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. Simultaneously with the entry into the Lilly Collaboration Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Issuance Agreement”), pursuant to which Lilly purchased 5,414,185 shares of the Company’s common stock at $18.47 per share, for an aggregate purchase price of $100.0 million. Management concluded that the Lilly Share Issuance Agreement is to be combined with the Lilly Collaboration Agreement (together, the “Combined Agreements”) for accounting purposes. Of the total $200.0 million upfront compensation, the Company applied equity accounting guidance to measure the $51.3 million recorded in equity upon the issuance of the shares, and $148.7 million was identified as the transaction price allocated to the revenue arrangement.
The Company concluded that Lilly is a customer in this arrangement, and as such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified contract promises under the Combined Agreements for licenses of intellectual property and know-how rights, associated research and development services for targets and for the extension of the GalXC platform, and participation on a joint steering committee. The Company determined that the contract promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that there is a single identified combined performance obligation.
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
The Company recognized $5.2 million and $8.3 million of revenue under the Lilly Collaboration Agreement during the three and nine months ended September 30, 2019, respectively. The amount of the Company’s partially unsatisfied performance obligation, recorded as a contract liability presented in deferred revenue at September 30, 2019, is $140.2 million, of which $69.2 million is included in the current portion of deferred revenue. As of September 30, 2019, the Company expected to recognize this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022, with the majority being recognized as revenue through the fourth quarter of 2021.
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
The Company concluded that Alexion is a customer in this arrangement, and as such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified the following promises under the arrangement: (i) the grant of licenses of intellectual property and know-how rights; (ii) the option to select additional targets; (iii) the option to perform validation testing on additional targets; (iv) associated research and development services for the initial and, as applicable, additional targets; and (v) participation in the joint steering committee. The Company concluded that the research and development services were not capable of being distinct from the research and development licenses, and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. The Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion cannot currently benefit from the granted license on its own or together with other resources that are readily available to Alexion, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. The Company also concluded that, while participation on the joint steering committee was capable of being distinct, participation is not distinct from the R&D services within the context of the contract, as they are both inputs to the combined output of a target that successfully achieves IND approval. This is highlighted as an indicator in Accounting Standards Codification (“ASC”) 606, Contracts with Customers, that a significant integration service is being provided. As a result, the combination of the license of intellectual property together with the provision of research and development services and participation on the joint steering committee together represent the highest level of goods and services that can be deemed distinct.
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
Revenue associated with the performance obligations is being recognized as services are provided using an input method based on a cost-to-cost measure of progress. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations and reflects a faithful depiction of the transfer of goods and services.
During the three and nine months ended September 30, 2019, the Company recognized $1.5 million and $3.0 million as revenue under the Alexion Agreements, respectively. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded as deferred revenue at September 30, 2019 is $34.4 million, of which $23.7 million is included in the current portion of deferred revenue. As of September 30, 2019, the Company expects to recognize this amount over the remaining research program term, which is estimated to extend through the fourth quarter of 2023, with the majority being recognized through the fourth quarter of 2021.
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
The Company is eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target. Dicerna is also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single digits up to low double-digits. BI’s Second Target option provides for an option fee payment of $5.0 million and success-based development and commercialization milestones and royalty payments to Dicerna.
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
The Company concluded that BI is a customer in this arrangement, and as such, the arrangement falls within the scope of the revenue recognition guidance. The Company identified the following promises under the contract: the license of intellectual property and conducting agreed-upon research program services. The Company concluded that the license and research and development services are not capable of being distinct and are not distinct within the context of the contract; therefore, the Company considers these to be one performance obligation. The Company concluded that the option underlying the transfer of future licenses and potential associated research for any not-yet-known target gene is not a performance obligation of the contract at inception because the option fee reflects the standalone selling price of the option, and therefore, the option is not considered to be a material right. The Company considered the level of BI’s therapeutic expertise specifically related to RNAi, as well as BI’s know-how with regard to the Company’s GalXC conjugates, and concluded that BI cannot currently benefit from the granted license on its own or together with other resources that are readily available to BI, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. As a result, the combination of the license of intellectual property together with the provision of research and development support services together represent the highest level of goods and services that can be deemed distinct.
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
The $10.3 million transaction price for the first target was recognized through July 2019, which was the point where the Company’s obligation to provide research support services to BI ended. Related revenue was recognized on a straight-line basis, which was, in management’s judgment, an appropriate measure of progress toward satisfying the performance obligation. The Company recognized

$0.5 million and $3.2 million associated with the first target under the BI Agreement during the three and nine months ended September 30, 2019, respectively. The performance obligation associated with the first target had been satisfied as of September 30, 2019.
BI contract amendment
In October 2018, BI exercised its Second Target option, which entitled the Company to a non-refundable payment of $5.0 million and reimbursement of $0.7 million for certain third party expenses upon the agreement of a research work plan and budget for the Second Target. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed between the Company and BI in an Additional Target Agreement (the “ATA”), which was entered into on December 31, 2018.
Under the terms of the ATA, BI is responsible for future clinical development and commercialization of candidate products for the Second Target. Additionally, during the term of the research program, BI will reimburse the Company for certain expenses. The Company is eligible to receive up to $170.0 million in potential development and commercial milestones related to the Second Target. The Company is also eligible to receive tiered royalty payments on potential global net sales, subject to certain adjustments, in the mid-single digits. Except as otherwise set forth in the ATA, development of the Second Target is subject to the terms of the original BI Agreement.
The exercise of the Second Target option on December 31, 2018 through the ATA created a new arrangement for accounting purposes, and management determined that the $5.0 million exercise price with the $0.7 million of reimbursable expenses was representative of the standalone selling price. Consistent with the reasons described related to the initial target, management concluded that the non-refundable Second Target option exercise fee (akin to an upfront payment) constituted the amount of the consideration to be included in the transaction price and has been allocated to the single performance obligation. The basis for the conclusions regarding the treatment of development and sales-based milestones associated with the Second Target are consistent with those associated with the initial combined performance obligation under the BI Agreement. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company began recognizing the $5.7 million transaction price as revenue in January 2019 and will continue recognizing as revenue over the Company’s best estimate of the period during which it will be obligated to provide research support services to BI, currently estimated to end in October 2020.
Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company recognized $0.8 million and $2.3 million associated with the Second Target under the BI Agreement during the three and nine months ended September 30, 2019, respectively. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligation and recorded as deferred revenue at September 30, 2019 is $3.0 million, $2.7 million of which is included in the current portion of deferred revenue.
In addition to establishing the terms of the Second Target option exercise, the ATA also amends the BI Agreement to provide BI with the option to add, over a three-year period, the development of product candidates targeting a further additional target gene (the “Third Target Option”).
Per the ATA, if BI elects, in its sole discretion, to exercise the Third Target Option, the parties would agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to the Company, and BI would make an option fee payment to the Company of $5.0 million. This option exercise fee is consistent with the Second Target option exercise fee, which management concluded was representative of the standalone selling price. If BI chooses to exercise the Third Target Option, the Company will be responsible for the discovery and initial profiling of the product candidates, including primary preclinical studies, synthesis, and delivery. BI will be responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further preclinical development, clinical development, manufacturing, and commercialization of those products. If the Third Target Option is exercised, such exercise would result in a new arrangement for accounting purposes, as the licensing rights and research and development services underlying the Third Target Option are distinct from those associated with the initial and Second Target.
The following table presents changes in the Company’s aggregate deferred revenue balances for each reporting period:

	NINE MONTHS ENDED SEPTEMBER 30, 2019
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$183,186	$11,274	$(16,824)	$177,636

	YEAR ENDED DECEMBER 31, 2018
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$9,270	$180,092	$(6,176)	$183,186
8.    STOCK-BASED COMPENSATION

On May 7, 2019, the Company approved a further amendment and restatement (the “Amendment and Restatement”) to its 2014 amended and restated performance incentive plan (the “Amended and Restated 2014 Performance Incentive Plan”). The Amendment and Restatement updated the plan to reflect recent amendments to Section 162(m) of the Internal Revenue Code made by the Tax Cuts and Jobs Act.
During the three and nine months ended September 30, 2019, the Company granted stock options to purchase 861,000 and 5,317,000 shares of common stock with aggregate grant date fair values of $8.9 million and $46.2 million, respectively, compared to stock options to purchase 175,500 and 1,936,850 shares of common stock granted with aggregate grant date fair values of $1.7 million and $14.0 million for the three and nine months ended September 30, 2018, respectively.
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Common stock price	$13.46 - $15.61	$12.74 - $15.74
Expected option term (in years)	5.93 - 6.04	5.50 - 6.25
Expected volatility	79.40% - 79.56%	77.00% - 77.90%
Risk-free interest rate	1.37% - 1.84%	2.76% - 2.90%
Expected dividend yield	—%	—%

NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Common stock price	$10.31 - $15.61	$9.14 - $15.74
Expected option term (in years)	5.28 - 6.07	5.50 - 6.25
Expected volatility	78.33% - 80.80%	75.89% - 78.33%
Risk-free interest rate	1.37% - 2.62%	2.32% - 2.90%
Expected dividend yield	—%	—%
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Research and development expenses	$2,219	$718
General and administrative expenses	2,776	1,430
Total	$4,995	$2,148

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Research and development expenses	$5,978	$2,275
General and administrative expenses	7,737	3,398
Total	$13,715	$5,673

9.	LEASES
On July 11, 2014, the Company executed a noncancelable operating lease for office and laboratory space in Cambridge, Massachusetts (the “First Cambridge Lease”). The lease agreement, the term of which commenced on December 1, 2014, obligates the Company to make minimum payments totaling $9.6 million over a six-year lease term ending November 30, 2020. The Company has the option to extend the lease term for one additional five-year period. Rent expense is recorded on a straight-line basis. As part of the Company’s lease agreement, the Company established a letter of credit, secured by a restricted money market account, the balance of which is presented as restricted cash equivalents at September 30, 2019 and December 31, 2018. The Company also leases a small office in Cambridge, Massachusetts which has a 30-month term without a renewal option (the “Second Cambridge Lease” and together with the First Cambridge Lease, the “Cambridge Leases”).
Payments due under each lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. None of the Company’s operating leases contain residual value guarantees. In adopting ASC 842, Leases, the Company elected not to bifurcate payments between lease and nonlease components associated with leases for office and laboratory real estate.
The interest rate implicit in lease agreements is typically not readily determinable, and as such, the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
In addition, on January 2, 2019, Dicerna executed a lease for laboratory and office space in Lexington, Massachusetts (the “Lexington Lease”) that had not commenced for accounting purposes as of September 30, 2019. As a result, the Company has not yet recognized an ROU asset or lease liability on the condensed consolidated balance sheet for the Lexington Lease. The term of the Lexington Lease is seven years with approximately $30.1 million in fixed payments. The Company has the option to extend the lease term at a prevailing market rate as of the extension date, which is seven years after the Lexington Lease commencement date. The Company currently expects the Lexington Lease to commence in the fourth quarter of 2019.
On August 26, 2019, the Company entered into a lease agreement for 15,871 square feet of office space in Boulder, Colorado (the “Boulder Lease”) that had not commenced as of September 30, 2019. Due to the fact that the Boulder Lease had not commenced as of September 30, 2019, the Company has not yet recognized an ROU asset or lease liability on the condensed consolidated balance sheet for the Boulder Lease. The term of the lease is 87 months full calendar months plus any partial month from the commencement date to the end of the month in which the commencement date falls with approximately $3.0 million in aggregate fixed payments over the term of the lease arrangement. The Boulder Lease also provides the option to extend the term for up to two additional periods of 87 months each. As part of the agreement for the Boulder Lease, the Company is required to establish a $0.4 million letter of credit, secured by a restricted money market account, which will be presented as restricted cash equivalents at December 31, 2019. The Company currently expects the lease to commence for accounting purposes in the second quarter of 2020.
Future lease payments for noncancelable operating leases as of September 30, 2019 is as follows:

OPERATING LEASES(1)
Remaining 2019	$335
2020	1,901
2021	193
Total undiscounted operating lease payments	2,429
Less: imputed interest expense	(174)
Total operating lease liabilities	$2,255
__________________________
(1) Excluded from the table above are the lease payments associated with the Lexington Lease and the Boulder Lease that have not commenced as of the end of the period, which is the date the asset is made available to the Company by each lessor.
The components of lease cost for the three and nine months ended September 30, 2019 are as follows:

	THREE MONTHS ENDED SEPTEMBER 30, 2019	NINE MONTHS ENDED SEPTEMBER 30, 2019
Operating lease cost	$471	$1,387
Variable lease cost	509	1,095
Total lease cost	$980	$2,482

Amounts reported in the condensed consolidated balance sheet for leases where the Company is the lessee as of September 30, 2019 were as follows:

SEPTEMBER 30, 2019
Operating leases
Operating lease ROU assets	$2,224
Operating lease liabilities	$2,255

Weighted average remaining lease term
Operating leases	1.32 years

Weighted average discount rate
Operating leases	10.00%
Other information related to leases for the nine months ended September 30, 2019 is as follows:

NINE MONTHS ENDED SEPTEMBER 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,448

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$3,414
10.    COMMITMENTS AND CONTINGENCIES
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
At December 31, 2018, the outstanding balance of the litigation settlement payable was $10.5 million. The Company paid the remaining outstanding balance of the litigation settlement payable in full on January 22, 2019.
Legal proceedings
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2019.
11.    SUBSEQUENT EVENTS
Roche Collaboration and License Agreement
On October 30, 2019, the Company and Roche entered into a Collaboration and License Agreement (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, the Company and Roche will seek to progress DCR-HBVS, the Company’s investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization as well as an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of hepatitis B virus (“HBV”).
The Roche Collaboration Agreement provides that Roche will lead the development and commercialization of the DCR-HBVS program after completion of the Phase 1 clinical trial by the Company. Roche also has until receipt of interim Phase 1 data from the DCR-HBVS Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche which are intended primarily to treat HBV. Under the terms of the Roche Collaboration Agreement, the goal of such research collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Roche Collaboration Agreement provides that the Company and Roche’s research and early development organization will work exclusively with each other during the research collaboration period on the discovery, research, and development of such targets selected by Roche. Under the Roche Collaboration Agreement, the Company will provide Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement.
Roche will pay the Company a non-refundable upfront payment of $200.0 million. The Company is also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones for DCR-HBVS. In addition, the Roche Collaboration Agreement provides that Roche will pay to the Company up to mid- teens percent royalties on product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing DCR-HBVS in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, the Company has an option to co-fund the development of products under the agreement and, if exercised, receive high twenties to mid thirties royalty rates on the net sales of products in the United States. If the Company exercises the co-funding option, it shall also have an option to co-promote products containing DCR-HBVS in the United States.
The Roche Collaboration Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Roche may terminate the Roche Collaboration Agreement at any time without cause following the notice periods described in the agreement. Either party may terminate the Roche Collaboration Agreement in the event of an uncured material breach of the other party. The Roche Collaboration Agreement is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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
Overview
DicernaTM Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company using ribonucleic acid (“RNA”) interference (“RNAi”) to develop medicines that silence genes that cause disease. The Company’s proprietary GalXCTM technology is being applied to develop potent, selective, and safe RNAi therapies to treat diseases involving the liver, including rare diseases, chronic liver diseases, cardiovascular diseases, and viral infectious diseases. Dicerna aims to treat disease by addressing the underlying causes of illness with capabilities that extend beyond the liver to address a broad range of diseases, focusing on target genes where connections between gene and disease are well understood and documented. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
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
We currently view our operations and manage our business as one segment which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.
Development Programs
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. We are focusing our efforts on three priority therapeutic programs for which we currently have a Clinical Trial Application (“CTA”) filed or an Investigational New Drug (“IND”) application filed. We are also evaluating a series of potential programs in the clinical candidate selection stage, or for which a provisional clinical candidate has been selected that may be elevated into IND/CTA-enabling studies in the future, either on our own or in collaboration with larger pharmaceutical companies.
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
The table below sets forth the state of development of our various GalXC RNAi platform product candidates as of November 7, 2019.

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
In May 2018, we received notice from the United States (“U.S.”) Food and Drug Administration (“FDA”) granting Orphan Drug Designation to DCR-PHXC for the treatment of PH. In August 2018, the European Medicines Agency’s Committee for Orphan Medicinal Products designated DCR-PHXC as an orphan medicinal product for the treatment of PH in the European Union (“EU”). We received approval to proceed with the Phase 2 (“PHYOX2”) and Phase 3 (“PHYOX3”) studies in 2019 in a subset of the countries in which we intend to open trial sites. We initiated dosing of participants rolling over from the PHYOX1 trial into the recently approved PHYOX3 study, a long-term, multi-dose, open-label, roll-over extension study. Additionally, we’re enrolling patients in our registration trial, PHYOX2. In discussions with the FDA, we received feedback indicating alignment on a path to the full approval of DCR-PHXC for the treatment of PH type 2 (“PH2”) based on achievement of substantial reduction of high baseline urinary oxalate in patients with PH2 in the PHYOX2 pivotal trial. With this feedback, we believe we have a path to full approval in both PH type 1 (“PH1”) and PH2 based on PHYOX2 results. In July 2019, we received Breakthrough Therapy Designation from the FDA for the development of DCR-PHXC for the treatment of PH1. We plan to continue our dialogue with the FDA regarding endpoints for studies involving patients with PH type 3 (“PH3”) as part of the PHYOX clinical development program for DCR-PHXC and potentially an expansion of the Breakthrough Therapy Designation for PH2. In the first half of 2020, further clinical studies will be initiated in PH1 and PH2 patients aged 2-5 years, with relatively intact renal function, in PH1 and PH2 patients with severe renal impairment, including those in dialysis, and in patients with PH3, pending regulatory approvals.
Our Phase 1 clinical trial of DCR-PHXC called PHYOX1 has completed dosing. PHYOX1 is a Phase 1 single ascending-dose study of DCR-PHXC in healthy volunteers (“HVs”) and study participants with PH1 and PH2. The primary objective of the study is to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of DCR-PHXC. Secondary endpoints include the change in 24-hour urinary oxalate excretion from baseline, defined as the mean of two 24-hour collections during screening. The trial is divided into two groups:

•
Group A is a placebo-controlled, single-blind study and includes 25 HVs at a single site in the United Kingdom with five cohorts dosed at 0.3, 1.5, 3.0, 6.0, or 12.0-mg/kg of DCR-PHXC or placebo (3:2 randomization).

•
Group B is an open-label study and includes 18 participants, 15 with PH1 and three with PH2, and includes three cohorts of participants dosed at 1.5, 3.0, and 6.0-mg/kg of DCR-PHXC and a fourth cohort with flexible dosing. Group B participants are enrolled among five sites in the European Union and one site in the United States.

Group A dosing was completed in March 2018 and Group B dosing was completed in January 2019. We first reported interim results from the PHYOX1 trial on September 5, 2018 and subsequently presented updated results at the American Society of Nephrology’s (“ASN”) Kidney Week in San Diego on October 25, 2018, at the German Society of Pediatric Nephrology 50th Annual Meeting in Cologne, Germany on March 28, 2019, at the Oxalosis and Hyperoxaluria Foundation International Hyperoxaluria Workshop in Boston, Massachusetts on June 20, 2019, and at the ASN’s Kidney Week Annual Meeting in Washington, D.C. on November 7, 2019.
As of September 2019, investigators reported that DCR-PHXC was generally well-tolerated based on data from 18 participants (15 adults and three adolescents [participants 12-17 years old]) with PH1 (n=15) and PH2 (n=3) and 25 adult HVs. To date, five serious adverse events (“SAEs”) have occurred in four participants in Group B, none was deemed related to the study drug, and all five SAEs have resolved. A total of seven participants dosed with DCR-PHXC experienced mild or moderate injection site reactions, all of which resolved without intervention in a mean of 25 hours. No clinically meaningful safety signals were observed, including from liver function tests.
With respect to efficacy data in PHYOX1, as of September 2019, among the four participants with PH1 dosed at 6.0-mg/kg, the mean maximal reduction in urinary oxalate was 72% (range: 35% to 100%); three participants in this cohort reached normalization (defined as 24-hour urinary oxalate excretion <0.46 mmol) at one or more post-dose time points; one other achieved near-normalization (defined as 24-hour urinary oxalate excretion ≥ 0.46 and < 0.6 mmol). A single 3.0-mg/kg dose of DCR-PHXC was associated with a mean maximal reduction of 24-hour urinary oxalate of 72% (range: 62% to 80%) in participants with PH1. The 3.0-mg/kg dose brought urinary oxalate levels into the normal range at one or more post-dose time points in five of six participants with PH1. Additionally, the investigators reported a mean maximal reduction in urinary oxalate of 51% (range: 28% to 72%) among participants with PH1 receiving a single 1.5-mg/kg dose, which was associated with normalization or near-normalization in three of five participants.
The PHYOX1 investigators also reported that the three participants with PH2 (one of whom received a single 1.5-mg/kg dose of DCR-PHXC; the other two received a 3.0-mg/kg dose) achieved a mean maximal reduction of 24-hour urinary oxalate of 49% (range: 39% to 66%) with one participant reaching normalization and another participant reaching near-normalization at one or more post-dose time points.

•
Chronic Hepatitis B Virus infection. We have declared a GalXC RNAi platform-based product candidate for the treatment of chronic HBV infection, DCR-HBVS, and have initiated a Phase 1 clinical trial, which is known as DCR-HBVS-101. HBV is the world’s most common serious liver infection, with more than 292 million patients chronically infected, according to an estimate by the Hepatitis B Foundation. Chronic HBV infection, a condition characterized by the presence of the HBV surface antigen (“HBsAg”) for six months or more, claims approximately 780,000 lives annually; an estimated 650,000 of these deaths are caused by cirrhosis and liver cancer as a result of chronic hepatitis B, and 130,000 of these deaths result from complications associated with acute disease.

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
We received CTA and ethics committee approvals for a Phase 1 clinical trial in HVs and patients with chronic HBV infection in New Zealand in December 2018 and in Australia, Hong Kong, South Korea, and Thailand in 2019. The Phase 1 study was initiated in December 2018 and the first participants were dosed in January 2019. We anticipate human proof-of-concept data from all planned cohorts of our DCR-HBVS Phase 1 clinical trial to be available mid-year 2020.
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
In Group A, 30 HVs received a single ascending-dose of DCR-HBVS (0.1, 1.5, 3.0, 6.0, or 12.0-mg/kg) or placebo, with a four-week follow-up period. Group A dosing was completed in August 2019. Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to nucleoside analog therapy will receive a 3.0-mg/kg dose of DCR-HBVS or placebo; these participants will be followed for at least 12 weeks. We initiated Group B dosing in the third quarter of 2019, in parallel with Group C at the 3.0-mg/kg dose level. Group C is a multiple ascending dose arm in which DCR-HBVS (1.5, 3.0, or 6.0-mg/kg) or placebo will be administered to 18 participants with chronic HBV who are already being treated with nucleoside analogs, with a treatment and follow-up period of 16 weeks or more. The first patient dosed was from this group, at a dose of 1.5-mg/kg, in May 2019. The final patient’s last dose was administered in October 2019.
Participants with chronic HBV in Groups B and C, in whom HBsAg will have dropped by more than 1 log10 IU/mL below baseline at their last scheduled study visit, will continue to be followed until their HBsAg level is less than 1 log10 IU/mL below the baseline value.

•
Alpha-1 antitrypsin deficiency-associated liver disease. We have declared a GalXC RNAi platform-based product candidate for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease and submitted a CTA to the Swedish Medical Products Agency in June 2019 to conduct a first-in-human Phase 1/2 study of DCR-A1AT, an investigational therapy from our GalXC™ technology platform.

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
The initial DCR-A1AT-101 clinical trial is a Phase 1/2 randomized, placebo-controlled study designed to evaluate the safety and tolerability of DCR-A1AT in HVs and in patients with Alpha-1 antitrypsin deficiency-associated liver disease. Secondary objectives are to characterize the pharmacokinetic profile of DCR-A1AT, to evaluate preliminary pharmacodynamics on serum A1AT protein concentrations, and characterize the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by liver biopsy. Exploratory objectives include characterization of the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by biochemical markers as well as the effect on liver stiffness. The DCR-A1AT-101 clinical trial is divided into two phases or groups:

In Group A, up to 36 HVs are to receive a single ascending-dose of DCR-A1AT (0.1, 1.0, 3.0, 6.0, or 12.0-mg/kg) or placebo, with a minimum 8-week follow-up. Group B is a multiple ascending dose arm in which DCR-A1AT (doses yet to be determined) or placebo will be administered to up to 24 participants with A1AT with a treatment and follow-up period of 12 weeks or more. Group A is expected to begin enrollment in the fourth quarter of 2019.

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
Partner Development Programs
Roche Collaboration
On October 30, 2019, we entered into a Collaboration and License Agreement with Roche (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, we and Roche will seek to progress DCR-HBVS, our investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization as well as an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of HBV.

The Roche Collaboration Agreement provides that Roche will lead the development and commercialization of the DCR-HBVS program after we complete the Phase 1 clinical trial. Roche also has until receipt of interim Phase 1 data from the DCR-HBVS Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with us to pursue up to five targets selected by Roche which are intended primarily to treat HBV. Under the terms of the Roche Collaboration Agreement, the goal of such research collaboration will be to select compounds developed by us or Roche for Roche’s continued development and commercialization. The Roche Collaboration Agreement provides that we and Roche’s research and early development organization will work exclusively with each other during the research collaboration period on the discovery, research, and development of such targets selected by Roche. Under the Roche Collaboration Agreement, we will provide Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement.
Roche will pay us a non-refundable upfront payment of $200.0 million. We are also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones for DCR-HBVS. In addition, the Roche Collaboration Agreement provides that Roche will pay us up to mid- teens percent royalties on product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing DCR-HBVS in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, we have an option to co-fund the development of products under the agreement and, if exercised, receive high twenties to mid thirties royalty rates on the net sales of products in the U.S. If we exercise the co-funding option, we shall also have an option to co-promote products containing DCR-HBVS in the U.S.
The Roche Collaboration Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. Roche may terminate the Roche Collaboration Agreement at any time without cause following the notice periods described in the agreement. Either party may terminate the Roche Collaboration Agreement in the event of an uncured material breach of the other party. The Roche Collaboration Agreement is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

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
Under the terms of the Lilly Collaboration Agreement, Lilly paid us a non-refundable, non-creditable upfront payment of $100.0 million and made a concurrent stated $100.0 million equity investment in us at a premium pursuant to a share issuance agreement between the parties (the “Lilly Share Issuance Agreement”). Under the Lilly Collaboration Agreement, we are also eligible to potentially receive up to approximately $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment due for each of the non-hepatocyte targets when a product achieves proof of principle in an animal model. In addition, the Lilly Collaboration Agreement also provides that Lilly will pay us mid-single to low-double digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. During the three and nine months ended September 30, 2019, $5.2 million and $8.3 million of revenue was recognized associated with the Lilly Collaboration Agreement, respectively.
Alexion Collaboration
On October 22, 2018, we entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”) with Alexion for the joint discovery and development of RNAi therapies for complement-mediated diseases. Under the terms of the Alexion Collaboration Agreement, we will collaborate with Alexion on the discovery and development of subcutaneously delivered GalXC candidates, currently in preclinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. We will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. We will be responsible for manufacturing of the GalXC candidates for use through the completion of Phase 1, the costs of which will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1.
The Alexion Collaboration Agreement also provides Alexion with exclusive worldwide licenses as well as development and commercial rights for two of our preclinical, subcutaneously-delivered GalXC RNAi candidates and an exclusive option for the discovery and development of GalXC RNAi candidates against two additional complement pathway targets.
Under the terms of the Alexion Collaboration Agreement, Alexion paid us a non-refundable, non-reimbursable, and non-creditable upfront payment of $22.0 million, with Alexion Pharmaceuticals making a concurrent stated $15.0 million equity investment at a premium in Dicerna pursuant to a share issuance agreement between us and Alexion Pharmaceuticals (the “Alexion Share Issuance Agreement”). The Alexion Collaboration Agreement also provides for potential additional payments to Dicerna of up to $600.0 million from proceeds from target option exercises and development and sales milestones, as defined in the agreement, which are comprised of option exercise fees of up to $20.0 million, representing $10.0 million for each of the candidates selected; development milestones of up to $105.0 million for each product; and aggregate sales milestones of up to $160.0 million. Under the agreement, Alexion will also pay us mid-single to low-double digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. During the three and nine months ended September 30, 2019, we recognized $1.5 million and $3.0 million in revenue associated with the Alexion Collaboration Agreement, respectively.
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
Under the terms of the ATA, in accordance with the terms of the BI Agreement, BI agreed to pay us a non-refundable upfront payment of $5.0 million to exercise its initial option for development related to the Second Target. Under the terms of the ATA, during the term of the research program, BI will reimburse us for certain expenses. We are eligible to receive up to $170.0 million in potential development and commercial milestones related to the Second Target. We are also eligible to receive tiered royalty payments on potential global net sales, subject to certain adjustments, in the mid-single digits. Other than as set forth in the ATA, development of the Second Target will be subject to the terms of the BI Agreement. Per the ATA, if BI elects, in its sole discretion, to exercise the

Third Target option, the parties would agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to Dicerna, and BI would make an option fee payment to us of $5.0 million. During the three and nine months ended September 30, 2019, $1.3 million and $5.5 million of revenue was recognized associated with the BI Agreement, respectively.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on March 13, 2019. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the nine months ended September 30, 2019.

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
Upon adoption, we recorded ROU assets of $2.7 million and lease liabilities of $2.8 million. Initial implementation of the standard did not have a material impact on the statement of operations or statement of cash flows.
Recent Developments
Colorado lease
On August 26, 2019, we entered into a non-cancelable real property lease agreement for 15,871 square feet of office space in Boulder, Colorado (the “Boulder Lease”). We intend to relocate our currently remote Colorado employees to this facility upon lease commencement, which we currently anticipate will occur in the second quarter of 2020.
The term of the Boulder Lease is 87 full calendar months plus any partial month from the commencement date to the end of the month in which the commencement date falls. The Boulder Lease commences on the earlier of the date on which (a) we occupy any portion of the facility and begin conducting business therein, (b) the landlord delivers the facility to us with the work in the facility substantially completed, or (c) the work in the facility would have been substantially completed but for the occurrence of any delays caused by us. The Boulder Lease provides for an aggregate fixed rent of approximately $3.0 million during the 87-month term. In addition to the annual fixed rent, we will be responsible for certain customary operating expenses and real estate taxes specified in the agreement.
Lexington lease
On January 2, 2019, we entered into a non-cancelable real property lease agreement for 80,872 square feet of laboratory and office space in Lexington, Massachusetts (the “Lexington Lease”). We intend to move our corporate headquarters and research facility to this location upon occupancy and expect the move to occur in the fourth quarter of 2019.
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
Cambridge sublease
On January 4, 2019, we entered into a non-cancelable real property sublease agreement for approximately 9,653 square feet of office space in Cambridge, Massachusetts (“Cambridge Sublease”). The term of the sublease commenced on January 11, 2019, the date that the Landlord provided written consent to the Cambridge Sublease, and extends through the sublease expiration date of July 30, 2021. The Cambridge Sublease provides for an aggregate fixed rent of approximately $0.8 million during the term of the sublease.
Roche collaboration
On October 30, 2019, we entered into a Collaboration and License Agreement with Roche (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, we and Roche will seek to progress DCR-HBVS, our investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization as well as an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of HBV.
Roche will pay us a non-refundable upfront payment of $200.0 million. We are also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones for DCR-HBVS. In addition, the Roche Collaboration Agreement provides that Roche will pay us up to mid- teens percent royalties on product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing DCR-HBVS in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, we have an option to co-fund the development of products under the agreement and, if exercised, receive high twenties to mid thirties royalty rates on the net sales of products in the U.S. If we exercise the co-funding option, we shall also have an option to co-promote products containing DCR-HBVS in the U.S. Refer to “Part I, Item II — Management’s Discussion and Analysis of Financial Condition and Results of Operations – Development Programs” for further information.

Executive Summary
Our results of operations and liquidity and capital resources for and as of the three and nine months ended September 30, 2019 reflect the following:

•
On January 1, 2019, we implemented the new lease accounting standard issued by the Financial Accounting Standards Board, Leases (Topic 842). Upon adoption, we recorded a right-of-use asset of $2.7 million which is recorded in noncurrent assets in the condensed consolidated balance sheet, a short-term lease liability of $1.4 million, and a long-term lease liability of $1.4 million. As of September 30, 2019 the right-of-use asset was $2.2 million, and the short-term and long-term lease liabilities were $1.7 million and $0.5 million, respectively.

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

•
On August 26, 2019, we entered into an 87-month non-cancelable real property lease agreement for 15,781 square feet of office space in Boulder, Colorado. We intend to relocate our currently remote Colorado employees to this facility in the second quarter of 2020.

•
On October 30, 2019, we entered into a Collaboration and License Agreement with Roche (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, we and Roche will seek to progress DCR-HBVS, our investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization as well as an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of HBV. Roche will pay us a non-refundable upfront payment of $200.0 million. We are also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones for DCR-HBVS. In addition, the Roche Collaboration Agreement provides that Roche will pay us up to mid- teens percent royalties on product sales. We also have an option to co-fund the development of products under the agreement and, if exercised, receive high twenties to mid thirties royalty rates on the net sales of products in the U.S. If we exercise the co-funding option, we shall also have an option to co-promote products containing DCR-HBVS in the U.S. The Roche Collaboration Agreement is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

•
Revenue from collaborative arrangements during the three months ended September 30, 2019 reflects $5.2 million, $1.5 million, and $1.3 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $1.6 million solely related to the BI collaboration during the three months ended September 30, 2018.

•
Revenue from collaborative arrangements during the nine months ended September 30, 2019 reflects $8.3 million, $3.0 million, and $5.5 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $4.6 million solely related to the BI collaboration during the nine months ended September 30, 2018.

Financial Operations Overview
Revenue from collaborative arrangements
Our revenue from collaboration arrangements to date has been generated primarily through research funding, license fees, option exercise fees, and preclinical development payments under our research collaboration arrangements with Roche, Lilly, Alexion, and BI. We have not generated any commercial product revenue, nor do we expect to generate any product revenue for the foreseeable future.
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
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial, and support functions. Other general and administrative expenses include travel expenses, professional legal fees (excluding litigation expenses), audit, tax, and other professional services, and allocated facility-related costs not otherwise included in research and development expenses.
Litigation expense
Litigation expense consists of legal fees and expenses solely related to the litigation with Alnylam Pharmaceuticals, Inc. (“Alnylam”).
Interest income
Interest income consists of interest income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents.
Interest expense
Interest expense represents interest expense incurred on a long-term payable with Alnylam, which was paid in the first quarter of 2019.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018	$ CHANGE	% CHANGE
Revenue from collaborative arrangements	$8,035	$1,545	$6,490	420.1%
Operating expenses:
Research and development	30,086	11,695	18,391	157.3%
General and administrative	10,619	5,354	5,265	98.3%
Litigation expense	—	3,694	(3,694)	(100.0)%
Total operating expenses	40,705	20,743	19,962	96.2%
Loss from operations	(32,670)	(19,198)	(13,472)	70.2%
Other income (expense):
Interest income	1,880	401	1,479	368.8%
Interest expense	—	(223)	223	(100.0)%
Total other income, net	1,880	178	1,702	*
Net loss	$(30,790)	$(19,020)	$(11,770)	61.9%

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	$ CHANGE	% CHANGE
Revenue from collaborative arrangements	$16,824	$4,635	$12,189	263.0%
Operating expenses:
Research and development	74,521	31,927	42,594	133.4%
General and administrative	29,126	14,449	14,677	101.6%
Litigation expense	—	29,122	(29,122)	(100.0)%
Total operating expenses	103,647	75,498	28,149	37.3%
Loss from operations	(86,823)	(70,863)	(15,960)	22.5%
Other income (expense):
Interest income	6,034	1,020	5,014	491.6%
Interest expense	—	(399)	399	(100.0)%
Total other income, net	6,034	621	5,413	*
Net loss	$(80,789)	$(70,242)	$(10,547)	15.0%
* Percentage change not meaningful
Revenue from collaborative arrangements
Revenue from collaborative arrangements during the three months ended September 30, 2019 reflects $5.2 million, $1.5 million, and $1.3 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $1.6 million solely related to the BI collaboration during the three months ended September 30, 2018.
Revenue from collaborative arrangements during the nine months ended September 30, 2019 reflects $8.3 million, $3.0 million, and $5.5 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $4.6 million solely related to the BI collaboration during the nine months ended September 30, 2018.
We do not expect to generate any product revenue for the foreseeable future.

Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2019	2018	$ CHANGE	% CHANGE
Direct research and development expenses	$17,116	$6,207	$10,909	175.8%
Platform-related expenses	4,319	1,636	2,683	164.0%
Employee-related expenses	7,797	3,018	4,779	158.3%
Facilities, depreciation, and other expenses	854	834	20	2.4%
Total	$30,086	$11,695	$18,391	157.3%

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	$ CHANGE	% CHANGE
Direct research and development expenses	$40,628	$16,037	$24,591	153.3%
Platform-related expenses	9,782	4,174	5,608	134.4%
Employee-related expenses	21,399	9,274	12,125	130.7%
Facilities, depreciation, and other expenses	2,712	2,442	270	11.1%
Total	$74,521	$31,927	$42,594	133.4%
Research and development expenses increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to direct research and development expenses and employee-related expenses. The $10.9 million increase in direct research and development expenses in the three months ended September 30, 2019 included a $6.2 million increase in manufacturing costs to support our clinical studies and a $3.6 million increase in clinical study costs, reflecting increased activities associated with our DCR-PHXC and DCR-HBVS programs. Research and development expenses were also impacted by a $4.8 million increase in employee-related expenses, such as compensation and benefits.
Research and development expenses increased for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to direct research and development expenses and employee-related expenses. The $24.6 million increase in direct research and development expenses in the nine months ended September 30, 2019 included a $14.2 million increase in manufacturing costs to support our clinical studies and a $9.5 million increase in clinical study costs, reflecting increased activities associated with our DCR-PHXC and DCR-HBVS programs. These costs were partially offset by a $2.3 million decrease in preclinical study costs. Research and development expenses were also impacted by a $12.1 million increase in employee-related expenses, such as compensation and benefits. The increase in employee-related expenses in both the three and nine months ended September 30, 2019, is a result of a 145% increase in research and development headcount necessary to support our growth.
We expect our overall research and development expenses to continue to increase throughout 2019 for the foreseeable future, as we ramp our clinical manufacturing activities, continue clinical activities associated with our three proprietary product candidates, and increase activities under the Lilly, Alexion, and BI agreements and potentially under the Roche agreement, if they choose to select additional targets.
General and administrative expenses
General and administrative expenses increased for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in the three months ended September 30, 2019 is primarily related to a $3.2 million increase in employee-related expenses, due to increased stock-based compensation and headcount growth, and a $0.9 million increase in general and business development consulting costs.
General and administrative expenses increased for the nine months ended September 30, 2019 compared to the three months ended September 30, 2018. The increase in the nine months ended September 30, 2019 is primarily related to a $8.7 million increase in employee-related expenses, due to increased stock-based compensation and headcount growth, and a $2.6 million increase in general and business development consulting costs.
We expect general and administrative expenses to continue to increase in 2019, as compared to 2018, largely due to investments in staffing and market readiness activities.

Litigation expenses
Litigation expenses of $3.7 million and $29.1 million, for the three and nine months ended September 30, 2018, respectively, were comprised solely of litigation and settlement expenses associated with the litigation with Alnylam that was settled in the second quarter of 2018.
Interest income
Interest income represents interest earned from our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents. The increases for the three and nine months ended September 30, 2019 were largely due to higher balances in money market funds and U.S. Treasury securities as a result of cash received from the collaboration agreements executed with Lilly and Alexion in October 2018.
Interest expense
Interest expense of $0.2 million and $0.4 million during the three and nine months ended September 30, 2018, respectively, represents interest expense incurred on the balance of the litigation settlement payable.
Liquidity and Capital Resources
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements with Lilly, Alexion, and BI. As of September 30, 2019, we had cash and cash equivalents and held-to-maturity investments of $312.7 million compared to $302.6 million as of December 31, 2018. The balance of cash, cash equivalents, and held-to-maturity investments as of September 30, 2019 includes the receipt of an additional $105.0 million in proceeds from the Lilly and BI collaborations, which were partially offset by the $10.5 million final settlement payment to Alnylam.
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
We believe that our cash, cash equivalents, and held-to-maturity investments, together with the $200.0 million upfront payment expected upon closing of our recently announced agreement with Roche, provides us with sufficient resources to continue our planned operations and clinical activities beyond the year ended December 31, 2021.
Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018
Net cash provided by (used in) operating activities	$14,232	$(43,342)
Net cash used in investing activities	$(19,233)	$(88,944)
Net cash provided by financing activities	$792	$109,896
Operating activities
Net cash provided by (used in) operating activities increased $57.6 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 primarily due to a $97.0 million decrease in contract receivables largely due to the upfront cash payment received from Lilly in January 2019 in connection with our collaboration agreement. This increase in cash was offset by a $23.3 million decrease in the litigation settlement payable as a result of the final settlement payment in the first quarter of 2019 and a $10.3 million decrease in non-cash litigation expense in the nine months ended September 30, 2018, as there were no such expenses in the nine months ended September 30, 2019.

Investing activities
Net cash used in investing activities decreased $69.7 million in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The decrease in net cash used in investing activities primarily relates to a $256.0 million increase in proceeds from the maturities of held-to-maturity investments that were partially offset by a $181.2 million increase in purchases of held-to-maturity investments for the nine months ended September 30, 2019. Net cash used in investing activities was additionally impacted by a $5.1 million increase in purchases of property and equipment in the nine months ended September 30, 2019.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2019 decreased $109.1 million compared to the nine months ended September 30, 2018. The decrease was primarily due to the receipt of $107.7 million in net proceeds in September 2018 from a follow-on public offering of our common stock.
Funding requirements
We expect that our primary uses of capital will continue to be third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plans for at least the 12-month period following November 7, 2019. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the potential receipt of any milestone payments under the Roche Collaboration Agreement, Lilly Collaboration Agreement, the Alexion Collaboration Agreement, or the BI Agreement;

•	the terms and timing of any other collaboration, licensing, and other arrangements that we may establish;

•	the initiation, progress, timing, and completion of preclinical studies and clinical trials for our potential product candidates;

•	our alignment with the U.S. Food and Drug Administration on regulatory approval requirements;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing, and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs of responding to and defending ourselves against complaints and potential litigation;

•	the costs and timing of procuring clinical and commercial supplies for our product candidates;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, product candidates, or technologies.
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
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations as of September 30, 2019 (amounts in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations*	$2,429	$1,868	$561	$—	$—
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

We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheet or in the table above since the achievement and timing of these milestones were not probable or estimable as of September 30, 2019.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2019, we had cash, cash equivalents, and held-to-maturity investments of $312.7 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash, cash equivalents, or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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

Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the quarter ended September 30, 2019, which was identified in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2019, we had $312.7 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, and held-to-maturity investments, together with the $200.0 million upfront payment expected upon closing of our recently announced agreement with Roche, will be sufficient to fund the execution of our current clinical and operating plan beyond 2021. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

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

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, delay or cease our efforts to build our commercial capabilities, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish development or commercialization rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales or royalties in the foreseeable future, if at all, and milestone payments, if any, are based on third-party determinations and/or events outside our control. Our revenue sources currently are, and will remain, limited unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, research collaborations and license agreements, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, our status as a smaller reporting company under SEC regulations, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.
We have a history of operating losses; we expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of September 30, 2019, we had an accumulated deficit of $485.6 million. For the nine months ended September 30, 2019 and for the years ended December 31, 2018, 2017, and 2016, our net loss attributable to common stockholders was $80.8 million, $88.9 million, $80.3 million, and $59.5 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam Pharmaceuticals, Inc. (“Alnylam”) litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
We have not generated, and do not expect to generate, any revenue from product sales for the foreseeable future, and unless we enter into new significant collaboration agreements with significant upfront payments, we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials, and the regulatory approval process for product candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our existing collaborators, or any future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that GalXC does not possess certain properties required for a drug to be safe and effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into GalXC. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on GalXC may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as DCR‑PHXC, DCR-HBVS, and DCR-A1AT, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable, and the value of our common stock will decline.
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
The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future commercial revenue from the sale or licensing of product candidates.
Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to numerous factors, including whether the product can be sold at a competitive price and otherwise is accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on GalXC technology, and we may not be able to convince the medical community and third-party payors, including health insurers, to accept and use, or to provide favorable coverage of or reimbursement for, any product candidates developed by us or our existing collaborator or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:

•	the timing of our receipt of any marketing and commercialization approvals and those of our competitors;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the safety and efficacy of our product candidates;

•	the prevalence and severity of any adverse side effects associated with our product candidates;

•	limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;

•	relative convenience and ease of administration of our product candidates;

•	the willingness of physicians and patients to accept any new methods of administration;

•	the success of our physician education programs;

•	the availability of adequate government and third-party payor coverage and reimbursement;

•	the pricing of our products, particularly as compared to alternative treatments and the recommendations of public or private pricing review agencies or organizations regarding our products;

•	our ability to market and sell our products in compliance with applicable law; and

•	availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits, and costs of those treatments.
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
We currently have no products on the market and our product candidates are in varied stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials.
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

•
delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

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
Breakthrough Therapy Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
The FDA has granted Breakthrough Therapy Designation to DCR-PHXC for the treatment of patients with primary hyperoxaluria type 1 (“PH1”). A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA will work closely with us to provide guidance on subsequent development of DCR-PHXC for treatment of PH1 to help us design and conduct a development program as efficiently as possible. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the Breakthrough Therapy Designation. If the Breakthrough Therapy Designation for DCR-PHXC for treatment of PH1 is rescinded, submission of portions of the NDA will not be permitted under this program.
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
The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations regarding quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints and/or stock-outs of our products, be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In addition to our current collaborations with BI, Alexion, and Lilly, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any existing or future collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention in order to obtain and manage a collaboration or develop acquired products, product candidates, or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or goodwill or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing, or may develop product candidates and processes competitive with our product candidates, some of which may become commercially available before any of our product candidates. We believe that a significant number of products are currently under development and may become commercially available in the future for the treatment of conditions for which we may try to develop product candidates.
Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of many companies that are working in the field of RNAi therapeutics, including major pharmaceutical companies and a number of biopharmaceutical companies including Alnylam, Arrowhead Pharmaceuticals, Inc. (“Arrowhead”), and Arbutus Biopharma Corporation (“Arbutus”).
We also compete with companies working to develop antisense and other RNA-based drugs including Ionis Pharmaceuticals, Akcea Therapeutics, Inc., Moderna, Inc., and Wave Life Sciences Ltd. Like RNAi therapeutics, antisense drugs target mRNA with the objective of suppressing the activity of specific genes. The development of antisense drugs is more advanced than that of RNAi therapeutics with several antisense therapies currently approved, and antisense technology may become the preferred technology for products that target mRNAs.
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
Beyond RNA-based platform competition, there are a number of potential competitors working to develop therapeutics in our areas of research, including Oxthera AB, Allena Pharmaceuticals, Inc., Arbutus, F. Hoffman-LaRoche, Ltd, Vertex Pharmaceuticals Incorporated, Assembly Biosciences, Inc., Spring Bank Pharmaceuticals, Inc., Gilead Sciences, Inc., and GlaxoSmithKline plc.
Any inability to attract and retain qualified key management and technical personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management and other specialized personnel, including: Douglas M. Fambrough, III, Ph.D., our chief executive officer; Bob D. Brown, Ph.D., our chief scientific officer; Ralf Rosskamp, M.D., our chief medical officer; John B. Green, our chief financial officer; James B. Weissman, our chief operating officer; and Rob Ciappenelli, our chief commercial officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly complex nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations.
Interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted and as the data are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim or preliminary data from our clinical studies. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Material adverse changes between preliminary or interim data and final data could significantly harm our business prospects.
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

We or our collaborative partners may conduct clinical trials for product candidates outside of the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We or our collaborative partners may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. For instance, our clinical trials of DCR-PHXC and DCR-HBVS each include subjects outside of the U.S. and our clinical trials of DCR-A1AT plan to include subjects outside of the U.S. The acceptance of study data from clinical trials conducted outside of the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable international jurisdiction for which we plan to enroll subjects outside of the U.S. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing, and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, we will be unable to successfully commercialize any such future products.
We currently have limited sales, marketing, or distribution capabilities or experience. If any of our product candidates are approved, we will need to significantly expand and implement sales, marketing, and distribution capabilities to commercialize such products, which would be expensive and time-consuming, or enter into collaborations with third parties to perform these services. If we decide to market our products directly, we will need to commit significant financial, legal, and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration, and compliance capabilities. If we rely on third parties with such capabilities to market our approved products or decide to co-promote products with collaborators, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable, compliant terms, or at all. In entering into third-party marketing or distribution arrangements, any commercial revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. If we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
Even if we receive marketing and commercialization approval of a product candidate, we and our third-party services providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling, advertising and promotional activities, record keeping, distribution, adverse event reporting, import and export of pharmaceutical products, pricing, sales and marketing, and fraud and abuse requirements. We are required to submit safety and other post-market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategy (“REMS”) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (“RMPs”) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, for nationally authorized medicinal products, the relevant governmental authority of any EU member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes, or facilities may result in restrictions on the product, manufacturer, or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers, or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures or administrative detention of products, refusal to permit the import or export of products, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties, and criminal prosecution.
We face risks arising from the results of the public referendum held in the United Kingdom and its membership in the European Union.
We have a subsidiary located in the United Kingdom (the “UK”), which we established in order to allow us to conduct clinical trials in EU member states. On June 23, 2016, the UK held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” The withdrawal of the UK from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty. On March 29, 2017, the Prime Minister of the UK delivered a formal notice of withdrawal to the EU. On May 22, 2017, the Council of the EU (the “Council”) adopted a decision authorizing the opening of Brexit negotiations with the UK and formally nominated the European Commission as EU negotiator. The Council also adopted negotiating directives for the talks, which began on April 18, 2018. Because of the regulatory uncertainty surrounding Brexit, we have established a subsidiary in Ireland for ongoing regulatory initiatives in the EU.
The ongoing developments following the UK’s public referendum vote to exit from the EU could cause disruptions to and create uncertainty surrounding our business, including affecting our relationships with existing and potential suppliers, manufacturers, and other third parties. Negotiations have commenced to determine the terms of the UK’s future relationship with the EU, including the terms of trade between the UK and the EU, and the UK’s current deadline to complete its exit from the EU is uncertain. The effects of Brexit will depend upon any agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. The measures could potentially have corporate structural consequences, adversely change tax benefits or liabilities in these or other jurisdictions, and could disrupt some of the markets and jurisdictions in which we operate. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. In addition, the announcement of Brexit has caused significant volatility in global stock markets and currency exchange rate fluctuations, including the strengthening of the USD against some foreign currencies, and the Brexit negotiations may continue to cause significant volatility. The progress and outcomes of Brexit negotiations also may create global economic uncertainty. Any of these effects of Brexit, among others, could materially adversely affect the business, business opportunities, and financial condition of our company.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with FDA or U.S. healthcare laws and regulations or applicable laws, regulations, guidance, or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations, provide accurate information to any governmental authorities such as the FDA, comply with manufacturing standards we may establish, comply with federal and state healthcare fraud and abuse laws and regulations, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance, and codes of conduct intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws, regulations, guidance, and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, business or conduct involving healthcare professionals, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA-regulated activities, and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance, or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.
Our internal computer systems, or those of third parties with which we do business, including our CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs or the theft of Company or patient confidential information.
Despite the implementation of security measures, our internal computer systems and those of third parties with which we do business, including our CROs and other contractors and consultants, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. Such events, as well as power outages, natural disasters (including extreme weather), terrorist attacks, phishing or ransomware attacks, or other similar events, could cause interruptions of our operations. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data, or inappropriate disclosure of confidential or proprietary information of the Company or patients, we could incur liability, reputational harm, and the development of our product candidates could be delayed.

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
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We are in the process of performing an analysis on whether we have experienced any ownership changes in the past. Our preliminary analysis indicates that we may have experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. While this analysis is still preliminary, it is likely that our net operating losses are subject to such limitation. As of September 30, 2019, we had significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we have or do experience an ownership change, which could have an adverse effect on our business, financial position, results of operations, and prospects.

The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2019, we had $312.7 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of September 30, 2019, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included 83 issued patents or allowed patent applications and 136 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
While we believe our intellectual property allows us to pursue our current development programs, the biological process of RNAi is a natural process and cannot be patented. Several companies in the space are pursuing alternate methods to exploit this phenomenon and have built their intellectual property around these methods. For example, Alnylam controls three patent families containing both pending patent applications and issued patents (e.g., U.S. Patent Numbers 8,853,384 and 9,074,213, and European Patent EP 1 352 061 B1) that pertain to RNAi. These are referred to in their corporate literature as the “Tuschl family” (e.g. patents and applications claiming priority to WO2002/044321, filed November 29, 2001, and their priority filings) and the “Kreutzer-Limmer family” (e.g., patents and applications claiming priority to WO 2002/044895, filed January 29, 2000, WO 2002/055693, filed January 9, 2002, and their priority filings). Both families contain patent applications still in prosecution, with the applicants actively seeking to extend the reach of this intellectual property in ways that might strategically impact our business. Additional areas of intellectual property pursued by Alnylam and others include oligonucleotide delivery-related technologies (such as conjugation to targeting moieties) and oligonucleotides directed to specific gene targets. In addition, Silence Therapeutics owns patents directed to certain chemical modifications of RNAi molecules, including U.S. Patent Number 9,222,092, with a priority date of August 5, 2002.
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
Our trademarks or trade names may be challenged, infringed, circumvented or declared generic, or determined to be infringing on other marks. Any trademark litigation could be expensive. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential collaborators or customers in our markets of interest. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected.
Risks Related to Government Regulation
We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.
Our product candidates are subject to extensive governmental regulations relating to, among other things, research, development, testing, manufacture, quality control, approval, labeling, packaging, promotion, storage, record keeping, advertising, distribution, sampling, pricing, sales and marketing, safety, post-approval monitoring and reporting, and export and import of drugs. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required to be successfully completed in the U.S. and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.
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
Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials are covered by federal healthcare programs or other third-party payors, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state, and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we may obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

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

•
the federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal False Claims Act (“FCA”), which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making, using, or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customer or promoting a product off-label. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•
HIPAA includes a fraud and abuse provision which imposes criminal and civil liability for executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors), or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•
the federal Physician Payment Sunshine Act created under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the “ACA,” and its implementing regulations which require that manufacturers of drugs, biologicals, devices, and medical supplies for which payment is available under Medicare, Medicaid, and Children’s Health Insurance Program (with certain exceptions) report annually to the Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

•
The Foreign Corrupt Practices Act (“FCPA”) prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•
the EU General Data Protection Regulation (EU) 2016/679 (“GDPR”), which introduced new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules as of May 25, 2018. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
Additionally, we may be subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. The approval and commercialization of any of our drug candidates outside the U.S. will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.
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
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs once marketing approval is obtained. One example is the establishment in 2006 of the Institute for Clinical and Economic Review, or ICER. ICER evaluates the clinical and economic value of prescription drugs and issues reports for payers to rely on in making decisions on patient access to new medicines.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in September 2018, CMS announced that it will allow Medicare Advantage Plans the option to use step therapy for Part B drugs beginning January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. While some proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Among the provisions of the ACA addressing coverage and reimbursement of pharmaceutical products of importance to our potential therapeutic candidates are the following:

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

Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018, the same judge issued an order staying the judgment pending appeal. A Fifth Circuit U.S. Court of Appeals has been asked to determine whether certain states and the House of Representatives have standing to appeal the lower court decisions, but it is unclear when a Court will render its decision and what effect it will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
In addition, since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the Trump administration has concluded that Cost-Sharing Reduction (“CSR”) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On June 24, 2019, the U.S. Supreme Court agreed to hear an appeal of the appellate decision during its next term, which began in October of 2019. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are complex and not fully understood.
Also, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the health benefits required under the ACA for plans sold through these marketplaces. For example, on November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out-of-pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule would allow Medicare Advantage plans to use pre-authorization (“PA”) and step therapy (“ST”) for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; change the definition of “negotiated prices;” and add a new definition of “price concession.” It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Congress will likely continue to consider subsequent legislation and further action to repeal, replace, or modify the ACA.
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
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through September 30, 2019, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:

•	the success or failure of competitive products or technologies;

•
delays in initiating or completing and the results of preclinical studies and clinical trials of our product candidates or those of our competitors, our existing collaborators, or any future collaborators;

•	regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our product candidates;

•	introductions and announcements of new products by us, our commercialization collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ product candidates, products, clinical studies, manufacturing processes, or sales and marketing terms;

•	actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our or our competitors’ efforts to acquire or in-license additional technologies, products, or product candidates;

•	developments concerning our or our competitors’ products or collaborations, including but not limited to, those with sources of manufacturing supply and commercialization partners;

•	announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	fluctuations in the valuation of companies perceived by investors to be comparable to us;

•	announcement and expectation of additional financing efforts;

•	speculation in the press or investment community;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	the absence of lock-up agreements with the holders of substantially all of our outstanding shares in connection with follow-on public offerings of our common stock;

•	the concentrated ownership of our common stock;

•	changes in accounting principles;

•	terrorist acts, acts of war, or periods of widespread civil unrest;

•	natural disasters and other calamities;

•	general economic, industry, and market conditions; and

•	developments concerning complaints or litigation against us.
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
As of September 30, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 54.2% of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
Due to our status as an emerging growth company, we have not been required to comply with the rules of the SEC that implement Section 404(b). Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company and a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. We expect to lose our status as an emerging growth company as early as following the year ending December 31, 2019. To achieve compliance with Section 404(b) within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we are dedicating internal resources, engaging outside consultants, and have adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain of our common stockholders for the foreseeable future.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of November 4, 2019, we also had 4,084,099 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 13,168,519 shares of our common stock outstanding and warrants to purchase 2,198 shares of our common stock outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.

Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 4, 2019, we had 68,431,048 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.
Sales of shares issued in private placements may cause the market price of our shares to decline.
In April 2017, we issued 700,000 shares of the Redeemable Convertible Preferred in a private placement, which were convertible into shares of our common stock at an agreed conversion rate. In December 2017, all shares of Redeemable Convertible Preferred were converted into shares of our common stock. We granted the holders of Redeemable Convertible Preferred certain demand, shelf, and “piggyback” registration rights with respect to the shares of common stock issued upon conversion of the Redeemable Convertible Preferred. Such registration rights continue subsequent to the conversion and repurchase of the Redeemable Convertible Preferred with respect to the shares of common stock issued in such conversion. In accordance with such registration rights, we filed a shelf registration statement on Form S-3 covering the resale of 24,491,663 shares of our common stock by the former holders of Redeemable Convertible Preferred. The registration statement was declared effective on May 9, 2018, and all shares of common stock issued upon conversion of the Redeemable Convertible Preferred may now be freely sold in the open market. Additionally, we issued 983,208 shares of our common stock to Alnylam in April 2018, 835,834 shares of our common stock to Alexion in October 2018, and 5,414,185 shares of our common stock to Lilly in December 2018. The shares issued to Alnylam are freely tradeable in the open market, subject to certain volume limitations and compliance with applicable securities laws. The shares issued to Alexion and Lilly were subject to a lock-up period but, following the expiration of such lock-up periods, such shares of our common stock may be freely sold in the open market subject to compliance with the requirements of Rule 144, subject to compliance with applicable securities laws. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	February 5, 2014
10.1*	Lease Agreement between the Company and Western Office Portfolio Property Owner LLC, dated as of August 26, 2019.
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
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

DICERNA PHARMACEUTICALS, INC.

Date: November 7, 2019	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)