Form 10-K
period 2019-12-31
Dicerna Pharmaceuticals Inc
filed 2020-02-28
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-36281

DICERNA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5993609
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
33 Hayden Avenue, Lexington, MA 02421
(Address of principal executive offices and zip code)
(617) 621-8097
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value	DRNA	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2019 was approximately $919.3 million based on the last reported sale of the registrant’s common stock on The Nasdaq Global Select Market on June 28, 2019 of $15.75 per share.
As of February 24, 2020, there were 73,750,617 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

DICERNA PHARMACEUTICALS, INC.
2019 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the initiation, timing, progress, and results of our research and development programs, preclinical studies, any clinical trials and Investigational New Drug Applications, Clinical Trial Applications, New Drug Applications and other regulatory submissions;

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

•
our dependence on our existing collaborators, Novo Nordisk A/S, F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc., Eli Lilly and Company, Alexion Pharmaceuticals, Inc., and Boehringer Ingelheim International GmbH, for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;

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
This Annual Report on Form 10-K also contains estimates, projections, and other information concerning our industry, our business, and the markets for certain drugs, including data regarding the estimated size of those markets, their projected growth rates, and the incidence of certain medical conditions. Information that is based on estimates, forecasts, projections, or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained these industry, business, market, and other data from reports, research surveys, studies, and similar data prepared by third parties, industry, medical and general publications, government data, and similar sources. In some cases, we do not expressly refer to the sources from which these data are derived.
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
Overview
Dicerna™ Pharmaceuticals, Inc. (“we,” “us,” “our,” the “Company,” or “Dicerna”) is a biopharmaceutical company using ribonucleic acid (“RNA”) interference (“RNAi”) to develop medicines that silence genes that cause or contribute to disease. The Company’s proprietary GalXC™ technology is being applied to develop what we believe will be potent, selective, and safe RNAi therapies to treat diseases involving the liver, including rare diseases, chronic liver diseases, cardiometabolic diseases, and viral infectious diseases. As we further enhance our GalXC technology, we aim to extend our focus beyond the liver to include central nervous system (“CNS”) diseases and diseases involving other bodily tissues. Dicerna aims to treat a broad range of diseases by addressing the underlying causes of illness, focusing on target genes where connections between gene and disease are well understood and documented. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with Novo Nordisk A/S (“Novo”), F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
All of our GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the messenger ribonucleic acid (“mRNA”) of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. Our approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. Our GalXC RNAi platform utilizes a proprietary structure of double-stranded RNA molecules. For our current clinical programs, our GalXC RNAi platform has been configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.
Strategy
We are committed to delivering transformative therapies based on our GalXC RNAi platform to patients with serious diseases, and currently our focus includes rare diseases, chronic liver diseases, cardiometabolic diseases, and viral infectious diseases. We and our collaborators have qualified dozens of disease-associated genes with clinical indications, in which an RNAi-based inhibitor may provide substantial benefit to patients.
The key elements of our strategy are as follows:

•
Create new programs in indication areas with high unmet medical need. We intend to continue to use our proprietary GalXC RNAi technology platform to create new, high-value pharmaceutical programs. Our areas of primary focus are: (1) rare inherited diseases involving genes in the liver; (2) other therapeutic areas involving the expression of therapeutic gene targets in the liver such as chronic liver diseases, cardiometabolic diseases, and viral infectious diseases; and (3) further leveraging our successes with the GalXC platform to explore therapeutic gene targets in the CNS and other tissues.

•
Validate our product candidates and our platform in clinical proof-of-concept studies. On September 5, 2018, we declared attainment of clinical proof-of-concept for nedosiran (formerly DCR-PHXC, which is in clinical development for primary hyperoxaluria (“PH”) type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”)) and are currently conducting clinical proof-of-concept studies for our RG6346 (formerly DCR-HBVS) and DCR-A1AT programs. Based on precedents in the RNAi field, we are optimistic that our preclinical studies, which showed significant knockdown of target mRNA activity and disease biomarker activity, may translate into beneficial clinical results for current and future programs.

•
Retain significant portions of the commercial rights for certain rare disease programs. We seek to retain, subject to the evaluation of potential licensing opportunities as they may arise, a full or substantial ownership stake and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases. These certain rare disease programs, which include our nedosiran and DCR-A1AT programs, represent opportunities that we believe carry a higher probability of success relative to other therapeutic platforms or modalities, with genetically and molecularly defined disease markers, high unmet medical need, a focused number of centers of excellence to facilitate reaching these patients, and the potential for more rapid clinical development paths to approval.

•
Enter into collaborations with pharmaceutical companies either for our GalXC RNAi technology platform or specific indications or therapeutic areas. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we plan to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects. Our collaborations with Roche, Novo, Lilly, Alexion, and BI exemplify this element of our strategy. We may establish collaborations with pharmaceutical companies across multiple programs or specific indication areas, either before or after clinical proof-of-concept, depending on the attractiveness of the opportunities. These collaborations have the potential to provide us with further validation of our technology platform, funding to advance our proprietary product candidates, or access to development, manufacturing, and commercial capabilities.

•
Expand the reach of GalXC to therapeutic targets beyond the liver. Our research suggests that our GalXC platform, which was originally developed to target hepatocytes in the liver, may be adaptable to target other diverse tissues, including the CNS. Our collaboration with Lilly includes joint research involving our proprietary GalXC platform in order to generate new medicines for CNS diseases, such as neurodegenerative diseases and chronic pain, as well as for non-liver-based cardiometabolic diseases. We are also pursuing research internally to expand the reach of our GalXC platform to additional non-liver tissues and are increasing our investment in this area.

•
Leverage the experience and the expertise of our executive management team. To execute on our strategy, we have assembled an executive management team that has extensive experience in the biopharmaceutical industry. In addition, various members of our management team and our board of directors have contributed to the progress of pharmaceutical development and commercialization through their substantial involvement in companies such as Cephalon Inc., Genta Inc., GlaxoSmithKline plc, Shire plc, Pfizer Inc., NPS Pharmaceuticals, Inc., Millennium Pharmaceuticals, Inc., Takeda Pharmaceutical Company Limited, Biogen, Inc., Sirna Therapeutics, Inc. (“Sirna”), and other companies. Our co-founder and chief executive officer, Douglas M. Fambrough III, Ph.D., was a lead venture capital investor and board member of Sirna, an early RNAi company acquired by Merck & Co., Inc. in 2006 for $1.1 billion.

RNAi and Our GalXC Technology Platform
The RNAi Therapeutic Modality
All of our GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi. RNAi therapeutics represent a novel advance in drug development. Historically, the pharmaceutical industry had developed only small molecules or recombinant proteins to inhibit the activity of disease-causing proteins. While this approach is effective for many diseases, many proteins cannot be inhibited by either small molecules or recombinant proteins. Some proteins lack the binding pockets small molecules require for interaction. Other proteins are solely intracellular and therefore inaccessible to recombinant protein-based therapeutics, which are limited to cell surface and extracellular proteins. The unique advantage of RNAi is that, instead of targeting proteins, RNAi silences the genes themselves via the targeted destruction of the mRNAs made from the gene. Rather than seeking to inhibit a protein directly, the RNAi approach is to prevent its creation in the first place.
The GalXC RNAi Technology Platform
Dicerna’s GalXC technology consists of a set of proprietary double-stranded RNA structures capable of inducing RNAi and associated chemical modifications and additions to these structures that enhance their properties and help confer useful ‘drug-like’ properties. RNAi-inducing RNA structures consist of two strands of RNA. One of these strands, called the guide strand, is complementary to the mRNA sequence one is seeking to inhibit. The other strand, called the passenger strand, includes sequences complementary to the guide strand, forming a double-stranded RNA duplex with it. In the case of our GalXC technology, additional sequences are added to the passenger strand, which help improve the properties of the molecules and can serve as an attachment point for various chemical additions. We have spent several years optimizing the structure, chemical modifications, and chemical additions in our GalXC RNAi platform and will continue to do so to create what we believe is an efficient, effective, and well-tolerated pharmaceutical platform to rapidly identify and develop RNAi therapeutics for delivery to the liver and other tissues.
We believe our GalXC RNAi technology platform provides the following qualities and has advantages compared to other therapeutic modalities:

•
Our GalXC molecules have been optimized for use in humans. For therapeutic use in humans, our GalXC molecules are optimized both with respect to base sequence and chemical modifications to increase stability and mask them from mechanisms that recognize foreign RNA, in order to avoid inducing immune system stimulation. Our optimization process begins with an analysis of the target gene sequence using our proprietary GalXC prediction algorithm, which we developed based on the results of testing thousands of sequences for RNAi activity. We select the sequences with the highest predicted RNAi activity and apply patterns of chemical modifications and additions, including a four-base sequence, known as a tetraloop, on the passenger strand, which is designed to enhance stability and engineer out immunostimulatory activity.

•
Our GalXC RNAi platform enables subcutaneous dosing for delivery to the liver. The GalXC RNAi platform is designed to enable convenient subcutaneous delivery for our growing pipeline of liver-targeted RNAi programs. Our liver-targeted GalXC molecules are conjugated on the tetraloop structure to a simple sugar, N-acetyl-D-galactosamine

(“GalNAc”), that is specifically recognized by a receptor on the surface of hepatocytes. With the liver-targeted GalXC RNAi platform, a full human dose may be administered via a single subcutaneous injection. After injection, the GalXC molecules enter the bloodstream and are exposed to the hepatocytes expressing the GalNAc receptor. After binding to the receptor, the GalXC molecules are internalized by the hepatocyte, ultimately enabling the GalXC molecules to access the RNAi machinery inside the hepatocyte. Our liver-targeted GalXC molecules routinely achieve high potencies, with EC50 values in the liver (i.e., the amount of material required to silence a target gene by 50 percent) typically in the 0.1 to 1.0 milligram per kilogram bodyweight (mg/kg) range in in vivo studies in mice. We have routinely generated GalXC molecules of this potency within 30 days of doing the initial algorithmic gene sequence analysis, which allows us to explore a large number of potential target genes when selecting programs for ourselves and with our collaborators.

•
Our GalXC molecules have a long duration of action. We believe our GalXC RNAi platform allows us to build a broad pipeline of therapeutics designed to have attractive pharmaceutical properties, including infrequent dosing (e.g., dosing that is on a monthly, quarterly, or an even less frequent basis) due to a long duration of action and higher potency of RNAi-based gene silencing.

•
Our GalXC molecules are highly specific to the gene to which they are targeted. Due to the gene-sequence-based nature of how our GalXC molecules interact with their gene mRNA targets, facilitated by the RNAi pathway proteins inside the cell, we believe our GalXC molecules generally lack any direct effect on other gene targets. This specificity compares favorably to many small molecule-based therapeutics, which may inhibit additional proteins beyond the intended protein target.

•
Our GalXC molecules have demonstrated a high therapeutic index. In both preclinical studies and clinical studies, our GalXC molecules have been shown to be well-tolerated, even at dose levels far exceeding the expected efficacious dose level. We believe this property reduces the risk that our GalXC molecules may have tolerability liabilities that may preclude further development.

•
Our GalXC molecules can be manufactured by existing, standard methods. Our GalXC molecules consist of RNA oligonucleotides, which can be manufactured with well-understood chemistries on existing readily available equipment. Such equipment is available, at various manufacturing scales, in multiple contract manufacturing organizations with good manufacturing practice capabilities. We believe this reduces the risks associated with commercial manufacturing of our candidates.

•	Unlike gene therapy and gene editing, our GalXC RNAi therapy is fully reversible.
Development Approach
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria listed below that we believe allow us to best leverage our GalXC RNAi platform and maximize value. We believe that our current development programs meet many or all of these criteria:

•	Strength of therapeutic hypothesis. We seek to target genes with a therapeutic intervention that are likely to have substantial benefit for the patient.

•
Readily-identified patient population. We seek disease indications where patients can be readily identified by the presence of characteristic genetic mutations or other readily-accessible disease features. In the case of genetic diseases, these are heritable genetic mutations that can be identified with available routine genetic tests.

•
Predictivity of biomarkers for early efficacy assessment. We seek these markers to allow us to determine in early stages of clinical development whether our GalXC molecules are likely to have the expected biological and clinical effects in patients.

•
High unmet medical need. We seek to provide patients with significant benefit and alleviation of disease. The indications we choose to approach have high unmet medical need, which is intended to enable us to better access patients and qualify for pricing and reimbursement that justify our development efforts.

•
Rapid development path to proof-of-concept or approval. We seek indications with the potential for rapid development to proof-of-concept or marketing approval in order to reach commercialization expeditiously and to help ensure our ability to finance development of our product candidates. When appropriate, we will seek breakthrough therapy designation from the United States (“U.S.”) Food and Drug Administration (“FDA”).

The Dicerna Pipeline
Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core therapeutic programs for development by Dicerna. For opportunities that were not selected as a core program opportunity, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval. For core programs targeting larger populations, we may seek collaborative partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC technology.
In addition to the programs listed in our pipeline, we are exploring a variety of potential programs involving gene targets in the liver, CNS, and other tissues, which we may elevate in the future to be either core programs or non-core collaborative programs. Under our collaborations with Novo, Lilly, and Roche, our collaborators have rights to nominate additional programs for discovery by Dicerna and subsequent development by the nominating collaborator, and which will become part of our non-core pipeline.
The tables below set forth the state of development of our various GalXC RNAi platform product candidates as of February 27, 2020.

Nedosiran for Primary Hyperoxaluria
We are developing our lead GalXC product candidate, nedosiran, for the treatment of PH1, PH2, and PH3. Nedosiran is in the pivotal phase of clinical development. PH is a family of severe, ultra-rare, genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. This accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.
PH encompasses three genetically distinct, autosomal-recessive, inborn errors of glyoxylate metabolism characterized by the overproduction of oxalate. PH1, PH2, and PH3 are each characterized by a specific enzyme deficiency. PH1 is caused by a deficiency of glyoxylate-aminotransferase, PH2 is caused by a deficiency of glyoxylate reductase/hydroxypyruvate reductase, and PH3 is caused by a deficiency of 4-hydroxy-2-oxoglutarate aldolase. Patients with PH are predisposed to the development of recurrent urinary tract (urolithiasis) and kidney (nephrolithiasis) stones, composed of calcium oxalate crystals. Stone formation is accompanied by nephrocalcinosis in some patients with PH1 and PH2. This deposition of calcium oxalate crystals in the renal parenchyma produces tubular toxicity and renal damage that is compounded by the effects of renal calculi-related obstruction and frequent superimposed infections. Based on evaluation of genome sequence databases, there may be as many as 16,000 people with PH in the U.S. and major European countries.
Most patients are diagnosed with PH in childhood or early adulthood. At present, no therapies are approved by regulatory authorities for the treatment of patients with PH. A number of supportive therapies are used in an attempt to mitigate some effects of the disease. Current medical management, before renal failure develops, is underpinned by hyperhydration recommendations of at least three liters of fluid per day per square meter of body-surface area (5 L/day for a 70-kg adult). These regimens can be problematic in infants and toddlers, necessitating placement of a gastrostomy tube to ensure adequate nighttime fluid administration. Affected patients are at considerable risk of serious renal complications during periods of increased fluid loss (fever, diarrhea/vomiting, and urinary tract infections) or when oral hydration is compromised (following surgical procedures). Oral potassium citrate administration multiple times daily is used to potentially alleviate crystallization and alkalinize the urine. In PH1, between 10-30% of patients are responsive (i.e., greater than 30% reduction of urinary oxalate) to high daily administration of pyridoxine (vitamin B6), but only rarely do these patients reach normal or near-normal urinary oxalate levels.
For PH1 and PH2 patients with more advanced disease, dialysis may be used in an attempt to remove stored and concurrent overproduction of oxalate. In contrast to the typical three times weekly hemodialysis regimens used in other types of renal failure, patients with PH may require hemodialysis six or seven days per week. This intensive regimen may still not be able to keep up with the endogenous oxalate production. Given the limitations of dialysis and the inability to impact oxalate overproduction substantially in most patients with PH1, most centers now consider liver transplantation approaches earlier in the disease course to minimize the risk of irreversible tissue damage. Current treatments may include sequential or combined liver-kidney transplantation. As with organ transplantation in other diseases, these procedures are associated with significant medical risk and a requirement for long-term treatment with immunosuppressive drugs that are also associated with significant side effects. We believe this level of unmet need provides a strong rationale for our initial focus on the treatment of PH.
Our GalXC-containing nedosiran product candidate seeks to block production of the lactate dehydrogenase A enzyme by silencing the LDHA gene. PH is characterized by overproduction of oxalate in the liver. The last step in the production of oxalate in the liver involves the LDHA gene, making LDHA silencing a potentially highly promising approach to the treatment of PH1, PH2, and PH3. In preclinical studies of PH1 and PH2 animal models, we have observed a near-linear correlation between LDHA silencing and oxalate reduction. In addition, LDHA silencing in the liver appears to be a minimal metabolic intervention, as it does not cause measurable changes to known blood and urinary biomarkers of metabolic activity. There are numerous case reports of LDHA deficiency naturally occurring in humans, with no reported adverse effects due to deficiency in the liver. For these reasons among others, we believe that LDHA silencing is an ideal approach to blocking oxalate over-production in PH1, PH2, and PH3.
In May 2018, we received notice from the FDA granting Orphan Drug Designation to nedosiran for the treatment of PH. In August 2018, the European Medicines Agency (“EMA”)’s Committee for Orphan Medicinal Products (“COMP”) designated nedosiran as an orphan medicinal product for the treatment of PH in the European Union (“EU”).
As of November 2019, we completed all study participant dosing and follow-up in PHYOX™1, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 and PH2. The primary objective of the study was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of nedosiran. Secondary endpoints included the change in 24-hour urinary oxalate excretion from baseline, defined as the mean of two 24-hour collections during screening. The trial was divided into two groups:

•
Group A was a placebo-controlled, single-blind study and included 25 healthy volunteers at a single site in the United Kingdom with five cohorts dosed at 0.3, 1.5, 3.0, 6.0, or 12.0 mg/kg of nedosiran or placebo (3:2 randomization).

•
Group B was an open-label study and included 18 participants, 15 with PH1 and three with PH2, and included three cohorts of participants dosed at 1.5, 3.0, and 6.0 mg/kg of nedosiran and a fourth cohort with mixed dosing. Group B participants were enrolled among three sites in the European Union, one in the United Kingdom, and one site in the United States.

Group A dosing was completed in March 2018, and Group B dosing was completed in January 2019. We first reported interim results from the PHYOX1 trial on September 5, 2018 and subsequently presented updated results at the American Society of Nephrology’s (“ASN”) Kidney Week in San Diego on October 25, 2018, at the German Society of Pediatric Nephrology 50th Annual Meeting in Cologne, Germany on March 28, 2019, at the Oxalosis and Hyperoxaluria Foundation International Hyperoxaluria Workshop in Boston, Massachusetts on June 20, 2019, and at the ASN’s Kidney Week Annual Meeting in Washington, D.C. on November 7, 2019.
With respect to efficacy data in PHYOX1, as of September 2019, nedosiran was associated with normalization or near-normalization of urinary oxalate levels in 14 of 18 adult patients with PH1 and PH2 following single-dose administration.
The PHYOX1 investigators also reported that the three participants with PH2 (one of whom received a single 1.5 mg/kg dose of nedosiran; the other two received a 3.0 mg/kg dose) achieved a mean maximal reduction of 24-hour urinary oxalate of 49% (range: 39% to 66%) with one participant reaching normalization and another participant reaching near-normalization at one or more post-dose time points. The PH2 patient that did not achieve normalization or near-normalization was dosed at the 1.5 mg/kg level.
Preliminary data from the PHYOX1 trial presented in November 2019 showed that nedosiran was well tolerated based on data from 18 participants (15 adults and three adolescents [participants 13-16 years old]) with PH1 (n=15) and PH2 (n=3) and 25 adult healthy volunteers. To date, seven serious adverse events (“SAEs”) have occurred in six participants in Group B; none was deemed related to the study drug, and all seven SAEs have resolved. A total of seven participants dosed with nedosiran experienced mild or moderate injection-site reactions, all of which resolved without intervention in a mean of 25 hours. No clinically meaningful safety signals were observed, including from liver function tests.
We received approval to proceed with the Phase 2 (“PHYOX2”) and Phase 3 (“PHYOX3”) studies in 2019 in a subset of the countries in which we intend to open trial sites. We initiated dosing of participants rolling over from the PHYOX1 trial into the recently approved PHYOX3 study, a long-term, multi-dose, open-label, roll-over extension study. We expect initial multi-dose data from this trial to be available in March 2020. Additionally, we are currently enrolling patients in our registration trial, PHYOX2, for which enrollment is expected to be completed by the end of the first half of 2020. The last patient visit in the PHYOX2 trial is expected by the end of 2020. In addition to the PHYOX2 clinical trial, we have multiple additional trials planned. In the first half of 2020, further clinical studies will be initiated in patients with PH3 (PHYOX4) and in PH1 and PH2 patients with severe renal impairment, including those in dialysis (PHYOX7), pending regulatory approvals. A study in PH1 and PH2 patients aged 2-5 years, with relatively intact renal function (PHYOX8), is planned for the second half of 2020, pending regulatory approvals.
In discussions with the FDA, we received feedback indicating alignment on a path to the full approval of nedosiran for the treatment of PH1 and PH2 based on achievement of substantial reduction of high baseline urinary oxalate in patients with PH1 and PH2 in the PHYOX2 pivotal trial. With this feedback, we believe we have a path to seek full approval in both PH1 and PH2 based on PHYOX2 results. In July 2019, we received Breakthrough Therapy Designation from the FDA for the development of nedosiran for the treatment of PH1. We plan to continue our dialogue with the FDA regarding endpoints for studies involving patients with PH3 as part of the PHYOX clinical development program for nedosiran and potentially an expansion of the Breakthrough Therapy Designation to include PH2.
The ultimate goal of any PH therapy is for patients to live a normal life without the need to comply with hyperhydration and urine alkalization supporting therapies in order to prevent the formation of new calcium oxalate crystals. The PHYOX3 study will evaluate nedosiran’s long-term effect in reducing urinary oxalate levels to the normal range, enabling patients’ supportive therapies to be gradually decreased or eliminated. To best achieve this ultimate goal, Dicerna has developed a once-monthly fixed-dose injection regimen of nedosiran. This once-monthly formulation of nedosiran is designed to avoid the sudden oxalate spikes that could occur with less frequent administration or missed dosages and which could result in the formation of kidney stones and renal failure. To maximize patient convenience, we are developing pre-filled syringes to enable self-administration by most PH patients without the need for involvement of a healthcare provider.
RG6346 for Chronic Hepatitis B Virus Infection
Our GalXC RNAi platform-based product candidate for the treatment of chronic HBV infection, RG6346, is currently being tested in a Phase 1 clinical trial. HBV is reported to be the most common serious liver infection affecting an estimated 292 million people globally. Chronic HBV is characterized by the presence of the hepatitis B surface antigen (“HBsAg”) for six months or more.

Current therapies for HBV include nucleoside analogs (“NUCs”) and pegylated interferon regimens. Interferons are less effective at suppressing viral replication and are associated with several side effects. NUCs are relatively safe to use but usually require indefinite therapy that increases the risk of non-adherence. Furthermore, the vast majority of patients treated with these agents do not achieve an immunological cure of chronic HBV infection as defined by the sustained clearance of HBsAg and HBV deoxyribonucleic acid (“DNA”) suppression in patient blood or serum. The chance of achieving a long-term immunological cure may be significantly enhanced with the introduction of novel drugs, such as RG6346, designed to reduce intrahepatic and serum HBsAg, as well as HBV DNA. These novel drugs may be used in combination with each other and existing therapies, such as NUCs.
RG6346 targets HBV messenger RNA and has shown a greater than 99.9% reduction in circulated HBsAg in mouse models of HBV infection. We are evaluating the potential of RG6346 to reduce HBsAg expression and HBV DNA in HBV patients in a subcutaneous dosing paradigm in a Phase 1 clinical trial. We received Clinical Trial Application (“CTA”) and ethics committee approvals for this trial in healthy volunteers and patients with chronic HBV infection in New Zealand in December 2018 and in Australia, Hong Kong, South Korea, and Thailand in 2019. The Phase 1 study was initiated in December 2018 and the first participants were dosed in January 2019. We anticipate human proof-of-concept data from the existing cohorts of our RG6346 Phase 1 clinical trial to be available in the third quarter of 2020.
The DCR-HBVS-101 clinical trial is a Phase 1 randomized, placebo-controlled, double-blind study designed to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with non-cirrhotic chronic HBV. Secondary objectives are to characterize the pharmacokinetic profile of RG6346 and to evaluate preliminary antiviral efficacy, as well as characterize the pharmacodynamics of RG6346 on HBsAg and HBV DNA levels in blood. The DCR-HBVS-101 clinical trial is divided into three phases or groups:

•
Group A is a single-ascending-dose arm in which 30 healthy volunteers received a dose of RG6346 (0.1, 1.5, 3.0, 6.0, or 12.0 mg/kg) or placebo, with a four-week follow-up period. Group A dosing was completed in August 2019.

•
Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to NUC therapy receive a 3.0 mg/kg dose of RG6346 or placebo; these participants will be followed for at least 12 weeks. We initiated Group B dosing in the third quarter of 2019, in parallel with Group C at the 3.0 mg/kg dose level. Group B dosing is expected to be completed in the first quarter of 2020.

•
Group C is a multiple-ascending-dose arm in which RG6346 (1.5, 3.0, or 6.0 mg/kg) or placebo will be administered to 18 participants with chronic HBV who are already being treated with NUCs, with a treatment and follow-up period of 16 weeks or more.

◦	We dosed the first patient, from Group C, at a dose of 1.5 mg/kg, in May 2019. The final patient’s last dose in the 1.5 mg/kg dose group was administered in October 2019.

◦	We dosed the first patient in 3.0 mg/kg cohort in August 2019. The final patient’s last dose in the 3.0 mg/kg dose group was administered in January 2020.

◦	We dosed the first patient in the 6.0 mg/kg cohort in December 2019 and are enrolling the remainder of the cohort.
Participants with chronic HBV in Groups B and C, in whom HBsAg will have dropped equal to or more than 1 log10 IU/mL below their baseline at the time of their last scheduled study visit, will continue to be followed until their HBsAg level is less than 1 log10 IU/mL below their baseline value. Multiple patients had achieved this level of HBsAg reduction at their last scheduled visit.
In order to facilitate development and potential commercialization of our product candidate, RG6346, in combination with other novel drugs, we entered into a research collaboration and licensing agreement with Roche in October 2019. Under the terms of the agreement, we will be leading the development of RG6346 through the current Phase 1 trial, and pending favorable results, Roche intends to further develop RG6346 with the overall goal of developing a combination regimen to achieve a long-term immunological cure of chronic HBV in combination with additional Roche product candidates in Phase 2 and Phase 3 clinical trials.
DCR-A1AT for Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Our GalXC RNAi platform-based product candidate for the treatment of A1AT deficiency-associated liver disease, DCR-A1AT, is currently being tested in a Phase 1/2 clinical study. A1AT deficiency is an inherited disorder that can lead to liver disease in children and adults and lung disease in adults. The disorder is caused by mutations in a gene called SERPINA1. This gene, when functioning normally, provides instructions for making the A1AT protein, which protects the body from an enzyme called neutrophil elastase. This enzyme is released from white blood cells to fight infection, but it can attack normal tissues if not tightly controlled by A1AT. Mutations in the SERPINA1 gene can result in a deficiency of A1AT or, most commonly, an abnormal form of the protein that cannot control neutrophil elastase. Accumulation of abnormal A1AT protein in the liver can lead to liver disease. Uncontrolled neutrophil elastase can also destroy alveoli (small air sacs in the lungs) and cause lung disease.

Approximately 7% of children with A1AT deficiency who develop liver disease develop cirrhosis, and over 15% require liver transplantation. About 10% of adults with A1AT deficiency who develop liver disease develop cirrhosis due to formation of scar tissue in the liver, and over 15% of those require liver transplantation. Individuals affected by A1AT deficiency are also at risk of developing hepatocellular carcinoma, a type of liver cancer. Liver transplantation is currently the only effective treatment for A1AT deficiency-associated liver disease.
A1AT deficiency occurs all over the world, though its prevalence varies by population. The disorder affects roughly one in 1,500 to 3,500 individuals with European ancestry but is uncommon in people of Asian descent. Congenital A1AT deficiency is estimated to affect 2.4 people out of every 10,000 in the EU. It is estimated that less than 10% of individuals with A1AT deficiency are diagnosed. The diagnosis of A1AT-associated liver or lung disease is a diagnosis of exclusion, as no specific clinical diagnostic criteria exist for these diseases. Therefore, according to the Journal of the Chronic Obstructive Pulmonary Disease Foundation Clinical Practice Guidelines, all individuals with chronic obstructive pulmonary disease should be tested for A1AT deficiency, and all individuals with unexplained chronic liver disease should be tested for A1AT deficiency as well. Nevertheless, even in symptomatic patients, the correct diagnosis is often delayed by many years.
In December 2019, the European Commission granted orphan drug designation to DCR-A1AT for the treatment of congenital A1AT deficiency based on a positive opinion from the COMP of the EMA. We submitted a CTA to the Swedish Medical Products Agency in June 2019 to conduct a first-in-human Phase 1/2 study of DCR-A1AT, an investigational therapy from our GalXC™ technology platform. We expect dosing of the first patient in this Phase 1/2 study, named ESTRELLA, to occur in the second half of 2020.
The initial DCR-A1AT-101 clinical trial is a Phase 1/2 randomized, placebo-controlled study designed to evaluate the safety and tolerability of DCR-A1AT in healthy volunteers and in patients with A1AT deficiency-associated liver disease. Secondary objectives are to characterize the pharmacokinetic profile of DCR-A1AT, to evaluate preliminary pharmacodynamics on serum A1AT protein concentrations, and to characterize the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by liver biopsy. Exploratory objectives include characterization of the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by biochemical markers as well as the effect on liver stiffness. The DCR-A1AT-101 clinical trial is divided into two phases or groups:

•
Group A is a single-ascending-dose arm in which a single dose of DCR-A1AT (0.1, 1.0, 3.0, 6.0, or 12.0 mg/kg) or placebo will be administered to up to 36 healthy volunteers, with a minimum 8-week follow-up. The first participant in Group A was dosed in November 2019; we expect dosing of Group A to be completed in the second half of 2020.

•
Group B is a multiple-ascending-dose arm in which DCR-A1AT (doses yet to be determined) or placebo will be administered to up to 24 participants with A1AT with a treatment and follow-up period of 12 weeks or more.

DCR-Undisclosed
We are currently pursuing preclinical development of an undisclosed candidate for the treatment of a common disease involving the liver. We expect to begin a Phase 1 study for this program in 2021.
Partner Development Programs
Novo Collaboration
On November 15, 2019, we entered into a Collaboration and License Agreement with Novo (the “Novo Collaboration Agreement”). Under the terms of the Novo Collaboration Agreement, we and Novo will seek to use Dicerna’s proprietary GalXC™ RNAi platform technology to progress novel therapies for the treatment of liver-related cardiometabolic diseases towards clinical development and commercialization. Under the Novo Collaboration Agreement, we and Novo plan to explore more than 30 gene targets associated with liver disease with the goal of delivering multiple clinical candidates for disorders including chronic liver disease, non-alcoholic steatohepatitis (“NASH”), type 2 diabetes, obesity, and rare diseases. We will conduct and fund discovery and preclinical development to clinical candidate selection for each liver cell target. Novo will be responsible for all further development and commercialization, with Dicerna manufacturing clinical candidates selected for Phase-1-related clinical development, subject to reimbursement for its manufacturing costs. We also retain the ability to opt in to co-development of two programs during clinical development in Phases 1-3, subject to limitations in the event of a change in control of the Company. If we exercise the co-development option, we also have an option to co-promote the products in the United States, subject to limitations in the event of a change of control. Additionally, we may lead the development and commercialization of two programs targeting orphan liver diseases, with Novo retaining the ability to opt in to both programs in Phases 1-3. We and Novo will share profit and loss for the Company’s orphan liver and Novo products should both parties elect to co-develop.

The Novo Collaboration Agreement provides that we will work exclusively with Novo during the research collaboration period on the discovery, research, development, and commercialization of hepatocyte targets not otherwise subject to our existing partnerships and that Novo will, during a specified discovery period, work exclusively with Dicerna in any new research and development of compounds and products directed to collaboration targets using small interfering RNA (“siRNA”) conjugated to the sugar GalNAc to reduce the expression of specific target genes in the liver. Under the Novo Collaboration Agreement, we will provide Novo with exclusive and non-exclusive licenses and manufacturing support to enable Novo to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Novo Collaboration Agreement, Novo paid us a non-refundable upfront payment of $175.0 million in January 2020. Also, in December 2019, Novo made a $50.0 million equity investment in Dicerna at a premium pursuant to a share issuance agreement between the parties (the “Novo Share Issuance Agreement”). We are also eligible to receive an additional $75.0 million ($25.0 million at the end of each of the first three years of the Novo Collaboration Agreement), contingent upon us delivering GalXC™ molecules for a defined number of targets, and additional payments totaling up to $357.5 million per target upon achievement of specified development, regulatory, and commercial milestones. In addition, the Novo Collaboration Agreement provides that Novo will pay us mid-single-digits to mid-teens royalties on product sales on a country-by-country and product-by-product basis until the later of 10 years after the date of first commercial sale of each product in such country, expiration of specified patent rights in such country, or the expiration of specified regulatory exclusivity in such country for GalXC products, subject to royalty step-down provisions set forth in the agreement.
Roche Collaboration
On October 30, 2019, we entered into a Collaboration and License Agreement with Roche (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, we and Roche will seek to progress RG6346, our investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization. The Roche Collaboration Agreement also provides an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of HBV infection.
The Roche Collaboration Agreement requires that we complete the ongoing Phase 1 clinical trial, along with additional Phase 1 cohorts upon the request of Roche, who will reimburse us for the cost of the additional cohorts, after which Roche will lead the development and commercialization of the RG6346 program. Roche also has until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with us to pursue up to five targets selected by Roche, which are intended primarily to treat HBV. Under the terms of the Roche Collaboration Agreement, the goal of such research and development will be to select compounds developed by us or Roche for Roche’s continued development and commercialization. The Roche Collaboration Agreement provides that we and Roche’s research and early development organization will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes our performance of certain services. Under the Roche Collaboration Agreement, we will provide Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Roche Collaboration Agreement, Roche paid us a non-refundable upfront payment of $200.0 million in January 2020. We are also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones. In addition, the Roche Collaboration Agreement provides that Roche will pay us up to mid-teens percent royalties on product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing RG6346 in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, we have an option to co-fund the development of products including RG6346 under the agreement and, if exercised, receive high-twenties to mid-thirties royalty rates on the net sales of products in the U.S. If we exercise the co-funding option, we also have an option to co-promote products containing RG6346 in the U.S.
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
Under the terms of the Lilly Collaboration Agreement, Lilly paid us a non-refundable upfront payment of $100.0 million, and made a concurrent $100.0 million equity investment in Dicerna at a premium pursuant to a share issuance agreement between the parties (the “Lilly Share Issuance Agreement”). Under the Lilly Collaboration Agreement, we are also eligible to potentially receive up to approximately $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment due for each of the non-hepatocyte targets when a product achieves proof of principle in an animal model. In addition, the Lilly Collaboration Agreement also provides that Lilly will pay us mid-single to low-double-digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
We expect Lilly to submit an Investigational New Drug (“IND”) application or CTA filing for the first GalXC molecule being developed under the Lilly Collaboration Agreement, LY3561774, in late 2020.
Alexion Collaboration
On October 22, 2018, we entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”) with Alexion for the joint discovery and development of RNAi therapies for complement-mediated diseases. Under the terms of the Alexion Collaboration Agreement, we will collaborate with Alexion on the discovery and development of GalXC candidates for the treatment of complement-mediated diseases with potential global commercialization by Alexion. We will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. We will be responsible for manufacturing of the GalXC candidates for use through the completion of Phase 1, the costs of which, after an initial cost-sharing period, will be paid by Alexion. Alexion will generally be responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1.
Under the terms of the Alexion Collaboration Agreement, Alexion paid us a non-refundable upfront payment of $22.0 million, with Alexion Pharmaceuticals making a concurrent $15.0 million equity investment in Dicerna at a premium pursuant to a share issuance agreement between us and Alexion Pharmaceuticals (the “Alexion Share Issuance Agreement”). The Alexion Collaboration Agreement also provides for potential additional payments to Dicerna of up to $600.0 million from proceeds from target option exercises and development and sales milestones, as defined in the agreement, which includes option exercise fees of up to $20.0 million, representing $10.0 million for each of the additional candidates selected; development milestones of up to $105.0 million for each product; and aggregate sales milestones of up to $160.0 million. Under the agreement, Alexion will also pay us mid-single to low-double-digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
In November 2019, the Company and Alexion amended the Alexion Collaboration Agreement to clarify funding of certain manufacturing costs for each of the two initial targets and increased milestone payments for the additional targets if Alexion exercised its options for the two additional targets.
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC™ RNAi molecules. These exercises expand the companies’ existing research collaboration and license agreement to now encompass four targets within the complement pathway, and provide Alexion with exclusive worldwide licenses, as well as development and commercial rights to the GalXC RNAi molecules developed in the collaboration. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target that will be recognized into revenue as the related services are performed.
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
The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene (the “Second Target”). We are responsible for the discovery and initial profiling, including primary preclinical studies, synthesis, and delivery of the product candidates. BI is responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further preclinical development, clinical development, manufacturing, and commercialization of those products. Also pursuant to the BI Agreement, we granted BI a worldwide license in connection with the research and development of the product candidates and have transferred to BI certain intellectual property rights of the product candidates selected by BI for clinical development and commercialization. We also may provide assistance to BI in order to help BI further develop selected product candidates.
Under the terms of the BI Agreement, BI agreed to pay us a non-refundable upfront payment of $10.0 million for the first target. During the term of the research program, BI will reimburse Dicerna the cost of materials and third-party expenses that have been included in the preclinical studies up to an agreed-upon limit. We are eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target. We are also eligible to receive royalty payments tiered from high single digits up to low double-digits on potential net sales on a country-by-country (or territory-by-territory), product-by-product basis until the later of the expiration of the last to expire valid claim of any product patent right covering the composition of matter of such product or 10 years after the first product sale in such country or territory, subject to certain royalty step-down provisions set forth in the agreement. BI’s Second Target option provided for an option fee payment of $5.0 million and success-based development and commercialization milestones and royalty payments to Dicerna.
In October 2018, BI exercised its Second Target option, which entitled the Company to a non-refundable payment of $5.0 million and reimbursement of $0.7 million for certain third-party expenses upon the agreement of a research work plan and budget for the Second Target. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed between the Company and BI in an Additional Target Agreement (the “ATA”), which was entered into on December 31, 2018. Under the terms of the ATA, during the term of the research program, BI will reimburse us for certain expenses. We are eligible to receive up to $170.0 million in potential development and commercial milestones related to the Second Target. We are also eligible to receive tiered royalty payments on potential global net sales, subject to certain adjustments, in the mid-single digits. Other than as set forth in the ATA, development of the Second Target will be subject to the terms of the BI Agreement.
In addition to establishing the terms of the Second Target option exercise, the ATA also amends the BI Agreement to provide the parties with the opportunity to consider the development of product candidates targeting a further additional target gene (the “Third Target” option).
Intellectual Property
We are seeking multifaceted and multi-layered protection for our intellectual property on a global level that includes licenses, confidentiality and non-disclosure agreements, copyrights, patents, trademarks, and trade secrets. We enter into confidentiality and proprietary rights agreements with our employees, consultants, collaborators, subcontractors, and other third parties and generally seek to control access to our documentation and proprietary information as well as ownership to nascent intellectual property.
Patents and proprietary rights
We own U.S. patents and pending patent applications with claims to methods and compositions of matter that cover various aspects of our RNAi technology and our discovery technologies, including our proprietary GalXC technology. These U.S. patents include the following platform patents that protect our ability to make our structures: U.S. 8,349,809 (issued in January 2013, with a projected expiration date of January 2030); U.S. 8,513,207 (issued in August 2013, with a projected expiration date of May 2030); and U.S. 8,927,705 (issued in January 2015, with a projected expiration date of July 2030). These patents are from the same family of patents and constitute the core patents for our GalXC technology. We also own numerous patents and patent applications covering specific RNAi sequences that drive activity against a substantial number of high-value disease targets, including targets for our disclosed core and non-core programs. We have issued or pending claims to RNAi molecules, pharmaceutical compositions/formulations, methods of use, including in vitro and in vivo methods of reducing target gene expression, methods of treatment, methods of inhibiting cell growth, and methods of synthesis.
Our strategy around protection of our proprietary technology, including any innovations and improvements, is to obtain patent coverage in various jurisdictions around the world with a focus on jurisdictions that represent significant global pharmaceutical markets. Generally, patents have a term of 20 years from the earliest non-provisional priority date, assuming that all maintenance fees are paid, no portion of the patent has been terminally disclaimed, and the patent in question has not been invalidated by a court with proper jurisdiction. In certain jurisdictions, and in certain circumstances, patent terms can be extended or shortened. We are obtaining worldwide patent protection for novel molecules, composition of matter, pharmaceutical formulations, methods of use, including treatment of disease, methods of manufacture, and other novel uses for the inventive molecules originating from our research and development efforts, and other things. We continuously assess whether it is strategically more favorable to maintain confidentiality for the “know-how” regarding a novel invention or the trade secrets that may be inherent in a given process or method rather than pursue patent protection. For each patent application that is filed, we strategically tailor our claims in accordance with the existing patent landscape around a particular patentable matter.
We cannot predict with any certainty if any third-party U.S. or foreign patent rights, or other proprietary rights, will be deemed infringed by the use of our technology. Nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. Should we need to defend ourselves and our collaborators against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our collaborators may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations, and financial condition.
We also rely on trade secret protection for our confidential and proprietary information. No assurance can be given that we can meaningfully protect our trade secrets on a continuing basis. Others may independently develop substantially equivalent confidential and proprietary information or otherwise gain access to our trade secrets.
It is our policy to require our employees and consultants, outside scientific collaborators, sponsored researchers, and other advisors who receive confidential information from us, to execute confidentiality agreements upon the commencement of employment or consulting relationships. These agreements provide that all confidential information developed or made known to these individuals during the course of the individual’s relationship with us is to be kept confidential and is not to be disclosed to third parties except in specific circumstances. The agreements provide that all inventions conceived by an employee shall be our property, except that employees are permitted to invent in unrelated fields during non-work hours, and such inventions would not be our property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.
See Item 1A – “Risk Factors – Risks Related to Intellectual Property” for a more detailed discussion of the risks to our intellectual property.
Competition
To our knowledge, there are no companies other than ourselves and our collaborators developing GalXC molecules for therapeutic use. We believe that our scientific knowledge and expertise in RNAi-based therapies provide us with competitive advantages over the various companies and other entities that are attempting to develop similar treatments. However, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Our competition can be grouped into three broad categories:

•
Commercialized products and product candidates, as well as development programs that treat the same diseases for which we are also developing treatments. These companies include Oxthera AB, Allena Pharmaceuticals, Inc., and Arbutus Biopharma;

•
Other companies working to develop RNAi therapeutic products. These companies include Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Silence Therapeutics Plc, Quark Pharmaceuticals, Inc., Avidity Biosciences, Inc.; and

•
Companies developing technology known as antisense, which, similar to the RNAi therapy we use, attempts to silence specific genes. These companies include Ionis Pharmaceuticals, Inc. and Wave Life Sciences Ltd.

Our success will be based, in part, upon our ability to identify, develop, and manage a portfolio of drugs that offer competitive advantages such as improved safety, more convenient dosing, and greater efficacy than competing products for the treatment of our targeted patients. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are superior to the products we may develop.
Summarized below is information on perceived competition for our most advanced product candidates.
Primary Hyperoxaluria
Currently, there are no approved drugs to treat primary hyperoxaluria. We believe that the following product candidates in clinical development, if approved, could compete with nedosiran:

Company	Drug	Drug Description	Phase
Alnylam Pharmaceuticals, Inc.	Lumasiran	RNAi therapeutic targeting glycolate oxidase specifically for the treatment of PH1	Rolling NDA submission
Oxthera AB	Oxabact	Bacteria intended to interact with the intestinal epithelial cells and promote secretion of oxalate from the body	Phase 3
Allena Pharmaceuticals, Inc.	Reloxaliase (formerly ALLN-177)	RNAi enzyme to reduce oxalate levels	Phase 2
There are also other companies that have preclinical development programs for the potential treatment of PH.
Hepatitis B Virus
Many companies across the biotechnology and pharmaceutical industries are seeking improved treatments for chronic HBV infection. It is generally accepted that improved treatments will consist of combinations of therapeutic agents, acting via different mechanisms of action. We consider our competitors to be those developing potential treatments for chronic HBV that act via a similar mechanism of action as our RG6346 product candidate; specifically, potential treatments that block or lead to the destruction of the mRNA and pgRNA of HBV. It may be possible for others to develop an improved treatment for chronic HBV that does not include this mechanism of action.
We believe that the following product candidates in clinical development, if approved, could compete with RG6346:

Company	Drug	Drug Description	Phase
Alnylam Pharmaceuticals, Inc. Collaborative Partner: Vir Biotechnology	ALN-HBV02 VIR-2218	RNAi-GalNAc conjugate	Phase 1/2
Arbutus Biopharma	AB-729	RNAi-GalNAc conjugate	Phase 1a/1b
Arrowhead Pharmaceuticals, Inc. Collaborative Partner: Janssen	JNJ-3989	RNAi-GalNAc conjugate	Phase 2
Ionis Pharmaceuticals, Inc. Collaborative Partner: GlaxoSmithKline	IONIS-HBVRX	RNA-targeted antisense oligonucleotide	Phase 2
Ionis Pharmaceuticals, Inc. Collaborative Partner: GlaxoSmithKline	IONIS-HBV-LRX	RNA-targeted antisense oligonucleotide-GalNAc conjugate	Phase 2
There are also other companies that have preclinical development programs for the potential treatment of HBV.
Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Currently, there are no approved drugs to treat alpha-1 antitrypsin deficiency-associated liver disease. We believe that the following product candidates in clinical development, if approved, could compete with DCR-A1AT:

Company	Drug	Drug Description	Phase
Arrowhead Pharmaceuticals, Inc.	ARO-AAT	RNAi-GalNAc conjugate	Phase 2/3
Alnylam Pharmaceuticals, Inc.	ALN-AAT02	RNAi-GalNAc conjugate	Phase 1/2
Vertex Pharmaceuticals, Inc.	VX-814	Oral small-molecule corrector of misfolded AAT protein	Phase 1
Vertex Pharmaceuticals, Inc.	VX-864	Oral small-molecule corrector of misfolded AAT protein	Phase 1
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

Sales and Marketing
Our current focus is on the development of our existing portfolio, the initiation and completion of clinical trials, and, where appropriate, the registration of our product candidates. We currently do not have marketing, sales, or distribution capabilities, although we are actively developing such capabilities. If we receive marketing and commercialization approval for any of our product candidates, we intend to market the product either directly or through strategic alliances and distribution agreements with third parties. The ultimate implementation of our strategy for realizing the financial value of our product candidates is dependent on the results of clinical trials for our product candidates, the availability of funds, our ability to obtain adequate coverage of and reimbursement for our products, compliance with laws governing our sales and marketing activities, and the ability to negotiate acceptable commercial terms with third parties.
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
In November 2019, we entered into an initial five-year agreement with a supplier for the development, manufacture, and supply of clinical and commercial product. In January 2020, we executed an amendment to this agreement which allows for advance preferential scheduling to the manufacturing line.
We typically order raw materials and services on a purchase order basis. We have not entered into long-term purchase commitments; however, from time to time, we make binding demand-based forecasts nine to 18 months ahead of planned supply requirements.
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
U.S. government regulation
NDA approval processes
In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may result in a delay of approval or subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;

•	withdrawal of an approval;

•	imposition of a clinical hold;

•	issuance of warning or untitled letters;

•	product recalls;

•	product seizures;

•	refusals of government contracts;

•	total or partial suspension of production or distribution; or

•	injunctions, fines, restitution, disgorgement, civil penalties or criminal prosecution.
The process required by the FDA before a drug may be marketed in the U.S. generally includes the following:

•	completion of non-clinical laboratory tests, animal studies, and formulation studies conducted according to Good Laboratory Practices (“GLPs”) or other applicable laws and regulations;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an institutional review board (“IRB”) at each clinical site before each trial may be initiated;

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
Once a pharmaceutical candidate is identified for development, it enters the preclinical or non-clinical testing stage. Non-clinical tests include laboratory evaluations of product chemistry, stability, toxicity, and formulation, as well as animal studies. An IND sponsor must submit the results of the non-clinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some non-clinical testing may continue even after the IND is submitted. In addition to including the results of the non-clinical studies, manufacturing, and quality information, the IND will also include a protocol detailing, among other things, the objectives of the clinical trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, places the IND on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. A clinical hold may occur at any time during the life of an IND and may affect one or more specific studies or all studies conducted under the IND.
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
During the development of a new product candidate, sponsors are given opportunities to meet with the FDA at certain points prior to the submission of an IND, at the end of Phase 2, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date and for the FDA to provide advice on the next phase of development. Sponsors typically use the meeting at the end of Phase 2 to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support the approval of an NDA. If a Phase 2 clinical trial is the subject of discussion at the end of Phase 2 meeting with the FDA, a sponsor may be able to request a Special Protocol Assessment, the purpose of which is to reach agreement with the FDA on the Phase 3 clinical trial protocol design and analysis that will form the primary basis of an efficacy claim. In the case of Breakthrough Therapy Designation, communication with the FDA may occur more frequently than as outlined above.
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
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling. In addition, the FDA may condition approval on the completion of post approval studies. Such studies may involve clinical trials designed to further assess a product’s safety and effectiveness and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. If the FDA determines that it is necessary to ensure the safe use of the drug, the FDA may also condition approval on the implementation of a risk evaluation and mitigation strategy (“REMS”). The REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries, or other risk minimization tools.

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
Section 529 of the FDCA is intended to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Although there are existing incentive programs to encourage the development and study of drugs for rare diseases, pediatric populations, and unmet medical needs, section 529 provides an additional incentive for rare pediatric diseases, which may be used alone or in combination with other incentive programs. “Rare pediatric disease” is defined as a disease that:

•
is “a serious or life-threatening disease in which the serious or life-threatening manifestations primarily affect individuals aged from birth to 18 years, including age groups often called neonates, infants, children, and adolescents”; and

•
is “a rare disease or condition” as defined in the FDCA, which includes diseases and conditions that affect fewer than 200,000 persons in the U.S. and diseases and conditions that affect a larger number of persons and for which there is no reasonable expectation that the costs of developing and making available the drug in the U.S. can be recovered from sales of the drug in the U.S.

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
Coverage and Reimbursement
In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely only on third-party payors to reimburse all or part of the associated healthcare costs. Thus, sales of our products will depend, in part, on the extent to which the costs of our products will be covered and paid for by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchases, private health plans, or government healthcare programs. Nonetheless, products may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations, and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had a significant impact on the health care industry by, for example, expanding coverage for the uninsured and seeking to contain overall healthcare costs. Regarding pharmaceutical products, among other things, the ACA contains provisions of importance to our potential product candidates, including among other things, provisions that:

•
created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;

•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of average manufacturer price (“AMP”) for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

•	expanded the types of entities eligible for the 340B drug discount program; and

•	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Recently, the current U.S. administration and U.S. Congress have expressed a desire to modify, repeal, or otherwise invalidate all, or certain provisions of, the ACA, which has contributed to the uncertainty of the ongoing implementation and impact of the ACA and also underscores the potential for additional health care reform going forward. For example, the Tax Cuts and Jobs Act of 2017 includes a provision effective January 1, 2019, repealing the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a Texas U.S. District Court judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Congress may consider other legislation that would alter other aspects of the ACA.
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
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2027 unless additional Congressional action is taken. In addition, on February 9, 2018, Congress passed the Bipartisan Budget Act that made several healthcare reforms. For example, the law changes the discounts manufacturers are required to apply to their drugs under the Coverage Gap Discount Program from 50% to 70% of the negotiated price starting in 2019. In addition, the law increases civil and criminal penalties for fraud and abuse laws, including, for example, increases in both criminal fines for violations of the Anti-Kickback Statute and corresponding prison sentences.
 Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019, and would require Department of Health and Human Services (“HHS”) to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the United States have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. For example, in September 2017, the California State Assembly approved SB17 which requires pharmaceutical companies to notify health insurers and government health plans at least 60 days before certain scheduled increases in the prices of their products, and further requiring pharmaceutical companies to explain the reasons for such increases. Effective in 2016, Vermont passed a law requiring a certain manufacturer identified by the state to justify their price increases.
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
Other Healthcare Fraud and Laws
In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services (“CMS”), other divisions of the HHS (such as the Office of Inspector General and the Health Resources and Service Administration), the U.S. Department of Justice (the “DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended, as applicable.
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
The federal false claims and civil monetary penalty laws, including the FCA, which imposes significant penalties and can be enforced by private citizens through civil qui tam actions, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal healthcare programs, including Medicare and Medicaid, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
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
We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates, independent contractors, or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not preempted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts. Additionally, more general personal privacy laws have also been enacted by various States and by other countries where we do business, such as member countries of the European Union, that require adoption of policies and procedures to protect, properly store, and to obtain permission to use in our business and clinical research.
For example, in California, the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, established a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. The collection and use of personal health information in the European Union is governed by the provisions of the Data Protection Directive, and as of May 25, 2018, the General Data Protection Regulation (“GDPR”). This directive imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities, and the security and confidentiality of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive (which governs the collection and use of personal health data in the EU), the GDPR, and the related national data protection laws of the EU member states may result in fines and other administrative penalties. The GDPR introduced new data protection requirements in the EU and substantial fines for breaches of the data protection rules. This may be onerous and may adversely affect our business, financial condition, results of operations, and prospects.
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
Employees
As of December 31, 2019, we had 187 full-time employees, of whom 138 are engaged in research and development and 49 in administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Geographically, 154 of our employees are located in Massachusetts, 25 in Colorado, and one each in Connecticut, Maryland, New Jersey, New York, North Carolina, and Wisconsin, United States. Two of our employees are located in Germany.
Corporate Information
We were incorporated in Delaware in 2006. We maintain our executive offices at 33 Hayden Avenue, Lexington, MA 02421, and our main telephone number is (617) 621-8097. Our website is located at www.dicerna.com, which contains information about us. The information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our website as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2019, we had $348.9 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, and held-to-maturity investments, together with the $200.0 million upfront payment received from F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”) and the $175.0 million upfront payment received from our recently announced agreement with Novo Nordisk A/S (“Novo”) in January 2020, will be sufficient to fund the execution of our current clinical and operating plan into 2023. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:

•to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture, and market our product candidates;
•to build and maintain a strong intellectual property portfolio and avoid infringing intellectual property of third parties;
•to establish and maintain successful licenses, collaborations, and alliances;
•to satisfy the requirements of clinical trial protocols, including patient enrollment;
•to establish and demonstrate the clinical efficacy and safety of our product candidates;
•to manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, manufacturing scale-up, and commercialization;
•to obtain additional capital to support and expand our operations;
•to satisfy the requirements for quality and safety in developing and commercializing our products; and
•to market our products to achieve acceptance and use by the medical community.
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, delay or cease our efforts to build our commercial capabilities, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish development or commercialization rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales or royalties in the near-term future, if at all, and milestone payments, if any, are based on third-party determinations and/or events outside our control. Our revenue sources currently are, and will remain, limited unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, research collaborations and license agreements, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.
We have a history of operating losses; we expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of December 31, 2019, we had an accumulated deficit of $525.3 million. For the years ended December 31, 2019, 2018, and 2017, our net loss attributable to common stockholders was $120.5 million, $88.9 million, and $80.3 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam Pharmaceuticals, Inc. (“Alnylam”) litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
We have not generated, and do not expect to generate, any revenue from product sales for the near-term future, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials, and the regulatory approval process for product candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our existing collaborators, or any future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Our quarterly operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline.
We expect our operating results to be subject to quarterly fluctuations. Our net loss and other operating results will be affected by numerous factors, including:
•variations in the level of expense related to our product candidates or future development programs;
•delays in enrolling subjects in, initiating, conducting, or releasing results of clinical trials, or the addition or termination of clinical trials or funding support by us, our existing collaborators, or any future collaborator or licensor;
•the timing of the release of results from any clinical trials conducted by us or our collaborators or licensors;
•our execution of any collaboration, licensing, or similar arrangement, and the timing of payments we may make or receive under such existing or future arrangements or the termination or modification of any such existing or future arrangements;
•any intellectual property infringement or misappropriation lawsuit or opposition, interference, re-examination, post-grant review, inter partes review, nullification, derivation action, or cancellation proceeding in which we may become involved;
•additions and departures of key personnel;
•strategic decisions by us and our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;
•if any of our product candidates receive regulatory approval, market acceptance and demand for such product candidates;

•delays in engagement of our third-party manufacturers for our product candidates or their failure to execute on our manufacturing requirements or perform in accordance with current good manufacturing practices (“cGMP”);
•timing of regulatory decisions and regulatory developments affecting our product candidates or those of our competitors;
•disputes concerning patents, proprietary rights, or license and collaboration agreements that negatively impact our receipt of milestone payments or royalties or require us to make significant payments arising from licenses, settlements, adverse judgments, or ongoing royalties;
•changes in general market and economic conditions; and
•changes in tax laws.
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
We plan to develop subcutaneously delivered RNAi-based pharmaceuticals using our GalXC RNAi platform for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, as well as cardiometabolic diseases and viral infectious diseases. We believe that product candidates identified with our drug discovery and delivery platform may offer an improved therapeutic approach to small molecules and monoclonal antibodies, as well as several advantages over earlier generation RNAi molecules. However, the scientific research that forms the basis of our efforts to develop product candidates is relatively new. The scientific evidence to support the feasibility of developing therapeutic treatments based on RNAi and GalXC is both preliminary and limited.
Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that GalXC does not possess certain properties required for a drug to be safe and effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into GalXC. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on GalXC may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as nedosiran (formerly DCR-PHXC), RG6346 (formerly DCR-HBVS), and DCR-A1AT, have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable, and the value of our common stock will decline.
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
Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to numerous factors, including whether the product can be sold at a competitive price and otherwise is accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on GalXC technology, and we may not be able to convince the medical community and third-party payors, including health insurers, to accept and use, or to provide favorable coverage of or reimbursement for, any product candidates developed by us or our existing collaborator or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:
•the timing of our receipt of any marketing and commercialization approvals and those of our competitors;

•the terms of any approvals and the countries in which approvals are obtained;
•the safety and efficacy of our product candidates;
•the prevalence and severity of any adverse side effects associated with our product candidates;
•limitations or warnings contained in any labeling approved by the FDA or other regulatory authority;
•relative convenience and ease of administration of our product candidates;
•the willingness of physicians and patients to accept any new methods of administration;
•the success of our physician education programs;
•the availability of adequate government and third-party payor coverage and reimbursement;
•the pricing of our products, particularly as compared to alternative treatments and the recommendations of public or private pricing review agencies or organizations regarding our products;
•our ability to market and sell our products in compliance with applicable law; and
•availability of alternative effective treatments for the disease indications our product candidates are intended to treat and the relative risks, benefits, and costs of those treatments.
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
As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. For example, in August 2018, the European Medicines Agency (“EMA”)’s Committee for Orphan Medicinal Products (“COMP”) designated nedosiran (formerly DCR-PHXC) as an orphan medicinal product for the treatment of PH in the EU. In December 2019, the European Commission granted orphan drug designation to DCR-A1AT for the treatment of congenital A1AT deficiency based on a positive opinion from the COMP of the EMA. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication. During such period, marketing authorization applications for a “similar medicinal product” will not be accepted, unless another applicant can show that its product is safer, more effective, or otherwise clinically superior to the orphan-designated product. In the EU, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The respective orphan designation and exclusivity frameworks in the U.S. and in the EU are subject to change, and any such changes may affect our ability to obtain U.S. or EU orphan designations in the future.
Our product candidates are in varied stages of development, including some in early stages, and may fail or suffer delays that materially and adversely affect their commercial viability.
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
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to many factors, including scientific feasibility, safety, efficacy, and changing standards of medical care. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities, an individual Institutional Review Board (“IRB”) with respect to its institution, or an independent ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that individuals participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

•negative or inconclusive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
•serious and unexpected drug-related side effects experienced by participants using our products in our clinical trials or by individuals using drugs similar to our product candidates;
•delays in submitting INDs or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
•conditions imposed by the FDA or comparable foreign authorities, such as the European Medicines Agency (“EMA”), regarding the scope or design of our clinical trials;
•competition for subjects in competitive clinical trials and delays in enrolling individuals in clinical trials;
•high drop-out rates of study participants;
•inadequate supply or quality of drug product or product candidate components or materials or other supplies necessary for the conduct of our clinical trials;
•greater than anticipated clinical trial costs;
•poor effectiveness of our product candidates during clinical trials;
•unfavorable FDA or other regulatory agency inspection and review of a clinical trial site;
•failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;

•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; and
•varying interpretations of data by the FDA and foreign regulatory agencies.
Breakthrough Therapy Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
The FDA has granted Breakthrough Therapy Designation to nedosiran for the treatment of patients with primary hyperoxaluria type 1 (“PH1”). A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA will work closely with us to provide guidance on subsequent development of nedosiran for treatment of PH1 to help us design and conduct a development program as efficiently as possible. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the Breakthrough Therapy Designation. If the Breakthrough Therapy Designation for nedosiran for treatment of PH1 is rescinded, submission of portions of the NDA will not be permitted under this program.
We are dependent on our collaboration partners for the successful development of product candidates and, therefore, are subject to the efforts of these partners and our ability to successfully collaborate with these partners.
We have entered into collaboration agreements with Novo Nordisk A/S (“Novo”), F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”) (collectively, our “Collaboration Partners”) providing joint development of certain RNAi therapies. The success of our collaborations with our Collaboration Partners and the realization of the milestone and royalty payments under the collaboration agreements depends upon the efforts of our Collaboration Partners, any of which may not be successful in obtaining approvals for the product candidates developed under the collaboration or in marketing, or arranging for necessary supply, manufacturing, or distribution relationships for, any approved products. Our Collaboration Partners may change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed, or no additional payments to us under the collaboration agreements. Our Collaboration Partners have a variety of marketed products and product candidates under collaboration with other companies, possibly including some of our competitors, and our Collaboration Partners’ own corporate objectives may not be consistent with our interests. If our Collaboration Partners fail to develop, obtain regulatory approval for, or ultimately commercialize any product candidate under our collaborations, or if any of our Collaboration Partners terminates their applicable collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Each of our collaboration agreements is terminable by the applicable collaboration partner any time at will, subject to compliance with applicable notice periods. In addition, if we have a dispute or enter into litigation with any of our Collaboration Partners in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities, and generate substantial expense.
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
We rely on third-party supply and manufacturing companies and organizations to supply the materials, components, and manufacturing services for our research and development, preclinical study, and clinical trial drug supplies. We do not own or lease manufacturing facilities or supply sources for such components and materials; however, we recently entered into an initial five-year agreement with a supplier for the development, manufacture, and supply of clinical and commercial product; this agreement allows for advance preferential scheduling to the manufacturing line. Our manufacturing requirements include oligonucleotides and custom amidites which we procure on a purchase order basis. In addition, for each product candidate, we typically contract with only one manufacturer for the formulation and filling of drug product. There can be no assurance that our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, or of satisfactory quality, or continue to be available at acceptable prices. In particular, any replacement of our drug substance manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.
Although we have multiple contract manufacturers, two of our amidite manufacturers are based in China, and as a result of the recent outbreak of the coronavirus, there is an increased risk of supply interruption at those facilities. We are seeking to expand amidite production in other countries and to manufacture inventory to reduce this risk.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:
•an inability to initiate or continue preclinical studies or clinical trials of product candidates under development;

•delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
•lack of or loss of the cooperation of a collaborator;
•subjecting manufacturing facilities of our product candidates to additional inspections by regulatory authorities;
•requirements to cease distribution or to recall batches of our product candidates; and
•in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.
We may not successfully engage in strategic transactions, including any additional collaborations we seek, which could adversely affect our ability to develop and commercialize product candidates, impact our cash position, increase our expense, and present significant distractions to our management.
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In addition to our current collaborations with Novo, Roche, Lilly, Alexion, and BI, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any existing or future collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention in order to obtain and manage a collaboration or develop acquired products, product candidates, or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
Beyond RNA-based platform competition, there are a number of potential competitors working to develop therapeutics in our areas of research, including Oxthera AB, Allena Pharmaceuticals, Inc., Vertex Pharmaceuticals, Inc., Assembly Biosciences, Inc., AbbVie, Inc., Gilead Sciences, Inc., Johnson & Johnson, and GlaxoSmithKline plc.
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
Compared to larger pharmaceutical companies, we have limited experience in drug development and with clinical trials of product candidates. As our product candidates enter and advance through preclinical studies and any clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators, contract research organizations, clinical trial sites, investigators, suppliers, and other firms. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
We or our collaborative partners may conduct clinical trials for product candidates outside of the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We or our collaborative partners may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. For instance, our clinical trials of nedosiran, RG6346, and DCR-A1AT each include subjects outside of the U.S. The acceptance of study data from clinical trials conducted outside of the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable international jurisdiction for which we plan to enroll subjects outside of the U.S. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
Even if we receive marketing and commercialization approval of a product candidate, we and our third-party service providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling, advertising and promotional activities, record keeping, distribution, adverse event reporting, import and export of pharmaceutical products, pricing, sales and marketing, and fraud and abuse requirements. We are required to submit safety and other post-market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategy (“REMS”) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (“RMPs”) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, for nationally authorized medicinal products, the relevant governmental authority of any EU member state can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes, or facilities may result in restrictions on the product, manufacturer, or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will not have control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers, or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures or administrative detention of products, refusal to permit the import or export of products, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties, and criminal prosecution.
We face risks arising from the results of the public referendum held in the United Kingdom and its membership in the European Union.
We have a subsidiary located in the United Kingdom (the “UK”), which we established in order to allow us to conduct clinical trials in EU member states. On June 23, 2016, the UK held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political, and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit.
These developments, or the perception that any of them could occur, may have a significant adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility.
If the UK and the EU are unable to negotiate acceptable agreements or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during a transitional period or more permanently.
Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and European Economic Area (“EEA”), and these operations and clinical activities could be disrupted by Brexit.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the UK’s withdrawal from the EU, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Furthermore, at present, there are no indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the UK., or what, if any, role the EMA may have in the approval process. Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations, and could adversely affect the market price of our common shares.

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
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. Because information systems, networks, and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms, and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks or other similar events. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation, or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of its effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union Data Protection Directive, and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data, or inappropriate disclosure of confidential or proprietary information of the Company or patients, we could incur liability, reputational harm, and the development of our product candidates could be delayed.
In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we may need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks, or insider threat attacks which could result in financial, legal, business, or reputational harm.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
Our research, development, and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in our facility in Lexington, Massachusetts, that are required for our research, development, and manufacturing activities. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. We believe our procedures for storing, handling, and disposing these materials in our Lexington facility comply with the relevant guidelines of Lexington, the Commonwealth of Massachusetts, and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health, and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state, and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
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
Our current operations are carried out primarily in our facility located in Lexington, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure, or other natural or manmade accidents, or incidents that prevent us from fully utilizing the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates, or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations, and prospects.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We are in the process of performing an analysis on whether we have experienced any ownership changes in the past. Our preliminary analysis indicates that we may have experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. While this analysis is still preliminary, it is likely that our net operating losses are subject to such limitation. As of December 31, 2019, we had significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we have or do experience an ownership change, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of December 31, 2019, we had $348.9 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of December 31, 2019, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included at least 75 issued patents or allowed patent applications and over 175 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Once granted, patents may remain open to opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period before or after allowance or grant, during which time third parties can raise objections against such initial grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked or may lose the allowed or granted claims altogether. Our patent risks include that:
•others may, or may be able to, make, use, or sell compounds that are the same as or similar to our product candidates but that are not covered by the claims of the patents that we own or license;
•we or our licensors, collaborators, or any future collaborators may not be the first to file patent applications covering certain aspects of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•a third party may challenge our patents, and, if challenged, a court may not hold that our patents are valid, enforceable, and infringed;
•a third party may challenge our patents in various patent offices, and, if challenged, we may be compelled to limit the scope of our allowed or granted claims or lose the allowed or granted claims altogether;
•any issued patents that we own or have licensed from others may not provide us with any competitive advantages, or may be challenged by third parties;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others could harm our business; and
•our competitors could conduct research and development activities in countries where we will not have enforceable patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.
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
While we believe our intellectual property allows us to pursue our current development programs, the biological process of RNAi is a natural process and cannot be patented. Several companies in the space are pursuing alternate methods to exploit this phenomenon and have built their intellectual property around these methods. For example, Alnylam controls three patent families containing both pending patent applications and issued patents (e.g., U.S. Patent Numbers 8,853,384 and 9,074,213, and European Patent EP 1 352 061 B1) that pertain to RNAi. These are referred to in their corporate literature as the “Tuschl family” (e.g. patents and applications claiming priority to WO2002/044321, filed November 29, 2001, and their priority filings) and the “Kreutzer-Limmer family” (e.g., patents and applications claiming priority to WO 2000/044895, filed January 29, 2000, WO 2002/055693, filed January 9, 2002, and their priority filings). Both families contain patent applications still in prosecution, with the applicants actively seeking to extend the reach of this intellectual property in ways that might strategically impact our business. Additional areas of intellectual property pursued by Alnylam and others include oligonucleotide delivery-related technologies (such as conjugation to targeting moieties) and oligonucleotides directed to specific gene targets. In addition, Silence Therapeutics owns patents directed to certain chemical modifications of RNAi molecules, including U.S. Patent Number 9,222,092, with a priority date of August 5, 2002.
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
Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials are covered by federal healthcare programs or other third-party payors, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state, and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we may obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:

•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchases, and formulary managers, among other, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal civil and criminal false claims laws and civil monetary penalty laws, such as the U.S. federal False Claims Act (“FCA”), which imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting or causing to be presented, to the federal government, claims for payment that are false or fraudulent, making, using, or causing to be made or used, a false statement or record material to payment of a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customer or promoting a product off-label. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;

•HIPAA includes a fraud and abuse provision which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors), or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•HIPAA, as amended by HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•the federal false statements statute which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payment Sunshine Act created under the ACA, and its implementing regulations which require that manufacturers of drugs, biologicals, devices, and medical supplies for which payment is available under Medicare, Medicaid, and Children’s Health Insurance Program (with certain exceptions) report annually to the Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
•federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs;
•analogous state laws and regulations, such as state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers; and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;
•The Foreign Corrupt Practices Act (“FCPA”) prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
•the EU General Data Protection Regulation (EU) 2016/679 (“GDPR”), which introduced new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules as of May 25, 2018. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate;
•the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted.

The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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
If we or current or future collaborators, manufacturers, or service providers fail to comply with applicable federal, state, or foreign laws or regulations, we could be subject to enforcement actions, which could affect our ability to develop, market, and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products by the market. These enforcement actions include, among others:
•adverse regulatory inspection findings;
•warning or untitled letters;
•voluntary or mandatory product recalls or public notification or medical product safety alerts to healthcare professionals;
•restrictions on, or prohibitions against, marketing our products;
•restrictions on, or prohibitions against, importation or exportation of our products;
•suspension of review or refusal to approve pending applications or supplements to approved applications, including due to pending enforcement actions or a finding of an enforcement action;
•exclusion from participation in government-funded healthcare programs;
•exclusion from eligibility for the award of government contracts for our products;
•a corporate integrity agreement;
•FDA debarment of individuals at our Company;
•suspension or withdrawal of product approvals;
•seizure or administrative detention of products;
•injunctions; and
•civil and criminal penalties and fines.
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
In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. However, there may be significant delays in obtaining coverage for newly approved drugs. Moreover, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution costs. Also, interim payments for new drugs, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness, or the likely level or method of reimbursement. In addition, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical, and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.
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
We currently expect that certain drugs we develop may need to be administered under the supervision of a physician on an outpatient basis. Under currently applicable U.S. law, certain drugs that are not usually self-administered (including injectable drugs) may be eligible for coverage under Medicare through Medicare Part B. Specifically, Medicare Part B coverage may be available for eligible beneficiaries when the following, among other requirements have been satisfied:
•the product is reasonable and necessary for the diagnosis or treatment of the illness or injury for which the product is administered according to accepted standards of medical practice;
•the product is typically furnished incident to a physician’s services;
•the indication for which the product will be used is included or approved for inclusion in certain Medicare-designated pharmaceutical compendia (when used for an off-label use); and
•the product has been approved by the FDA.
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
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs once marketing approval is obtained. One example is the establishment in 2006 of the Institute for Clinical and Economic Review, or ICER. ICER evaluates the clinical and economic value of prescription drugs and issues reports for payors to rely on in making decisions on patient access to new medicines.

In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. While some proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019 and would require HHS to directly negotiate drug prices with manufacturers. The Lower Drug Costs Now Act of 2019 has passed out of the House of Representatives and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
In 2010, the U.S. Congress passed the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. Both the U.S. Congress and the U.S. President have expressed an intention to repeal or replace the ACA, and as a result, certain sections of the ACA have not been fully implemented or have been effectively repealed. The uncertainty around the future of the ACA and, in particular, the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.
Among the provisions of the ACA addressing coverage and reimbursement of pharmaceutical products of importance to our potential therapeutic candidates are the following:
•increases to pharmaceutical manufacturer rebate liability under the Medicaid Drug Rebate Program due to an increase in the minimum basic Medicaid rebate on most branded prescription drugs and the application of Medicaid rebate liability to drugs used in risk-based Medicaid managed care plans;
•creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
•the expansion of the 340B Drug Pricing Program to require discounts for “covered outpatient drugs” sold to certain children’s hospitals, critical access hospitals, freestanding cancer hospitals, rural referral centers, and sole community hospitals;
•requirements imposed on pharmaceutical companies to offer discounts on brand-name drugs to patients who fall within the Medicare Part D coverage gap, commonly referred to as the “Donut Hole”;
•requirements imposed on pharmaceutical companies to pay an annual non-tax-deductible fee to the federal government based on each company’s market share of prior year total sales of branded drugs to certain federal healthcare programs, such as Medicare, Medicaid, Department of Veterans Affairs, and Department of Defense. Since we currently expect our branded pharmaceutical sales to constitute a small portion of the total federal healthcare program pharmaceutical market, we do not currently expect this annual assessment to have a material impact on our financial condition; and
•for products classified as biologics, marketing approval for a follow-on biologic product may not become effective until 12 years after the date on which the reference innovator biologic product was first licensed by the FDA, with a possible six-month extension for pediatric products. After this exclusivity ends, it may be possible for biosimilar manufacturers to enter the market, which is likely to reduce the pricing for the innovator product and could affect our profitability if our products are classified as biologics.
Despite initiatives to invalidate the Affordable Care Act, the U.S. Supreme Court has upheld certain key aspects of the legislation, including a tax-based shared responsibility payment imposed on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” However, as a result of tax reform legislation passed in December 2017, the individual mandate has been eliminated effective January 1, 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.
In addition, since January 2017, the U.S. President has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Further, the current U.S. President’s administration has concluded that Cost-Sharing Reduction (“CSR”) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017 and again on July 18, 2018. Furthermore, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12.0 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decisions will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are complex and not fully understood.
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 (“ATRA”), among other things, reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, on January 22, 2018, the U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, the U.S. President signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Also, in 2018, the Trickett Wendler, Frank Mogiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 provided a federal framework for certain patients with life-threatening diseases to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.
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
In the event that any of our product candidates receive regulatory approval and we or others identify undesirable side effects, adverse events, or other problems caused by one of our products, any of the following adverse events could occur, which could result in the loss of significant revenue to us and materially and adversely affect our results of operations and business:
•regulatory authorities may withdraw their approval of the product or seize the product;
•we may need to recall the product or change the way the product is administered to patients;

•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•we may not be able to secure or maintain adequate coverage and reimbursement for our proprietary product candidates from government (including U.S. federal healthcare programs) and private payors;
•we may be subject to fines, restitution or disgorgement of profits or revenues, injunctions, or the imposition of civil penalties or criminal prosecution;
•regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;
•regulatory authorities may require us to implement a REMS, or to conduct post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product; we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
Risks Related to Our Common Stock
We no longer qualify as an “emerging growth company” and will be required to comply with certain provisions of the Sarbanes-Oxley Act and can no longer take advantage of reduced disclosure requirements.
Based on the market value of our common stock held by non-affiliates as of June 30, 2019, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) as of the year following December 31, 2019. As a result, we may incur additional and increasing costs to comply with our reporting and other obligations that we had not historically incurred due to our status as an emerging growth company or as a smaller reporting company. These costs include (1) being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404(b) (“Section 404”), (2) increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These additional obligations will require us to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting.
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through December 31, 2019, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
•the success or failure of competitive products or technologies;
•delays in initiating or completing and the results of preclinical studies and clinical trials of our product candidates or those of our competitors, our existing collaborators, or any future collaborators;
•regulatory or legal developments in the U.S. and other countries, especially changes in laws or regulations applicable to our product candidates;
•introductions and announcements of new products by us, our commercialization collaborators, or our competitors, and the timing of these introductions or announcements;
•actions taken by regulatory agencies with respect to our or our competitors’ product candidates, products, clinical studies, manufacturing processes, or sales and marketing terms;
•actual or anticipated variations in our financial results or those of companies that are perceived to be similar to us;
•the success of our or our competitors’ efforts to acquire or in-license additional technologies, products, or product candidates;
•developments concerning our or our competitors’ products or collaborations, including but not limited to, those with sources of manufacturing supply and commercialization partners;
•announcements by us or our competitors of significant acquisitions, strategic collaborations, joint ventures, or capital commitments;

•our ability or inability to raise additional capital and the terms on which we raise it;
•the recruitment or departure of key personnel;
•changes in the structure of healthcare payment systems;
•market conditions in the pharmaceutical and biotechnology sectors;
•actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies, or our industry generally;
•our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•announcement and expectation of additional financing efforts;
•speculation in the press or investment community;
•trading volume of our common stock;
•sales of our common stock by us or our stockholders;
•the absence of lock-up agreements with the holders of substantially all of our outstanding shares in connection with follow-on public offerings of our common stock;
•the concentrated ownership of our common stock;
•changes in accounting principles;
•terrorist acts, acts of war, or periods of widespread civil unrest;
•natural disasters and other calamities;
•general economic, industry, and market conditions; and
•developments concerning complaints or litigation against us.
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
As of December 31, 2019, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 39.3% of our outstanding common stock, including shares subject to outstanding options and warrants that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As of December 31, 2019, our chief executive officer, Douglas M. Fambrough, III, Ph.D., beneficially owned 1,890,760, or approximately 2.6%, of our outstanding common stock including outstanding vested options; Mr. Fambrough beneficially owned 2,401,700 shares or approximately 3.4% of our outstanding common stock including outstanding vested and unvested options. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:
•a prohibition on actions by our stockholders by written consent;
•a requirement that special meetings of stockholders, which the Company is not obligated to call more than once per calendar year, be called only by the chairman of our board of directors, our chief executive officer, our board of directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or, subject to certain conditions, by our secretary at the request of the stockholders holding of record, in the aggregate, shares entitled to cast not less than ten percent of the votes at a meeting of the stockholders (assuming all shares entitled to vote at such meeting were present and voted);
•advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings; and
•the authority of the board of directors to issue preferred stock, such as the Redeemable Convertible Preferred, with such terms as the board of directors may determine.
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
As a public company, we incur, and we will continue to incur significant legal, accounting, and other expenses.
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
As of December 31, 2019, we are no longer an emerging growth company and will be required to comply with the rules of the SEC that implement Section 404(b). To achieve compliance with Section 404(b) within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we are dedicating internal resources, engaging outside consultants, and have adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude that our internal control over financial reporting is effective as required by Section 404 in one or more future periods. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain of our common stockholders for the foreseeable future.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of February 24, 2020, we also had 7,781,915 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options and awards to purchase 15,045,098 shares of our common stock outstanding and warrants to purchase 2,198 shares of our common stock outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of February 24, 2020, we had 73,750,617 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.
Sales of shares issued in private placements may cause the market price of our shares to decline.
In April 2017, we issued 700,000 shares of the Redeemable Convertible Preferred in a private placement, which were convertible into shares of our common stock at an agreed conversion rate. In December 2017, all shares of Redeemable Convertible Preferred were converted into shares of our common stock. We granted the holders of Redeemable Convertible Preferred certain demand, shelf, and “piggyback” registration rights with respect to the shares of common stock issued upon conversion of the Redeemable Convertible Preferred. Such registration rights continue subsequent to the conversion and repurchase of the Redeemable Convertible Preferred with respect to the shares of common stock issued in such conversion. In accordance with such registration rights, we filed a shelf registration statement on Form S-3 covering the resale of 24,491,663 shares of our common stock by the former holders of Redeemable Convertible Preferred. The registration statement was declared effective on May 9, 2018, and all shares of common stock issued upon conversion of the Redeemable Convertible Preferred may now be freely sold in the open market. Additionally, we issued 983,208 shares of our common stock to Alnylam in April 2018, 835,834 shares of our common stock to Alexion in October 2018, 5,414,185 shares of our common stock to Lilly in December 2018, and 2,279,982 shares of our common stock to Novo in December 2019. The shares issued to Alnylam are freely tradeable in the open market, subject to certain volume limitations and compliance with applicable securities laws. The shares issued to Alexion may be freely sold in the open market subject to compliance with the requirements of Rule 144, subject to compliance with applicable securities laws. The shares issued to Novo are subject to a lock-up period but, following the expiration of such lock-up periods, such shares of our common stock may be freely sold in the open market subject to compliance with the requirements of Rule 144, subject to compliance with applicable securities laws. The sale of a significant amount of these shares in the open market or the perception that these sales may occur could cause the market price of our common stock to decline or become highly volatile.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
On January 2, 2019, we entered into a seven-year lease for 80,872 square feet of office and laboratory space located in Lexington, Massachusetts. This location became the Company’s corporate headquarters during November 2019.

On January 14, 2020, we entered into a real property lease agreement with a 125-month term for 61,282 square feet of office space in Lexington, Massachusetts. The term of the lease has not yet commenced.
Our former headquarters in Cambridge, Massachusetts, where we lease 37,084 square feet of office and laboratory space, continues to support the business. The lease term for our office and laboratory space in Cambridge, Massachusetts, commenced in December 2014 for six years.
On August 26, 2019, we entered into an 87-month term lease agreement for 15,781 square feet of office space in Boulder, Colorado. We intend to relocate our currently remote Colorado employees to this facility upon lease commencement, which we currently anticipate will occur in the second quarter of 2020.
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
Equity Compensation Plans
For information regarding equity compensation plans, see Item 12 of this Annual Report on Form 10-K.
Holders of Record
As of February 24, 2020, there were approximately eight holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock to The Nasdaq Composite and The Nasdaq Biotechnology indices for each of the last five fiscal years ended December 31, 2019, assuming an initial investment of $100 on December 31, 2014. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

$200
$175
$150
$125
$100
$75
$50
$25
$0
12/31/14
03/31/15
06/30/15
09/30/15
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
Dicerna Pharmaceuticals, Inc.
The Nasdaq Composite Index
The Nasdaq Biotechnology Index

Recent Sales of Unregistered Securities
On December 27, 2019, the Company issued 2,279,982 shares (the “Novo Shares”)  of the Company’s common stock, par value $0.0001 per share, to Novo Nordisk A/S (“Novo”), at a purchase price of $21.93 per share, for an aggregate purchase price of approximately $50.0 million. The Novo Shares were offered and issued in a private placement exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.
Use of Proceeds from Initial Public Offering of Common Stock
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data has been derived from our audited consolidated financial statements as of December 31, 2019 and 2018 and for the fiscal years ended December 31, 2019, 2018, and 2017, and are included elsewhere in this Annual Report on Form 10-K. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 of this Annual Report on Form 10-K, and with our consolidated financial statements and notes thereto, included in Item 8 of this Annual Report on Form 10-K. The information set forth below is not necessarily indicative of our future results of operations or financial condition.

	YEAR ENDED DECEMBER 31,
(in thousands, except share and per share data)	2019	2018	2017 (a)	2016	2015
Results of operations data
Revenue (b)	$23,904	$6,176	$1,030	$—	$—
Net loss	$(120,459)	$(88,853)	$(60,200)	$(59,513)	$(62,839)
Net loss attributable to common stockholders	$(120,459)	$(88,853)	$(80,292)	$(59,513)	$(62,839)
Net loss per share attributable to common stockholders – basic and diluted	$(1.76)	$(1.60)	$(3.66)	$(2.87)	$(3.09)
Weighted average common shares outstanding – basic and diluted	68,428,046	55,616,092	21,917,415	20,719,761	20,320,628
____________________________

(a)
Reflects the retrospective adoption of the new revenue recognition accounting standard, which the Company adopted on January 1, 2018. Refer to Note 2 to our consolidated financial statements (see Item 8 of this Annual Report on Form 10-K) for more information.

(b)
In 2018, we reclassified income from government grants of $1.1 million, $0.3 million, and $0.2 million as offsets to research and development expenses for the years ended December 31, 2017, 2016, and 2015, respectively, to conform to the presentation in 2018.

	DECEMBER 31,
(in thousands)	2019	2018	2017 (a)	2016	2015
Financial condition data
Cash and cash equivalents	$152,816	$54,239	$68,789	$20,865	$56,058
Held-to-maturity investments	$196,065	$248,387	$44,889	$25,009	$38,551
Total assets	$597,409	$409,041	$121,002	$51,252	$100,023
Total noncurrent liabilities	$203,479	$114,293	$3,090	$—	$—
Total stockholders' equity	$152,195	$200,693	$101,086	$41,208	$91,022

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
Overview
Dicerna™ Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company using ribonucleic acid (“RNA”) interference (“RNAi”) to develop medicines that silence genes that cause or contribute to disease. The Company’s proprietary GalXC™ technology is being applied to develop what we believe will be potent, selective, and safe RNAi therapies to treat diseases involving the liver, including rare diseases, chronic liver diseases, cardiometabolic diseases, and viral infectious diseases. As we further enhance our GalXC technology, we aim to extend our focus beyond the liver to include central nervous system (“CNS”) diseases and diseases involving other bodily tissues. Dicerna aims to treat a broad range of diseases by addressing the underlying causes of illness, focusing on target genes where connections between gene and disease are well understood and documented. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with Novo Nordisk A/S (“Novo”), F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
All of our GalXC drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the messenger ribonucleic acid (“mRNA”) of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. Our approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. Our GalXC RNAi platform utilizes a proprietary structure of double-stranded RNA molecules. For our current clinical programs, our GalXC RNAi platform has been configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.
The GalXC RNAi platform supports Dicerna’s long-term strategy to retain a full or substantial ownership stake in our programs, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases. These certain rare disease programs, which include our nedosiran (formerly DCR-PHXC) and DCR-A1AT programs, represent opportunities that we believe carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and the potential for more rapid clinical development paths to regulatory approval. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we plan to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.

Executive Summary
Our results of operations for the year ended December 31, 2019, compared to the prior year, reflect the following:

•
On January 1, 2019, we implemented the new lease accounting standard issued by the Financial Accounting Standards Board, Leases (Topic 842). Upon adoption, we recorded a right-of-use asset of $2.7 million which is recorded in noncurrent assets in the consolidated balance sheets, a short-term lease liability of $1.4 million, and a long-term lease liability of $1.4 million. As of December 31, 2019, the right-of-use asset was $30.1 million, and the short-term and long-term lease liabilities were $3.4 million and $20.1 million, respectively.

•
On January 2, 2019, we entered into a seven-year non-cancelable real property lease agreement for 80,872 square feet of laboratory and office space in Lexington, Massachusetts. This location became our corporate headquarters and research facility during the fourth quarter of 2019.

•
On January 4, 2019, we entered into a non-cancelable real property sublease agreement for 9,653 square feet of office space in Cambridge, Massachusetts. The term of the sublease commenced on January 11, 2019 and extends through the sublease expiration date of July 30, 2021.

•
On August 26, 2019, we entered into an 87-month non-cancelable real property lease agreement for 15,781 square feet of office space in Boulder, Colorado. On February 4, 2020, we amended this lease to allow for the rental of an additional 6,985 square feet of office space. We intend to relocate our currently remote Colorado employees to a portion of this facility upon lease commencement, which we anticipate will occur in the first quarter of 2020, and plan to occupy the remainder of the space commencing in the second quarter of 2020.

•
On October 30, 2019, we entered into the Roche Collaboration Agreement. Under the terms of the Roche Collaboration Agreement, we and Roche will seek to progress RG6346, our investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization as well as an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of HBV. We were entitled to an upfront payment of $200.0 million. We are also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones for RG6346. In addition, the Roche Collaboration Agreement provides that Roche will pay us up to mid-teens percent royalties on product sales. We also have an option to co-fund the development of products under the agreement and, if exercised, receive high twenties to mid-thirties royalty rates on the net sales of products in the U.S. If we exercise the co-funding option, we also have an option to co-promote products containing RG6346 in the U.S.

•
On November 15, 2019, we entered into the Novo Collaboration Agreement. Under the terms of the Novo Collaboration Agreement, we and Novo will seek to use our proprietary GalXC™ RNAi platform technology to progress novel therapies for the treatment of liver-related cardiometabolic diseases towards clinical development and commercialization. We were entitled to an upfront payment of $175.0 million. In connection with the Novo Collaboration Agreement, Novo made a $50.0 million equity investment in Dicerna at a premium pursuant to the Novo Share Issuance Agreement, which we received in December 2019. We are also eligible to receive an additional $75.0 million ($25.0 million at the end of each of the first three years of the Novo Collaboration Agreement), contingent upon the Company delivering GalXC™ molecules for a defined number of targets, and additional payments totaling up to approximately $357.5 million per target upon achievement of specified development, regulatory, and commercial milestones. In addition, the Novo Collaboration Agreement provides that Novo will pay us up to mid-single-digits to mid-teens royalties on product sales on a country-by-country and product-by-product basis until the later of 10 years after the date of first commercial sale of each product in such country, expiration of specified patent rights in such country, or the expiration of specified regulatory exclusivity in such country for GalXC products, subject to royalty step-down provisions set forth in the agreement.

•
In November 2019, we entered into an initial five-year agreement with a supplier for the development, manufacture, and supply of clinical and commercial product. In January 2020, we executed an amendment to this agreement which allows for advance preferential scheduling to the manufacturing line.

•
In December 2019, Alexion exercised its option for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC™ RNAi molecules. This exercise expands Dicerna and Alexion’s existing research collaboration and license agreement to now encompass four targets within the complement pathway. In connection with the option exercise, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional target during December 2019 that will be recognized into revenue as the related services are performed.

•
On January 14, 2020, we entered into a non-cancelable 10-year real property lease agreement for 61,282 square feet of office space in Lexington, Massachusetts. The term of the lease has not yet commenced.

•
Revenue during the year ended December 31, 2019 reflects $13.1 million, $4.4 million, and $6.3 million from the Lilly, Alexion, and BI collaborations, respectively, compared to $0.1 million and $6.1 million from the Alexion and BI collaborations, respectively, during the prior year.

Development Programs
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core therapeutic programs for development by Dicerna. For opportunities that were not selected as a core program opportunity, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval. For core programs targeting larger populations, we may seek development partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC technology.

In addition to the programs listed in our pipeline, we are exploring a variety of potential programs involving gene targets in the liver, CNS, and other tissues, which we may elevate in the future to be either a core program or a non-core collaborative program. Under our collaborations with Novo, Roche, and Lilly, our collaborators have rights to nominate additional programs for discovery by Dicerna and subsequent development by the nominating collaborator, and which will become part of our non-core pipeline.
Our four core programs are: nedosiran for the treatment of primary hyperoxaluria (“PH”), RG6346 (formerly DCR‑HBVS) for the treatment of chronic hepatitis B virus (“HBV”) infection, DCR-A1AT for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease, and a program for the treatment of a common disease involving the liver.
The table below sets forth the state of development of our various GalXC RNAi platform product candidates as of February 27, 2020.
Status of Dicerna Programs
Our current GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
We are developing our lead GalXC product candidate, nedosiran, for the treatment of primary hyperoxaluria (“PH”) type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”), which is in the pivotal phase of clinical development. PH is a family of severe, ultra-rare, genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. The accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.

PH encompasses three genetically distinct, autosomal-recessive, inborn errors of glyoxylate metabolism characterized by the over-production of oxalate. PH1, PH2, and PH3 are each characterized by a specific enzyme deficiency. PH1 is caused by a deficiency of glyoxylate-aminotransferase, PH2 is caused by a deficiency of glyoxylate reductase/hydroxypyruvate reductase, and PH3 is caused by a deficiency of 4-hydroxy-2-oxoglutarate aldolase. Patients with PH are predisposed to the development of recurrent urinary tract (urolithiasis) and kidney (nephrolithiasis) stones, composed of calcium oxalate crystals. Stone formation is accompanied by nephrocalcinosis in some patients with PH1 and PH2. This deposition of calcium oxalate crystals in the renal parenchyma produces tubular toxicity and renal damage that is compounded by the effects of renal calculi-related obstruction and frequent superimposed infections. Based on evaluation of genome sequence databases, there may be as many as 16,000 people with PH in the U.S. and major European countries.
As of November 2019, we completed all study participant dosing and follow-up in PHYOX™1, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH type 1 (“PH1”) and PH type 2 (“PH2”). The primary objective of the study was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of nedosiran. Secondary endpoints included the change in 24-hour urinary oxalate excretion from baseline, defined as the mean of two 24-hour collections during screening. The trial was divided into two groups:

•
Group A was a placebo-controlled, single-blind study and included 25 healthy volunteers at a single site in the United Kingdom with five cohorts dosed at 0.3, 1.5, 3.0, 6.0, or 12.0 mg/kg of nedosiran or placebo (3:2 randomization).

•
Group B was an open-label study and included 18 participants, 15 with PH1 and three with PH2, and included three cohorts of participants dosed at 1.5, 3.0, and 6.0 mg/kg of nedosiran and a fourth cohort with mixed dosing. Group B participants were enrolled among three sites in the European Union, one in the United Kingdom, and one site in the United States.

RG6346 for Chronic Hepatitis B Virus Infection
Our GalXC RNAi platform-based product candidate for the treatment of chronic HBV infection, RG6346 (formerly DCR-HBVS), is currently being tested in a Phase 1 clinical trial. HBV is reported to be the most common serious liver infection affecting an estimated 292 million people globally. Chronic HBV infection is characterized by the presence of the HBV surface antigen (“HBsAg”) for six months or more.
The DCR-HBVS-101 clinical trial is a Phase 1, randomized, placebo-controlled, double-blind study designed to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with non-cirrhotic chronic HBV. Secondary objectives are to characterize the pharmacokinetic profile of RG6346 and to evaluate preliminary antiviral efficacy, as well as characterize the pharmacodynamics of HBsAg and HBV DNA levels in blood. The DCR-HBVS-101 clinical trial is divided into three phases or groups:

•
Group A is a single-ascending-dose arm in which 30 healthy volunteers received a dose of RG6346 (0.1, 1.5, 3.0, 6.0, or 12.0 mg/kg) or placebo, with a four-week follow-up period. Group A dosing was completed in August 2019.

•
Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to nucleoside analog therapy will receive a 3.0 mg/kg dose of RG6346 or placebo; these participants will be followed for at least 12 weeks. We initiated Group B dosing in the third quarter of 2019, in parallel with Group C at the 3.0 mg/kg dose level. Group B dosing is expected to be completed in the first quarter of 2020.

•
Group C is a multiple-ascending-dose arm in which RG6346 (1.5, 3.0, or 6.0 mg/kg) or placebo will be administered to 18 participants with chronic HBV who are already being treated with nucleoside analogs, with a treatment and follow-up period of 16 weeks or more.

◦	We dosed the first patient, from Group C, at a dose of 1.5 mg/kg, in May 2019. The final patient’s last dose in the 1.5 mg/kg dose cohort was administered in October 2019.

◦	We dosed the first patient in 3.0 mg/kg cohort in August 2019. The final patient’s last dose in the 3.0 mg/kg dose group was administered in January 2020.

◦	We dosed the first patient in the 6.0 mg/kg cohort in December 2019 and are enrolling the remainder of the cohort.
In order to be optimally positioned to develop and commercialize our product candidate, RG6346, in combination with other novel drugs, we entered into a research collaboration and licensing agreement with Roche in October 2019. Under the terms of the agreement, we will be leading the development of RG6346 through the current Phase 1 trial, and pending favorable results, Roche intends to further develop RG6346 with the overall goal of developing a combination regime to achieve a long-term immunological cure of chronic HBV in combination with additional Roche product candidates in Phase 2 and Phase 3 clinical trials.DCR-A1AT for

Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Our GalXC RNAi platform-based product candidate for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease, DCR-A1AT, is currently being tested in a Phase 1/2 clinical study. A1AT deficiency is an inherited disorder that can lead to liver disease in children and adults and lung disease in adults. The disorder is caused by mutations in a gene called SERPINA1. This gene, when functioning normally, provides instructions for making the A1AT protein, which protects the body from an enzyme called neutrophil elastase. This enzyme is released from white blood cells to fight infection, but it can attack normal tissues if not tightly controlled by A1AT. Mutations in the SERPINA1 gene can result in a deficiency of A1AT or, most commonly, an abnormal form of the protein that cannot control neutrophil elastase. Accumulation of abnormal A1AT protein in the liver can lead to liver disease. Uncontrolled neutrophil elastase can also destroy alveoli (small air sacs in the lungs) and cause lung disease.
A1AT deficiency occurs all over the world, though its prevalence varies by population. The disorder affects roughly one in 1,500 to 3,500 individuals with European ancestry but is uncommon in people of Asian descent. Congenital A1AT deficiency is estimated to affect 2.4 people out of every 10,000 in the EU.
The initial DCR-A1AT-101 clinical trial is a Phase 1/2 randomized, placebo-controlled study designed to evaluate the safety and tolerability of DCR-A1AT in healthy volunteers and in patients with A1AT deficiency-associated liver disease. Secondary objectives are to characterize the pharmacokinetic profile of DCR-A1AT, to evaluate preliminary pharmacodynamics on serum A1AT protein concentrations, and to characterize the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by liver biopsy. Exploratory objectives include characterization of the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by biochemical markers as well as the effect on liver stiffness. The DCR-A1AT-101 clinical trial is divided into two phases or groups:

•
Group A is a single-ascending-dose arm in which a single dose of DCR-A1AT (0.1, 1.0, 3.0, 6.0, or 12.0 mg/kg) or placebo will be administered to up to 36 healthy volunteers, with a minimum 8-week follow-up. The first participant in Group A was dosed in November 2019; we expect dosing of Group A to be completed in the second half of 2020.

•
Group B is a multiple-ascending-dose arm in which DCR-A1AT (doses yet to be determined) or placebo will be administered to up to 24 participants with A1AT with a treatment and follow-up period of 12 weeks or more.

DCR-Undisclosed
We are currently pursuing preclinical development of an undisclosed candidate for the treatment of a common disease involving the liver. We expect to begin a Phase 1 study for this program in 2021.
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
Milestone payments: At the inception of each contract with a customer that includes development or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or of the licensee, such as regulatory approvals, are assessed as to the probability of achieving the related milestones. At the end of each subsequent reporting period, we re‑evaluate the probability of achievement of all milestones and any related constraint, and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and are recorded as revenue and through earnings in the period of adjustment.
Options: Customer options, such as options granted to allow a licensee to choose to research and develop additional product candidates or reserve product candidates against target genes to be identified in the future, or options that allow a customer to designate a target as a lead product, are evaluated at contract inception in order to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer option represents a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price, and revenue is recognized when or as the future goods or services are transferred or when the option expires. Customer options that are not material rights do not give rise to separate performance obligations, and as such, the additional consideration that would result from a customer exercising an option in the future is not included in the transaction price for the current contract. Instead, the option is deemed a marketing offer, and additional option fee payments are recognized or begin being recognized as revenue when the licensee exercises the options. The exercise of an option that does not represent a material right is treated as a separate contract for accounting purposes.

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
Expected Term: The expected term assumption represents the weighted average period the stock options are expected to be outstanding. We use the simplified method to calculate the expected term for options granted to employees as our stock option grants are considered “plain vanilla” and we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our common stock has been publicly traded. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. We plan to continue to use the simplified method until we have sufficient exercise history as a publicly-traded company.
Expected Volatility: Due to the lack of company-specific historical and implied volatility data, we base our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The computation of expected volatility is based on the historical volatility using the daily closing prices of a representative group of companies with similar characteristics to us, including stage of life cycle, financial leverage, enterprise value, risk profiles, and position within the industry, along with historical share price information sufficient to meet the expected life of the stock-based awards. We believe the group selected has sufficient similar economic and industry characteristics and includes companies that are most representative of our company. We intend to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of our own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar to us, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.
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
We adopted the standard on January 1, 2019 and elected the package of three practical expedients that permitted an entity not to (a) reassess whether expired or existing contracts contain leases, (b) reassess lease classification for existing or expired leases, and (c) consider whether previously capitalized initial direct costs would be appropriate under the new standard.
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
Recent Developments
Institutional Investment
On February 6, 2020, we issued and sold an aggregate of approximately $40.0 million of shares of our common stock to a single institutional investor pursuant to our common stock Sales Agreement with Cowen and Company, LLC as the sales agent. In this transaction, we sold an aggregate of 2,077,500 shares of common stock at a price of $19.25 per share, resulting in net proceeds of approximately $39.2 million after a deduction of approximately $0.8 million in sales commissions. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission (“SEC”) on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.

75 Hayden lease
On January 14, 2020, we entered into a non-cancelable real property lease agreement for 61,282 square feet of office and laboratory space in Lexington, Massachusetts (the “Second Lexington Lease”). The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend the term for two additional successive periods of five years thereafter.
The aggregate total fixed rent is approximately $41.8 million with the annual fixed rental payments escalating from $3.6 million to $4.8 million during the original term. In addition to the fixed rent during the lease term, we will be responsible for certain customary operating expenses and real estate taxes specified in the agreement. This lease also contains customary default provisions allowing the landlord to terminate the lease or seek damages if we fail to cure certain breaches of our obligations under the lease within specified periods of time. We are also obligated to indemnify the landlord for certain losses incurred in connection with our use or occupancy of the premises and to deliver an irrevocable letter of credit or security deposit in the amount of $1.5 million.
Alexion option exercises
In November 2019, the Company and Alexion amended its agreement to clarify funding for certain manufacturing costs for each of the two initial targets and increased milestone payments for the additional targets if Alexion exercised its options for the two additional targets.
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC RNAi molecules. These exercises expand Dicerna and Alexion’s existing research collaboration and license agreement to now encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional target during December 2019.
Novo collaboration
On November 15, 2019, we entered into a Collaboration and License Agreement with Novo (the “Novo Collaboration Agreement”). Refer to “Part II, Item 8 — Note 8 – Collaborative Research and License Agreements” for further information regarding the Novo collaboration.
Roche collaboration
On October 30, 2019, we entered into a Collaboration and License Agreement with Roche (the “Roche Collaboration Agreement”). Refer to “Part II, Item 8 — Note 8 – Collaborative Research and License Agreements” for further information regarding the Roche collaboration agreement.
Boulder lease
On August 26, 2019, we entered into a non-cancelable real property lease agreement for 15,781 square feet of office space in Boulder, Colorado (the “Boulder Lease”). On February 4, 2020, we amended this lease to allow for the rental of an additional 6,985 square feet of office space. We intend to relocate our currently remote Colorado employees to a portion of this facility upon lease commencement, which we anticipate will occur in the first quarter of 2020, and plan to occupy the remainder of the space commencing in the second quarter of 2020.
The term of the Boulder Lease is 87 full calendar months plus any partial month from the commencement date to the end of the month in which the commencement date falls. The Boulder Lease commences on the earlier of the date on which (a) we occupy any portion of the facility and begin conducting business therein, (b) the landlord delivers the facility to us with the work in the facility substantially completed, or (c) the work in the facility would have been substantially completed but for the occurrence of any delays caused by us. The Boulder Lease provides for an aggregate fixed rent of approximately $4.4 million during the 87-month term. In addition to the annual fixed rent, we will be responsible for certain customary operating expenses and real estate taxes specified in the agreement.
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
Lexington lease
On January 2, 2019, we entered into a non-cancelable real property lease agreement for 80,872 square feet of laboratory and office space in Lexington, Massachusetts (the “Lexington Lease”). We moved our corporate headquarters and research facility to this location in the fourth quarter of 2019.
The Original Term of the Lexington Lease is seven years, commencing on November 3, 2019. We have options to extend the term of the lease for two additional successive periods of five years each (the “Extension Periods”).
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
Financial Operations Overview
Revenue
Our revenue from collaboration arrangements to date has been generated primarily through research funding, license fees, option exercise fees, and preclinical development payments under our research collaboration arrangements with Lilly, Alexion, and BI. We have not generated any commercial product revenue, nor do we expect to generate any product revenue in the near-term future.
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
Litigation expense
Litigation expense consists of legal fees and expenses solely related to the litigation with Alnylam Pharmaceuticals, Inc. (“Alnylam”) that was settled in 2018.
Interest income
Interest income consists of income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents.
Interest expense
Interest expense represents interest expense incurred on a long-term payable with Alnylam, which was paid in the first quarter of 2019.

Results of Operations
Comparison of the years ended December 31, 2019 and 2018
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	YEAR ENDED DECEMBER 31,
	2019	2018	$ CHANGE	% CHANGE
Revenue	$23,904	$6,176	$17,728	287.0%
Operating expenses:
Research and development	109,339	45,711	63,628	139.2%
General and administrative	42,751	21,685	21,066	97.1%
Litigation expense	—	29,132	(29,132)	(100.0)%
Total operating expenses	152,090	96,528	55,562	57.6%
Loss from operations	(128,186)	(90,352)	(37,834)	41.9%
Other income (expense):
Interest income	7,537	2,102	5,435	258.6%
Interest expense	(3)	(603)	600	(99.5)%
Other income (expense)	193	—	193	—%
Total other income, net	7,727	1,499	6,228	415.5%
Net loss attributable to common stockholders	$(120,459)	$(88,853)	$(31,606)	35.6%
Revenue
For the year ended December 31, 2019, revenue reflects $13.1 million, $4.4 million, and $6.3 million from the Lilly, Alexion and BI collaborations, respectively, compared to $0.1 million and $6.1 million from the Alexion and BI collaborations, respectively, for the year ended December 31, 2018. The increases in Lilly and Alexion revenue for the year ended December 31, 2019 reflect increased activities under each agreement, as both agreements are recognized as revenue on a cost-to-cost measure of progress method. No revenue was recognized under the Novo and Roche agreements during the year ended December 31, 2019, as work had not yet commenced under either agreement.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands, except percentages):

	YEAR ENDED DECEMBER 31,
	2019	2018	$ CHANGE	% CHANGE
Direct research and development expenses	$59,433	$22,912	$36,521	159.4%
Platform-related expenses	13,222	6,325	6,897	109.0%
Employee-related expenses	31,173	13,130	18,043	137.4%
Facilities, depreciation, and other expenses	5,511	3,344	2,167	64.8%
Total	$109,339	$45,711	$63,628	139.2%
Research and development expenses increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to direct research and development expenses and employee-related expenses. The $36.5 million increase in direct research and development expenses included a $20.1 million increase in manufacturing costs, primarily for drug substance to support our clinical studies, and an $11.9 million increase in clinical study costs, reflecting increased activities associated with our nedosiran and RG6346 programs. Research and development expenses were also impacted by a $18.0 million increase in employee-related expenses, which include salaries, benefits, and stock-based compensation. The increase in employee-related expenses is a result of a 124% increase in research and development headcount necessary to support our collaboration agreements and expanding pipeline. Finally, platform-related expenses increased $6.9 million primarily due to higher raw materials and lab supplies costs of $5.0 million.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with three of our core product candidates, initiate activities under the Novo and Roche agreements, and continue activities under the Lilly, Alexion, and BI agreements.
General and administrative expenses
General and administrative expenses were $42.8 million and $21.7 million for the years ended December 31, 2019 and 2018, respectively. The $21.1 million increase in general and administrative expenses is primarily due to increases of $10.0 million in employee-related compensation, including salaries, benefits, and stock-based compensation, due to a 220% increase in headcount necessary to support our growing operations. In addition, general and administrative expenses increased $5.7 million related to professional fees and consulting costs.
We expect general and administrative expenses to continue to increase in 2020, as compared to 2019, largely due to investments in staffing and market readiness activities.
Litigation expense
Litigation expenses of $29.1 million recorded during the year ended December 31, 2018 are comprised solely of litigation and settlement expenses associated with the litigation with Alnylam.
Interest income
Interest income is comprised of interest earned from our money market accounts and held-to-maturity investments. Interest income was $7.5 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively. The increase was primarily due to higher held-to-maturity investments balances amounts during the year ended December 31, 2019 primarily resulting from our follow-on public offering in September 2018 and funds received from the collaboration agreements with Lilly and Alexion in the fourth quarter of 2018.

Interest expense
Interest expense of $0.6 million during the year ended December 31, 2018 represents interest expense incurred on our litigation settlement payable.
Comparison of the years ended December 31, 2018 and 2017
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	YEAR ENDED DECEMBER 31,
	2018	2017	$ CHANGE	% CHANGE
Revenue	$6,176	$1,030	$5,146	499.6%
Operating expenses:
Research and development	45,711	35,888	9,823	27.4%
General and administrative	21,685	16,838	4,847	28.8%
Litigation expense	29,132	9,043	20,089	222.1%
Total operating expenses	96,528	61,769	34,759	56.3%
Loss from operations	(90,352)	(60,739)	(29,613)	48.8%
Other income (expense):
Interest income	2,102	539	1,563	290.0%
Interest expense	(603)	—	(603)	—%
Total other income, net	1,499	539	960	178.1%
Net loss	(88,853)	(60,200)	(28,653)	47.6%
Dividends on redeemable convertible preferred stock	—	(10,111)	10,111	(100.0)%
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	(6,144)	6,144	(100.0)%
Deemed dividend on conversion of redeemable convertible preferred stock	—	(3,837)	3,837	(100.0)%
Net loss attributable to common stockholders	$(88,853)	$(80,292)	$(8,561)	10.7%
Revenue
During the year ended December 31, 2018, revenue increased $5.1 million compared to 2017 due to the recognition of a full year of revenue under the BI Agreement and our entry into the Alexion Collaboration Agreement.
Revenue recognized under the BI Agreement during the years ended December 31, 2018 and 2017 was $6.1 million and $1.0 million, respectively. This revenue represents the periodic amortization of a non-refundable upfront payment of $10.0 million and $0.3 million of certain reimbursable costs pursuant to the BI Agreement, which was signed in the fourth quarter of 2017.
Revenue recognized under the Alexion Collaboration Agreement during the year ended December 31, 2018 was $0.1 million. At December 31, 2018, the $31.3 million of consideration received and allocated to the revenue element of the arrangement relates to our partially unsatisfied performance obligations and is recorded as a contract liability presented in deferred revenue, of which $11.7 million was included in the current portion of deferred revenue. As of December 31, 2018, we expected to recognize this amount over the remaining research program term, which we estimated would extend through the fourth quarter of 2023.

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
Research and development expenses increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to direct research and development expenses. The $7.0 million increase in direct research and development expenses is primarily due to increases in clinical development spending of $5.2 million for nedosiran and $1.1 million for RG6346. In addition, employee-related expenses increased $3.0 million during the year ended December 31, 2018 as a result of increased headcount necessary to support our growth.
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

Liquidity and Capital Resources
Overview
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative arrangements with Lilly, Alexion, and BI. As of December 31, 2019, we had cash, cash equivalents, and held-to-maturity investments of $348.9 million compared to $302.6 million as of December 31, 2018.
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
On November 7, 2019, we filed a universal shelf registration statement as a well-known seasoned issuer on Form S-3 permitting the sale of common stock, preferred stock, debt securities, warrants, other rights, or units. We may offer and sell these securities in one or more issuances at prices and on terms that will be determined at the time of offering.
In January 2020, we received a $200.0 million upfront payment from Roche associated with the Roche Collaboration Agreement executed in October 2019 and a $175.0 million upfront payment from Novo associated with the Novo Collaboration Agreement executed in November 2019.
On February 6, 2020, we issued and sold an aggregate of approximately $40.0 million of shares of our common stock to a single institutional investor pursuant to our common stock Sales Agreement with Cowen and Company, LLC as the sales agent. In this transaction, we sold an aggregate of 2,077,500 shares of common stock at a price of $19.25 per share, resulting in net proceeds of approximately $39.2 million after a deduction of approximately $0.8 million in sales commissions. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the SEC on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.
We believe that our cash, cash equivalents, and held-to-maturity investments, together with the $375.0 million in upfront payments from our recently announced collaboration agreements with Novo and Roche, provides us with sufficient resources to continue our planned operations and clinical activities into 2023.
Cash flows
The following table shows a summary of our consolidated cash flows for the periods indicated (amounts in thousands):

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Net cash (used in) provided by operating activities	$(692)	$18,298	$(45,327)
Net cash provided by (used in) investing activities	$49,531	$(202,731)	$(19,852)
Net cash provided by financing activities	$52,888	$169,883	$112,731
Operating activities
Net cash used in operating activities was $0.7 million compared to net cash provided by operating activities of $18.3 million for the years ended December 31, 2019 and 2018, respectively. The $19.0 million decrease in net cash provided by operating activities for the year ended December 31, 2019 was primarily due to an increased operating loss of $31.6 million. The decrease in cash was also impacted by a $21.0 million decrease in the litigation settlement payable as a result of the change in year over year activity. These decreases were offset by an increase in deferred revenue of $37.9 million associated with our collaboration agreements.
Net cash provided by operating activities was $18.3 million and net cash used in operating activities was $45.3 million for the years ended December 31, 2018 and 2017, respectively. The $63.6 million net increase in cash provided by operating activities was primarily due to an increase of $164.6 million in deferred revenue due to consideration received in connection with the Lilly and Alexion collaboration agreements. This amount was partially offset by a $100.0 million increase in contract receivables associated with the upfront payment for the Lilly collaboration agreement.

Investing activities
Net cash provided by investing activities for the year ended December 31, 2019 was $49.5 million, compared to net cash used in investing activities of $202.7 million for the year ended December 31, 2018. The decrease of $252.3 million in net cash used in investing activities during 2019 primarily relates to a $337.0 million increase in proceeds from the maturities of held-to-maturity investments that were partially offset by a $78.7 million increase in purchases of held-to-maturity investments.
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
Financing activities
Net cash provided by financing activities was $52.9 million and $169.9 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash provided by financing activities of $117.0 million was primarily due to the receipt of $108.1 million in net proceeds in September 2018 from a follow-on public offering of our common stock.
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
Funding requirements
We expect that our primary uses of capital will continue to be commercialization readiness and launch, if approved, third-party clinical research and development services and manufacturing costs, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plans into 2023. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:

•	the potential receipt of any milestone payments under the Novo Collaboration Agreement, Roche Collaboration Agreement, Lilly Collaboration Agreement, Alexion Collaboration Agreement and BI Agreements;

•	the terms and timing of any other collaboration, licensing, and other arrangements that we may establish;

•	the initiation, progress, timing, and completion of preclinical studies and clinical trials for our potential product candidates;

•	our alignment with the U.S. Food and Drug Administration on regulatory approval requirements;

•	the number and characteristics of product candidates that we pursue;

•	the outcome, timing, and cost of regulatory approvals;

•	delays that may be caused by changing regulatory requirements;

•	the cost and timing of hiring new employees to support our continued growth;

•	the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;

•	the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;

•	the costs of responding to and defending ourselves against complaints and potential litigation;

•	the costs and timing of procuring clinical and commercial supplies for our product candidates;

•	the extent to which we acquire or in-license other product candidates and technologies; and

•	the extent to which we acquire or invest in other businesses, product candidates, or technologies.
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
Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2019 (amounts in thousands):

	Payments Due By Period*
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations	$31,960	$5,968	$8,416	$8,723	$8,853
Finance lease obligations	$240	$52	$96	$92	$—
____________________________

*
Represents future minimum lease payments under our existing non-cancelable operating leases for our offices and laboratory space and our finance lease for equipment. Excluded from the table above are fixed lease payments of $4.4 million associated with our lease of office and laboratory space in Boulder, Colorado and $41.8 million associated with our newest lease in Lexington, Massachusetts. Such lease payments were excluded, as the commencement dates have not yet occurred for accounting purposes and lease liabilities have not yet been recognized on our consolidated balance sheet.

We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our consolidated balance sheet or in the table above, since the achievement and timing of these milestones were not probable or estimable as of December 31, 2019.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2019, we had cash, cash equivalents, and held-to-maturity investments of $348.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash, cash equivalents, or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DICERNA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dicerna Pharmaceuticals, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Dicerna Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue from Collaborative Arrangements - Refer to Notes 2 and 8 to the financial statements.

Critical Audit Matter Description
The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. The Company’s collaboration and license agreements contain certain promises that together represent single performance obligations because the promises to transfer individual services are not distinct from other promises in the contracts.

Significant judgment is exercised by the Company in determining revenue recognition for these customer arrangements, and includes the following:

•
Determination of whether goods and services are considered distinct performance obligations that should be accounted for separately versus combined, such as licenses of intellectual property and related services that are sold in license and development arrangements.

•	Determination of stand-alone selling prices for each distinct performance obligation and for goods and services that are not sold separately.

•	Estimating the total cost of fulfilling certain performance obligations that are satisfied over time, which impacts the timing of revenue recognition for such performance obligations.

Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

•	We tested the effectiveness of internal controls related to the identification of distinct performance obligations and the determination of the timing of revenue recognition.

•	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness

•	For arrangements that became effective during the year ended December 31, 2019, we performed the following procedures:

◦	Obtained and read contract source documents for each selection and other documents that were part of the agreement.

◦	Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations.

◦
Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

◦	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for performance obligations that are not sold separately.

•	We evaluated the estimates of total contract costs to fulfill performance obligations by performing the following procedures:

◦	We compared costs incurred for activities completed to date to the costs forecasted for those activities.

◦
We evaluated management’s ability to achieve the estimates of total contract cost and profit by performing corroborating inquiries with the Company’s operations teams and comparing the information obtained to estimates included in the accounting records.

◦	We compared management’s estimates for the selected contracts to historical experience and original budgets, when applicable.

•	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
February 27, 2020
We have served as the Company’s auditor since 2008.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)

	DECEMBER 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,816	$54,239
Held-to-maturity investments	196,065	248,387
Contract receivables	200,354	100,000
Prepaid expenses and other current assets	6,934	2,888
Total current assets	556,169	405,514
NONCURRENT ASSETS:
Property and equipment, net	7,076	2,718
Right-of-use operating assets, net	30,102	—
Restricted cash equivalents	3,894	744
Other noncurrent assets	168	65
Total noncurrent assets	41,240	3,527
TOTAL ASSETS	$597,409	$409,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,077	$5,013
Accrued expenses and other current liabilities	20,042	9,649
Lease liability, current	3,358	—
Litigation settlement payable	—	10,500
Deferred revenue, current	212,258	68,893
Total current liabilities	241,735	94,055
NONCURRENT LIABILITIES:
Lease liability, noncurrent	20,141	—
Deferred revenue, noncurrent	182,730	114,293
Other noncurrent liabilities	608	—
Total noncurrent liabilities	203,479	114,293
TOTAL LIABILITIES	445,214	208,348
COMMITMENTS AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 or 2018	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 71,573,196 and 68,210,742 shares issued and outstanding at December 31, 2019 and 2018, respectively	7	7
Additional paid-in capital	677,504	605,495
Accumulated deficit	(525,316)	(404,809)
Total stockholders’ equity	152,195	200,693
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$597,409	$409,041
The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Revenue	$23,904	$6,176	$1,030
Operating expenses:
Research and development	109,339	45,711	35,888
General and administrative	42,751	21,685	16,838
Litigation expense	—	29,132	9,043
Total operating expenses	152,090	96,528	61,769
Loss from operations	(128,186)	(90,352)	(60,739)
Other income (expense):
Interest income	7,537	2,102	539
Interest expense	(3)	(603)	—
Other income (expense)	193	—	—
Total other income, net	7,727	1,499	539
Net loss	(120,459)	(88,853)	(60,200)
Dividends on redeemable convertible preferred stock	—	—	(10,111)
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	—	—	(6,144)
Deemed dividend on conversion of redeemable convertible preferred stock	—	—	(3,837)
Net loss attributable to common stockholders	$(120,459)	$(88,853)	$(80,292)
Net loss per share attributable to common stockholders – basic and diluted	$(1.76)	$(1.60)	$(3.66)
Weighted average common shares outstanding – basic and diluted	68,428,046	55,616,092	21,917,415
The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE – January 1, 2017	—	—	20,753,001	2	296,962	(255,756)	41,208
Issuance of redeemable convertible preferred stock, net of issuance costs of $750	700,000	69,250	—	—	—	—	—
Issuance of common stock from public offering, net of underwriters' commissions and offering costs of $3,221	—	—	6,571,428	1	42,778	—	42,779
Beneficial conversion feature, redeemable convertible preferred stock	—	(6,144)	—	—	6,144	—	6,144
Deemed dividend, beneficial conversion feature, and redeemable convertible preferred stock	—	6,144	—	—	(6,144)	—	(6,144)
Accretion of share issuance costs on redeemable convertible preferred stock	—	750	—	—	(750)	—	(750)
Dividends declared, redeemable convertible preferred stock	55,124	9,361	—	—	(9,361)	—	(9,361)
Conversion of redeemable convertible preferred stock	(755,124)	(79,361)	24,206,663	2	79,359	—	79,361
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	—	—	107,523	—	290	—	290
Vesting of restricted common stock	—	—	10,000	—	—	—	—
Settlement of restricted stock for tax withholding	—	—	(3,774)	—	(11)	—	(11)
Stock-based compensation expense	—	—	—	—	7,770	—	7,770
Net loss	—	—	—	—	—	(60,200)	(60,200)
BALANCE – December 31, 2017	—	—	51,644,841	5	417,037	(315,956)	101,086
Proceeds from issuance of common stock from public offering, net of underwriters' commissions and offering costs of $330	—	—	8,832,565	1	107,769	—	107,770
Issuance of common stock to Alnylam Pharmaceuticals, Inc.	—	—	983,208	—	10,315	—	10,315
Issuance of common stock to collaboration partners	—	—	6,250,019	1	60,411	—	60,412
Exercise of warrants to purchase common stock	—	—	45,710	—	49	—	49
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	—	—	448,173	—	2,061	—	2,061
Vesting of restricted common stock	—	—	10,000	—	—	—	—
Settlement of restricted stock for tax withholding	—	—	(3,774)	—	(35)	—	(35)
Stock-based compensation expense	—	—	—	—	7,888	—	7,888
Net loss	—	—	—	—	—	(88,853)	(88,853)
BALANCE – December 31, 2018	—	—	68,210,742	7	605,495	(404,809)	200,693

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (CONTINUED)
(in thousands, except share data)

	REDEEMABLE CONVERTIBLE PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
BALANCE – December 31, 2018	—	—	68,210,742	7	605,495	(404,809)	200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	—	—	1,082,472	—	7,402	—	7,402
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	—	—	18,779	43	18,822
Issuance of common stock to collaboration partners	—	—	2,279,982	—	45,828	—	45,828
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	—	—	(91)	(91)
Net loss	—	—	—	—	—	(120,459)	(120,459)
BALANCE – December 31, 2019	—	—	71,573,196	7	677,504	(525,316)	152,195

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(120,459)	$(88,853)	$(60,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash litigation expense	—	10,315	—
Stock-based compensation expense	18,822	7,888	7,770
Depreciation and amortization expense	1,254	774	778
Amortization of premium on investments	(3,559)	(1,126)	(169)
Lease expense	2,747	—	—
Other	(191)	12	51
Changes in operating assets and liabilities:
Litigation settlement payable	(10,500)	10,500	—
Deferred revenue	211,803	173,916	9,270
Prepaid expenses and other assets	(3,856)	532	(1,459)
Accounts payable	2,067	(1,217)	626
Contract receivables	(100,354)	(100,000)	—
Withholding tax receivable	—	1,583	(1,583)
Accrued expenses and other liabilities	9,487	3,974	(411)
Lease liability	(8,966)	—	—
Other	1,013	—	—
Net cash (used in) provided by operating activities	(692)	18,298	(45,327)
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	418,000	81,000	70,000
Purchases of held-to-maturity investments	(362,120)	(283,372)	(89,719)
Purchases of property and equipment	(6,349)	(359)	(133)
Net cash provided by (used in) investing activities	49,531	(202,731)	(19,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriters’ commissions	—	108,099	43,225
Payments of common stock offering costs	(50)	(703)	(23)
Proceeds from issuance of redeemable convertible preferred stock	—	—	70,000
Redeemable convertible preferred stock issuance costs	—	—	(750)
Proceeds from issuance of common stock to collaboration partners	45,828	60,412	—
Proceeds from exercises of common stock warrants, stock options, and issuances under Employee Stock Purchase Plan	7,110	2,110	290
Settlement of restricted stock for tax withholding	—	(35)	(11)
Net cash provided by financing activities	52,888	169,883	112,731

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	101,727	(14,550)	47,552
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of year	54,983	69,533	21,981
CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS – End of year	$156,710	$54,983	$69,533

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES:
Right-of-use assets acquired through operating leases	$25,725	$—	$—
NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$727	$1,648	$15
NONCASH FINANCING ACTIVITIES:
Right-of-use assets acquired through finance leases	$193	$—	$—
Conversion of redeemable convertible preferred stock into common stock	$—	$—	$79,361
Dividends on redeemable convertible preferred stock	$—	$—	$10,111
Deemed dividend related to beneficial conversion feature of redeemable convertible preferred stock	$—	$—	$6,144
Deemed dividend on conversion of redeemable convertible preferred stock	$—	$—	$3,837
Common stock offering costs included in accounts payable or accrued expenses	$—	$50	$423
The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	DECEMBER 31,
	2019	2018	2017
Cash and cash equivalents	$152,816	$54,239	$68,789
Restricted cash equivalents	3,894	744	744
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$156,710	$54,983	$69,533
The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS
Business
Dicerna™ Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and headquartered in Lexington, Massachusetts, is a biopharmaceutical company using ribonucleic acid (“RNA”) interference (“RNAi”) to develop medicines that silence genes that cause or contribute to disease. The Company’s proprietary GalXC™ technology is being applied to develop what we believe will be potent, selective, and safe RNAi therapies to treat diseases involving the liver, including rare diseases, chronic liver diseases, cardiometabolic diseases, and viral infectious diseases. As we further enhance our GalXC technology, we aim to extend our focus beyond the liver to include central nervous system diseases and diseases involving other bodily tissues. Dicerna aims to treat disease by addressing the underlying causes of illness to address a broad range of diseases, focusing on target genes where connections between gene and disease are well understood and documented. Dicerna intends to discover, develop, and commercialize novel therapeutics either on its own or in collaboration with pharmaceutical partners. Dicerna has strategic collaborations with Novo Nordisk A/S (“Novo”), F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”).
Liquidity
The Company had cash, cash equivalents, and held-to-maturity investments of $348.9 million as of December 31, 2019. The Company believes that its current cash, cash equivalents, and held-to-maturity investments as of December 31, 2019 will be sufficient to fund the execution of its current clinical and operating plan into 2023. This estimate assumes no new funding from additional collaboration agreements or from external financing events and no significant unanticipated changes in costs and expenses.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. The Company believes that the financial statements as presented reflect all normal recurring adjustments necessary for a fair statement of the information for the periods presented. All intercompany balances and transactions have been eliminated in consolidation.
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
Restricted cash equivalents
Restricted cash equivalents are money market funds held in collateral accounts that are restricted to secure letters of credit for corporate lease activity. The letters of credit are required to be maintained throughout the terms of the leases.

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
The Company’s investment policy mandates that, at the time of purchase, the maturity of each investment within its portfolio shall not exceed two years. In addition, the weighted‑average maturity of the investment portfolio must not exceed one year.
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
The Company’s revenues for the years ended December 31, 2019 and 2018 are primarily related to the Company’s collaboration agreements which are concentrated among a few collaboration partners. For the year ended December 31, 2017, all of the Company’s revenue related to one collaboration agreement. All revenues recognized by the Company to date were earned in the United States. Refer to Note 8 – Collaborative Research and License Agreements for composition of significant collaboration relationships.
The Company had $200.4 million and $100.0 million of contract receivables at December 31, 2019 and December 31, 2018, respectively. The balance of contract receivables at December 31, 2019 was primarily related to the non-refundable upfront payment due to the Company in connection with the Roche collaboration agreement. At December 31, 2018, the balance of the Company’s contract receivables was solely related to the non-refundable upfront payment due to the Company in connection with the Lilly collaboration agreement (see Note 8 – Collaborative Research and License Agreements).
The Company does not currently own or operate any manufacturing facilities for the production of preclinical, clinical, or commercial quantities of any of its product candidates. For each product candidate, the Company currently contracts with manufacturers and expects to continue to do so to meet the preclinical and clinical requirements of its product candidates.
Fair Value Measurements
Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumption, the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – observable inputs, such as quoted prices in active markets;

•	Level 2 – inputs other than the quoted prices in active markets that are observable either directly or indirectly; and

•	Level 3 – unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.

Property and equipment
Property and equipment are stated at cost. Major betterments are capitalized, whereas expenditures for maintenance and repairs which do not improve or extend the life of the respective assets are charged to operations as incurred. Depreciation is calculated and applied using the straight-line method over the estimated useful lives, as shown below:

ASSET CATEGORY	ESTIMATED USEFUL LIVES
Laboratory equipment	5 years
Office and computer equipment	3 - 5 years
Furniture and fixtures	5 years
Leasehold improvements	5 years or the remaining term of lease, if shorter
Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation and amortization expense is recorded related to construction-in-process until the relevant assets are completed and put into use. At December 31, 2019, the balance of construction-in-process includes costs associated with laboratory equipment under installation.
Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value of the related asset. During the years ended December 31, 2019, 2018, and 2017, no impairments were recorded.
Leases
On January 1, 2019, the Company adopted the new lease standard, ASC 842, Leases, discussed below under the heading “Recent accounting pronouncements,” which is intended to increase transparency and comparability among organizations by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The most significant change arising from the new standard is the recognition of right-of-use (“ROU”) assets and lease liabilities for leases classified as operating leases. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases.
The Company elected the package of three practical expedients that permitted an entity not to (a) reassess whether expired or existing contracts contain leases, (b) reassess lease classification for existing or expired leases, and (c) consider whether previously capitalized initial direct costs would be appropriate under the new standard. In adopting ASC 842, the Company elected not to bifurcate payments between lease and nonlease components associated with leases for office and laboratory real estate.
The Company determines if an arrangement is a lease at inception. Leases with a term greater than one year are presented on the balance sheet as ROU assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize leases with terms of one year or less on its balance sheet. At the commencement date, operating lease liabilities and their corresponding ROU assets are recorded based on the present value of future lease payments over the expected lease term. Certain adjustments to the ROU asset may be required for items such as initial direct costs paid or incentives received. Operating lease cost is recognized over the expected term on a straight-line basis.
The Company determines the expected term for its operating leases considering the noncancelable period of the lease, plus any additional periods covered by either (a) a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or (b) an option to extend (or not to terminate) the lease controlled by the lessor.
Segment and geographic information
Operating segments are defined as components (business activity from which it earns revenue and incurs expenses) of an enterprise about which discrete financial information is available and regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company, through its Chief Executive Officer in his role as chief operating decision maker, views Company operations and manages the business as one operating segment. All long-lived assets of the Company are located in the United States.

Research and development costs
Research and development costs consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facility expenses and overhead expenses, and other external expenses. Research and development costs are expensed as incurred and were $109.3 million, $45.7 million, and $35.9 million for the years ending December 31, 2019, 2018, and 2017, respectively. Research and development costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.
Grants and credits
The Company sometimes receives assistance from third-party entities such as governmental or non-profit agencies. When assistance is received from a governmental entity, the Company first determines whether the payment represents revenue by considering factors such as whether a commercial purpose exists for the payments and whether the required activity to qualify for the assistance relates to the Company’s ongoing activities. If the Company concludes that the assistance is revenue, the Company applies Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. If the assistance is in the form of an income tax credit, the Company applies the guidance in ASC 740, Income Taxes. When the Company determines that the assistance is not revenue and does not fall within the scope of ASC 740, it applies International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Typically, government grants may be considered related to assets or related to income. The Company generally records grants from governmental and non-profit agencies related to income as a reduction in research and development expense. Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Grant payments received related to research and development costs incurred prior to the approval of the qualifying program are recognized immediately upon approval of the program by the grantor.
Revenue recognition
The Company generates revenue from research collaboration and license agreements with customers. Goods and services in the agreements may include the grant of licenses for the use of the Company’s technology, the provision of services associated with the research and development of product candidates, manufacturing services, and participation on joint steering committees. Such agreements may provide for consideration to the Company in the form of upfront payments; funding or reimbursement of research and development services; reimbursement of certain costs; option exercise payments; payments due upon the achievement of research, development, regulatory, and commercial-based milestones; and royalty payments on licensed products.
On January 1, 2018, the Company adopted the new revenue recognition standard, discussed below under the heading “Recent accounting pronouncements,” which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition. The new revenue standard applies to all contracts with customers except for contracts that are within the scope of other standards. The new guidance provides a five-step framework through which revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company concludes are within the scope of the new revenue recognition standard, management performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price, including whether there are any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. At contract inception, once a contract is determined to be within the scope of the new revenue standard, Dicerna assesses whether individual goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods or services until a distinct bundle is identified. Dicerna allocates the transaction price (the amount of consideration to which the Company expects to be entitled in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which Dicerna expects to be entitled at each measuring period.
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
The Company applies judgment in determining whether a combined performance obligation is satisfied at a point in time or over time, and, if over time, concluding upon the appropriate method of measuring progress to be applied for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, as estimates related to the measure of progress change, related revenue recognition is adjusted accordingly. Changes in the Company’s estimated measure of progress are accounted for on a cumulative catch-up basis as a change in accounting estimate and are recorded through earnings in the period of adjustment.
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
Options: Customer options, such as options granted to allow a licensee to choose to research and develop additional product candidates or reserve product candidates against target genes to be identified in the future, or options that allow a customer to designate a target as a lead product, are evaluated at contract inception in order to determine whether those options provide a material right (i.e., an optional good or service offered for free or at a discount) to the customer. If the customer option represents a material right, the material right is treated as a separate performance obligation at the outset of the arrangement. The Company allocates the transaction price to material rights based on the standalone selling price, and revenue is recognized when or as the future goods or services are transferred or when the option expires. Customer options that are not material rights do not give rise to separate performance obligations, and as such, the additional consideration that would result from a customer exercising an option in the future is not included in the transaction price for the current contract. Instead, the option is deemed a marketing offer, and additional option fee payments are recognized or begin being recognized as revenue when the licensee exercises the option. The exercise of an option that does not represent a material right is treated as a separate contract for accounting purposes.
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
Stock-based compensation
The Company’s stock-based compensation cost is measured at the grant date of the stock-based award based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the expected volatility based on comparable market participants, expected term of the option, risk-free interest rate, and expected dividends.
Income taxes
The Company records deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the Company’s financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. A valuation allowance is provided to reduce the net deferred tax assets to the amount that will more likely than not (more than 50 percent) be realized.

The Company also assesses the probability that the positions taken or expected to be taken in its income tax returns will be sustained by taxing authorities. A “more likely than not” recognition threshold must be met before a tax benefit can be recognized. Tax positions that are more likely than not to be sustained are reflected in the Company’s consolidated financial statements. Tax positions are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The difference between the benefit recognized for a position and the tax benefit claimed on a tax return is referred to as an unrecognized tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense.
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

	DECEMBER 31,
	2019	2018	2017
Options to purchase common stock	12,467,150	7,787,690	6,124,096
Warrants to purchase common stock	2,198	2,198	87,901
Nonvested restricted common stock	—	—	10,000
Total	12,469,348	7,789,888	6,221,997
Recent accounting pronouncements
The following table provides a description of the recent accounting pronouncements that had a material effect on the Company’s consolidated financial statements or disclosures:

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
Recently Adopted Accounting Standards
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

Standard	Description	Effective Date for Company	Effect on the Consolidated Financial Statements
ASU 2016-02, Leases (Topic 842)
This ASU supersedes existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows entities to initially apply the new lease guidance at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
January 1, 2019
The Company adopted ASU 2016-02 on January 1, 2019 and elected the package of three practical expedients that permitted an entity to (a) not reassess whether expired or existing contracts contain leases, (b) not reassess lease classification for existing or expired leases, and (c) not consider whether previously capitalized initial direct costs would be appropriate under the new standard. In addition, the Company has elected to combine lease and non-lease components for certain classes of assets as a single component and not to recognize leases on the balance sheet with an initial term of one year or less.

Upon adoption, the Company recorded ROU assets of $2.7 million and lease liabilities of $2.8 million. Comparative periods prior to adoption have not been retrospectively adjusted. Initial implementation of the standard did not have a material impact on the statement of operations or statement of cash flows.

Change in accounting principle
In May 2014, the FASB issued ASC 606. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Effective January 1, 2018, the Company adopted ASC 606 using the full retrospective method, which required the Company to recast the prior reporting periods presented.
The Company recast its consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Select Consolidated Statement of Operations line items, which reflect the impact of the adoption of ASC 606, are as follows:

	YEAR ENDED DECEMBER 31, 2017
	AS REPORTED	ADJUSTMENTS	AS ADJUSTED
Revenue arrangements	$1,182	$(152)	$1,030
Loss from operations	$(60,587)	$(152)	$(60,739)
Net loss	$(60,048)	$(152)	$(60,200)
Net loss attributable to common stockholders	$(80,140)	$(152)	$(80,292)
The adoption of ASC 606 did not have an impact on net loss per share attributable to common stockholders for any period presented.
Select Consolidated Balance Sheet line items, which reflect the adoption of ASC 606, are as follows:

	DECEMBER 31, 2017
	AS REPORTED	ADJUSTMENTS	AS ADJUSTED
Prepaid expenses and other current assets	$3,297	$118	$3,415
Current portion of deferred revenue	$6,000	$180	$6,180
Deferred revenue, net of current portion	$3,000	$90	$3,090
Accumulated deficit	$(315,804)	$(152)	$(315,956)
The adoption of ASC 606 did not have an impact on net cash used in operating, investing, or financing activities in the Company’s Consolidated Statements of Cash Flows.

3.    HELD-TO-MATURITY INVESTMENTS
The following tables provide information relating to the Company’s held-to-maturity investments:

	DECEMBER 31, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$196,065	$160	$(6)	$196,219

	DECEMBER 31, 2018
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$248,387	$—	$(43)	$248,344
4.    FAIR VALUE MEASUREMENTS
A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis is presented below:

	DECEMBER 31, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$152,903	$152,903	$—	$—
Held-to-maturity investments
U.S. Treasury securities	196,219	—	196,219	—
Restricted cash equivalents
Money market funds	3,894	3,894	—	—
Total	$353,016	$156,797	$196,219	$—

	DECEMBER 31, 2018
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$44,886	$44,886	$—	$—
Held-to-maturity investments
U.S. Treasury securities	248,344	—	248,344	—
Restricted cash equivalents
Money market funds	744	—	744	—
Total	$293,974	$44,886	$249,088	$—
The Company’s cash equivalents and restricted cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of December 31, 2019 and 2018.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy, because the inputs to the fair value measurement are valued using observable inputs as of December 31, 2019 and 2018. The Company’s policy is to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during any of the periods presented.
As of December 31, 2019 and 2018, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

The litigation settlement payable at December 31, 2018 represents the remaining cash obligation payable to Alnylam (see Note 15) under the terms of the Settlement & Release Agreement executed between the parties on April 28, 2018 (“Settlement Agreement”). The litigation settlement payable was recorded as the present value of the future cash payments to be made by the Company under the terms of the Settlement Agreement. As the present value of the litigation settlement payable was determined using market rates based on the nature of the obligation and the Company’s creditworthiness, the carrying value approximates the fair value.
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	DECEMBER 31,
	2019	2018
Prepaid clinical, contract research, and manufacturing costs	$4,288	$1,419
Interest receivable and other current assets	1,733	815
Prepaid insurance	583	341
Prepaid rent	—	245
Other	330	68
Prepaid expenses and other current assets	$6,934	$2,888
6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	DECEMBER 31,
	2019	2018
Laboratory equipment	$9,147	$4,607
Office and computer equipment	2,425	1,021
Furniture and fixtures	1,569	479
Leasehold improvements	257	257
Construction-in-process	238	1,661
Property and equipment, at cost	13,636	8,025
Less: accumulated depreciation and amortization expense	(6,560)	(5,307)
Property and equipment, net	$7,076	$2,718
Depreciation and amortization expense was $1.3 million, $0.8 million and $0.8 million for the years ended December 31, 2019, 2018, and 2017.
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
	2019	2018
Accrued clinical, contract research, and manufacturing costs	$10,347	$3,960
Accrued compensation and other employee-related benefits	7,298	3,684
Accrued professional fees	1,519	1,693
Other accrued expenses and current liabilities	878	312
Accrued expenses and other current liabilities	$20,042	$9,649

8.    COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS
Novo collaboration and share purchase agreements
Background
On November 15, 2019, Dicerna and Novo entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”). Under the terms of the Novo Collaboration Agreement, the Company and Novo will seek to use the Company’s proprietary GalXC™ RNAi platform (“GalXC™”) technology to progress novel therapies for the treatment of liver-related cardiometabolic diseases towards clinical development and commercialization.
Under the Novo Collaboration Agreement, the Company and Novo plan to explore more than 30 gene targets associated with liver disease with the goal of delivering multiple clinical candidates for disorders including chronic liver disease, non-alcoholic steatohepatitis (“NASH”), type 2 diabetes, obesity, and rare diseases. The Company will conduct and fund discovery and preclinical development to clinical candidate selection for each liver cell target. Novo will be responsible for all further development and commercialization of each candidate selected for development, with the Company manufacturing clinical candidates selected for Phase 1 related clinical development, subject to reimbursement for its manufacturing costs. In addition, the Company will assist Roche with the Investigational New Drug (“IND”) filing for the first development candidate. The Company also retains the ability to opt in to co-development of a total of two programs during clinical development in Phases 1-3, subject to limitations in the event of a change in control. If the Company exercises the co-development option, it also has an option to co-promote the products in the United States, subject to limitations in the event of a change in control of the Company. Additionally, the Company may lead the development and commercialization of two programs targeting orphan liver diseases, with Novo retaining the ability to opt in to both programs in Phases 1-3. The Company and Novo will share profit and loss for the Company’s orphan liver and Novo products should both parties elect to co-develop.
The Novo Collaboration Agreement provides that the Company will work exclusively with Novo during the research collaboration period on the discovery, research, development, and commercialization of hepatocyte targets not otherwise subject to the Company’s existing partnerships and that Novo will, during a specified discovery period, work exclusively with the Company in any new research and development of compounds and products directed to collaboration targets using small interfering RNA (“siRNA”) conjugated to the sugar N-acetyl-D-galactosamine (“GalNAc”) to reduce the expression of specific target genes in the liver. Under the Novo Collaboration Agreement, the Company will provide Novo with exclusive and non-exclusive licenses and manufacturing support to enable Novo to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Novo Collaboration Agreement, Novo paid the Company an upfront payment of $175.0 million, subject to delivery of target information, in January 2020. The Company is also eligible to receive an additional $75.0 million ($25.0 million at the end of each of the first three years of the Novo Collaboration Agreement), contingent upon the Company delivering GalXC™ molecules for a defined number of targets, and additional payments totaling up to approximately $357.5 million per target upon achievement of specified development, regulatory, and commercial milestones. In addition, the Novo Collaboration Agreement provides that Novo will pay to the Company up to mid-single-digits to mid-teens royalties on product sales on a country by-country and product-by-product basis until the later of 10 years after the date of first commercial sale of each product in such country, expiration of specified patent rights in such country, or the expiration of specified regulatory exclusivity in such country for GalXC products, subject to royalty step-down provisions set forth in the agreement.
In connection with the Novo Collaboration Agreement, the Company and Novo entered into the Novo Share Issuance Agreement on November 15, 2019, pursuant to which the Company agreed to issue to Novo 2,279,982 shares (the “Novo Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a purchase price of $21.93 per share, for an aggregate purchase price of approximately $50.0 million.
Accounting Analysis
The Novo Collaboration Agreement and the Novo Share Issuance Agreement (collectively, “the Novo Agreements”) were executed on the same date and negotiated as a package. Management therefore concluded that the Novo Agreements are to be combined for accounting purposes and concluded that Novo is a customer in this arrangement pursuant to the guidance under ASC 606.
The Company identified contract promises under the agreement for the license of intellectual property and know-how rights for selected gene targets and research and development services to develop a clinical candidate for each selected gene target, including manufacturing activities. The Company may also be required to provide research and development services for an unspecified number of targets, with the goal of the collaboration being to develop clinical candidates for each of the selected gene targets. The Company determined that the license and research and development services were not capable of being distinct or distinct within the context of the contract. The research and development services to be provided by Dicerna are specialized in nature, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates. In addition, there is an interdependent relationship between the contract promises. As such, the Company concluded that there is a single identified combined performance obligation consisting of a license and research and development services.
The Company may be required to perform certain additional services after Novo’s nomination of a development candidate. These services include manufacturing activities through the approval of an IND application for a development candidate, research and development activities to support the filing of an IND application for the first development candidate, and other development services to support Novo’s development activities related to any development candidates. The Company will be reimbursed by Novo for these additional services. Because the provision of these additional goods and services are conditional on Novo electing to nominate a development candidate, the Company has concluded that these goods and services represent customer options and are not considered performance obligations.
The total transaction price for the Novo Agreements is $254.2 million, consisting of the total $175.0 million upfront compensation, $75.0 million (payable in three equal annual payments of $25.0 million), and a $4.2 million premium on the sale of shares under the Novo Share Issuance Agreement. The Company applied equity accounting guidance to measure the $45.8 million recorded in equity upon the issuance of the shares. The upfront payment of $175.0 million was payable to the Company upon the delivery of a bioinformatics package and mapping plan for at least one of the initial targets selected by Novo, and therefore, the Company has concluded that such payment represents variable consideration. The Company views the delivery of the bioinformatics package and mapping plan as akin to achieving a milestone. Because the Company has experience with providing bioinformatics and mapping information, it concluded that such amount does not need to be constrained and has included the $175.0 million in the transaction price. The $75.0 million in additional payments is contingent on the Company providing a certain number of mapped targets per year. If the Novo Collaboration Agreement is terminated prior to the third anniversary of its effective date, the Company is entitled to 80% of the outstanding and unearned annual payments. Pursuant to ASC 606, for the purpose of determining the transaction price, the Company assumed that the mapped targets will be delivered and that the contract will not be canceled. The Company also has experience with mapping targets, and therefore, concluded that such amount does not need to be constrained. Accordingly, the Company will include the $75.0 million of additional payments in the transaction price.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential preclinical, development, and regulatory milestone payment under this agreement, which is considered variable consideration, was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period, and as uncertain events are resolved or other changes in circumstances occur, and adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time, as the Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
No revenue was recognized under the Novo Collaboration Agreement during the year ended December 31, 2019. The Company was required to deliver a bioinformatics package and mapping plan to Novo prior to receiving payment of the $175.0 million upfront payment. The Company commenced and completed delivery of the bioinformatics package in January 2020. Therefore, no contract asset or contract liability related to the $175.0 million upfront payment was recorded as of December 31, 2019. The aggregate amount of the equity transaction that was allocated to the revenue element of the arrangement as of December 31, 2019 relates to the Company’s wholly unsatisfied performance obligation, and is recorded as a contract liability presented in deferred revenue at December 31, 2019. Of the $4.2 million recorded in deferred revenue, $0.8 million is included in the current portion of deferred revenue. As of December 31, 2019, the Company expected to recognize revenue over the five-year research term, which may be extended for up to two years.
Roche collaboration agreement
Background
On October 30, 2019, the Company and Roche entered into a Collaboration and License Agreement (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, the Company and Roche will seek to progress RG6346 (formerly DCR-HBVS), the Company’s investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization as well as provide an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of hepatitis B virus (“HBV”).
The Roche Collaboration Agreement requires that Dicerna completes the ongoing Phase 1 clinical trial, along with additional Phase 1 cohorts that were requested by Roche, who will reimburse the Company for the cost of the additional cohorts, after which Roche will lead the development and commercialization of the RG6346 program. Roche also has until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche which are intended primarily to treat HBV. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Roche Collaboration Agreement provides that the Company and Roche’s research and early development organization will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company will provide Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Roche Collaboration Agreement, Roche paid the Company a non-refundable upfront payment of $200.0 million in January 2020. The Company is also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones. In addition, the Roche Collaboration Agreement provides that Roche will pay to the Company up to mid-teens percent royalties on product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing RG6346 in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, the Company has an option to co-fund the development of products under the agreement and, if exercised, receive high twenties to mid-thirties royalty rates on the net sales of products in the United States. If the Company exercises the co-funding option, it shall also have an option to co-promote products containing RG6346 in the United States.
Accounting Analysis
The Company concluded that Roche is a customer in this arrangement pursuant to the guidance under ASC 606. The Company identified contract promises under the agreement for (i) the license of intellectual property and know-how rights related to the lead compound, (ii) research and development services to complete the Phase 1 study associated with the lead compound, (iii) lead compound transfer activities, (iv) manufacturing of clinical supply for the lead compound Phase 1 study, and (v) Roche’s option to receive additional goods and services related to the research and development collaboration. The Company determined that the Roche Collaboration Agreement contains two performance obligations consisting of: (i) a combined performance obligation that includes a license, related development and manufacturing services to complete the Phase 1 study, and manufacturing obligations through the completion of the Phase 1 study related to the lead compound, and (ii) a material right to enter into a research and development collaboration to develop additional targets. While evaluating contract promises to determine whether each was capable of being distinct and distinct within the context of the contract, management considered the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that the promises of the license and research and development services related to the lead compound were not distinct from each other. Accordingly, these promises were combined into one performance obligation. Upon Roche’s exercise of its option to enter into the research and development collaboration for which no additional consideration will be received, Roche has the right to nominate up to five additional targets. To enter the research and development collaboration, Roche is required to nominate three targets (each, a “Selected Target”) prior to December 31, 2020. For each target, Roche will receive a license to the Selected Target, for which the Company will perform research services through clinical candidate selection. The Company is not required to perform services on more than three Selected Targets at any time. Roche also has the right to replace up to three Selected Targets if a clinical candidate cannot be identified during the research term.
The total transaction price for the Roche Collaboration Agreement is $204.5 million, consisting of the upfront payment of $200.0 million and the estimated reimbursement from Roche related to the additional cohorts. The Company used the most likely amount method to estimate the amount of reimbursement, which was considered variable consideration, from Roche related to the additional cohorts. As reimbursement will be made as the Company performs the related services, the Company concluded that such amount does not need to be constrained, and therefore, included the full amount of the estimated reimbursement by Roche in the transaction price.
The Company also estimated that the most likely amount for each potential development and regulatory milestone payment under this agreement, which was considered variable consideration, was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price.

Management will re-evaluate the transaction price at the end of each reporting period, and as uncertain events are resolved or other changes in circumstances occur, and adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The Company allocated the fixed consideration of $204.5 million included in the transaction price to the performance obligations on a relative standalone selling price basis. The Company estimated the standalone selling price for the lead compound performance obligation using the adjusted market assessment approach, whereby the Company adjusted comparable third-party transactions to reflect the stage of development of the Company’s asset. To determine the estimated standalone selling price of the material right, the Company estimated the standalone selling price of the underlying performance obligations included in the material right and estimated the probability of Roche exercising such underlying performance obligations. The Company concluded that the research and development collaboration material right contains (i) five material rights to receive a Selected Target license and related research and development services, and (ii) three material rights to receive a replacement Selected Target license and related research and development services. The variable consideration related to the reimbursement from Roche for the additional Phase 1 cohorts and any milestones and royalties that are achieved will be allocated specifically to the lead compound performance obligation, as this variable consideration relates specifically to the Company’s satisfaction of the lead compound performance obligation and such allocation has been determined to be consistent with the allocation objective of ASC 606.
Revenue associated with the lead compound performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time, as the Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services. The transaction price allocated to the research and development collaboration material right will be recognized based on the timing of recognition of the underlying performance obligations that comprise the material right, or upon expiry of the material right if such right is not exercised.
No revenue was recognized under the Roche Collaboration Agreement during the year ended December 31, 2019, as activities under the arrangement had not yet commenced. The aggregate amount of the consideration received and the amount billed under the arrangement that were allocated to the revenue element of the arrangement as of December 31, 2019 relates to the Company’s wholly unsatisfied performance obligation. At December 31, 2019, this $200.0 million amount is recorded as a contract liability presented in deferred revenue, of which $118.1 million is included in the current portion of deferred revenue and is primarily associated with completion of our Phase 1 study of RG6346. As of December 31, 2019, the Company expected to recognize the balance of deferred revenue during the estimated three-year research term, which may be extended for up to two years.
Lilly collaboration and share purchase agreements
Background
On October 25, 2018, the Company entered into a Collaboration and License Agreement (the “Lilly Collaboration Agreement”) with Lilly for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegeneration, and pain. Under the terms of the Lilly Collaboration Agreement, the Company and Lilly will seek to use the Company’s proprietary GalXC RNAi technology platform (the “GalXC platform”) to progress new drug targets toward clinical development and commercialization. In addition, the Company and Lilly will collaborate to extend the GalXC platform technology to non-liver (i.e., non-hepatocyte) tissues, including neural tissues.
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
Under the terms of the Lilly Collaboration Agreement, Lilly agreed to pay the Company a non-refundable upfront payment of $100.0 million. The Company is also eligible to receive up to $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment, which will become due for each of the non-hepatocyte targets when a product candidate achieves proof of principle in an animal model. In addition, the Company is eligible to earn mid-single to low-double digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. Simultaneously with the entry into the Lilly Collaboration Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Issuance Agreement”), pursuant to which Lilly purchased 5,414,185 shares of the Company’s common stock at $18.47 per share, for an aggregate purchase price of $100.0 million. Management concluded that the Lilly Share Issuance Agreement is to be combined with the Lilly Collaboration Agreement (together, the “Combined Agreements”) for accounting purposes. Of the total $200.0 million upfront compensation, the Company applied equity accounting guidance to measure the $51.3 million recorded in equity upon the issuance of the shares, and $148.7 million was identified as the transaction price allocated to the revenue arrangement.
Accounting Analysis
The Company concluded that Lilly is a customer in this arrangement, and as such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified contract promises under the Combined Agreements for licenses of intellectual property and know-how rights, associated research and development services for targets and for the extension of the GalXC platform, and participation on a joint steering committee. The Company determined that the contract promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that there was a single identified combined performance obligation.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development milestone payment under this agreement, which is considered variable consideration, was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period, and as uncertain events are resolved or other changes in circumstances occur, and adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
The Company began recognizing revenue under the Lilly Collaboration Agreement during the year ended December 31, 2019, of which $13.1 million had been recognized to the accompanying consolidated statement of operations. The amount of the Company’s partially unsatisfied performance obligation, recorded as a contract liability presented in deferred revenue at December 31, 2019 and 2018, is $135.5 million and $148.7 million, respectively, of which $63.2 million and $54.0 million, respectively, is included in the current portion of deferred revenue. As of December 31, 2019, the Company expected to recognize this amount over the remaining research term of the agreement, which is expected to extend through the second quarter of 2022.
Alexion collaboration and share purchase agreements
Background
On October 22, 2018, the Company and Alexion entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”). The Alexion Collaboration Agreement is for the joint discovery and development of RNAi therapies for complement-mediated diseases. Under the terms of the Alexion Collaboration Agreement, the Company and Alexion will collaborate on the discovery and development of subcutaneously delivered GalXC candidates, currently in preclinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. The Company will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. The Company will be responsible for manufacturing the GalXC candidates through the completion of Phase 1, and certain related costs will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1. The Alexion Collaboration Agreement provides Alexion with exclusive worldwide licenses as well as development and commercial rights to the GalXC RNAi molecules developed in the collaboration in exchange for development- and approval-related milestones, sales milestones, and mid-single to low-double digit royalties on future product sales.
Under the terms of the Alexion Collaboration Agreement, Alexion agreed to pay the Company a non-refundable upfront payment of $22.0 million. The Alexion Collaboration Agreement also provides for potential additional payments to the Company of up to $600.0 million from proceeds from target option exercises and development and sales milestones, as defined in the agreement, which includes: (i) option exercise fees of up to $20.0 million, representing $10.0 million for each of the targets selected; (ii) development milestones of up to $105.0 million for each product; and (iii) aggregate sales milestones of up to $160.0 million. Under the agreement, Alexion also agreed to pay to the Company mid-single to low-double digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
Simultaneously with the entry into the Alexion Collaboration Agreement, the Company and Alexion Pharmaceuticals entered into a Share Purchase Agreement (the “Alexion Share Issuance Agreement”), pursuant to which Alexion Pharmaceuticals purchased 835,834 shares of the Company’s common stock at $17.95 per share at issuance, for an aggregate purchase price of $15.0 million. Management concluded that the Alexion Share Issuance Agreement is to be combined with the Alexion Collaboration Agreement (together, the “Alexion Agreements”) for accounting purposes. With respect to the $15.0 million of cash received upon issuance of the shares, the Company applied equity accounting guidance to measure the $9.1 million recorded in equity upon the issuance of the shares, and the remaining $5.9 million was included as a component of the transaction price attributable to the revenue arrangement.
Accounting Analysis
The Company concluded that Alexion is a customer in this arrangement, and as such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified the following promises under the arrangement: (i) the grant of licenses of intellectual property and know-how rights; (ii) the option to select additional targets; (iii) the option to perform validation testing on additional targets; (iv) associated research and development services for the initial and, as applicable, additional targets; and (v) participation in the joint steering committee. The Company concluded that the research and development services were not capable of being distinct from the research and development licenses, and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. The Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion cannot currently benefit from the granted license on its own or together with other resources that are readily available to Alexion, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. The Company also concluded that, while participation on the joint steering committee was capable of being distinct, participation is not distinct from the research and development services within the context of the contract, as they are both inputs to the combined output of a target that successfully achieves IND approval. This is highlighted as an indicator in Accounting Standards Codification (“ASC”) 606, Contracts with Customers, that a significant integration service is being provided. As a result, the combination of the license of intellectual property together with the provision of research and development services and participation on the joint steering committee together represent the highest level of goods and services that can be deemed distinct.
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
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development milestone payment beyond the three initial research program milestones under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, such milestones were excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period, and as uncertain events are resolved or other changes in circumstances occur, and adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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

In November 2019, the Company and Alexion amended the Alexion Collaboration Agreement (the “Amendment”) to clarify funding of certain manufacturing costs for each of the two initial targets and increased milestone payments for the additional targets if Alexion exercised its options for the two additional targets.
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC™ RNAi molecules. These exercises expand the companies’ existing research collaboration and license agreement to now encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target that will be recognized into revenue as the related services are performed.
The Company concluded that the Amendment modified the original agreement, as the transaction price was changed as a result of Dicerna assuming responsibility for certain manufacturing costs associated with the initial targets. The exercise of the options created a single new arrangement for accounting purposes.
The Company concluded that Alexion is a customer in the Amendment. The Company identified the following promises under the Amendment: (i) the grant of licenses of intellectual property and know-how rights, and (ii) associated research and development services for the additional targets. The Company concluded that the research and development services were not capable of being distinct from the research and development licenses, and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. Similar to the initial targets, the Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion cannot currently benefit from the granted license on its own or together with other resources that are readily available to Alexion. As a result, the combination of the license of intellectual property together with the provision of research and development services together represent the highest level of goods and services that can be deemed distinct. Based on management’s assessments, the Company identified a single performance obligation, namely, the combined license and research and development services, for each of the two additional targets. At the outset of the Amendment, the transaction price was determined to be $35.0 million, which is comprised of the $20.0 million in option exercise fees and $15.0 million in aggregate contingent milestone payments that were probable of achievement and under the Company’s control.
The Company began recognizing revenue under the Alexion Agreements during the year ended December 31, 2018. During the years ended December 31, 2019 and 2018 the Company had recognized $4.4 million and $0.1 million, respectively, as revenue in the accompanying consolidated statement of operations. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded as deferred revenue at December 31, 2019 and 2018 is $53.0 million and $31.3 million, of which $27.9 million and $11.7 million, respectively, is included in current portion of deferred revenue. As of December 31, 2019, the Company expects the majority of deferred revenue to be recognized through the fourth quarter of 2021.
BI Agreement and related amendments
Background
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

Accounting Analysis
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
Based on management’s evaluation, the $10.0 million non-refundable upfront fee and the $0.3 million agreed-upon reimbursable third-party expenses constituted the amount of the consideration to be included in the transaction price and were allocated to the performance obligation identified. None of the development milestones have been included in the transaction price during the period, since none of such milestone amounts are within the control of the Company and are not considered probable to occur until confirmed by BI, at BI’s sole discretion. Any consideration related to commercial sales-based milestones (including royalties) will be recognized when the related sales occur, since these amounts have been determined to relate predominantly to the license granted to BI and therefore are recognized at the later of when the performance obligation is satisfied or when the related sales occur.
The $10.3 million transaction price for the first target was recognized through July 2019, which was the point where the Company’s obligation to provide research support services to BI for the first target ended. Related revenue was recognized on a straight-line basis, which was, in management’s judgment, an appropriate measure of progress toward satisfying the performance obligation.
The Company recognized $3.2 million, $6.1 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively, as revenue associated with the first target under the BI Agreement in the accompanying consolidated statement of operations. The performance obligation associated with the first target had been satisfied as of December 31, 2019.
BI contract amendment – Background
In October 2018, BI exercised its Second Target option, which entitled the Company to a non-refundable payment of $5.0 million and reimbursement of $0.7 million for certain third-party expenses upon the agreement of a research work plan and budget for the Second Target. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed between the Company and BI in an Additional Target Agreement (the “ATA”), which was entered into on December 31, 2018.
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
BI contract amendment – Accounting Analysis
The exercise of the Second Target option on December 31, 2018 through the ATA created a new arrangement for accounting purposes, and management determined that the $5.0 million exercise price with the $0.7 million of reimbursable expenses was representative of the standalone selling price. Consistent with the reasons described related to the initial target, management concluded that the non-refundable Second Target option exercise fee (akin to an upfront payment) constituted the amount of the consideration to be included in the transaction price and has been allocated to the single performance obligation. The basis for the conclusions regarding the treatment of development and sales-based milestones associated with the Second Target are consistent with those associated with the initial combined performance obligation under the BI Agreement. The Company re-evaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
The Company began recognizing the $5.7 million transaction price as revenue in January 2019 and will continue recognizing as revenue over the Company’s best estimate of the period during which it will be obligated to provide research support services to BI, currently estimated to end in October 2020.

Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company recognized $3.1 million associated with the Second Target under the BI Agreement during the year ended December 31, 2019. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligation and recorded as deferred revenue at December 31, 2019 is $2.3 million, all of which is included in the current portion of deferred revenue.
In addition to establishing the terms of the Second Target option exercise, the ATA also amends the BI Agreement to provide the parties the opportunity to consider the development of product candidates targeting a further additional target gene (the “Third Target Option”).
Per the ATA, if BI elects, following Dicerna’s presentation of data for a new product candidate, to exercise the Third Target Option, the parties must also agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to the Company, and upon such agreement and exercise, BI would make an option fee payment to the Company of $5.0 million. This option exercise fee is consistent with the Second Target option exercise fee, which management concluded was representative of the standalone selling price. If BI chooses to exercise the Third Target Option, the Company will be responsible for the discovery and initial profiling of the product candidates, including primary preclinical studies, synthesis, and delivery. BI will be responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further preclinical development, clinical development, manufacturing, and commercialization of those products. If the Third Target Option is exercised, such exercise would result in a new arrangement for accounting purposes, as the licensing rights and research and development services underlying the Third Target Option are distinct from those associated with the initial and Second Targets.
The following table presents changes in the Company’s aggregate deferred revenue balances for each reporting period:

	YEAR ENDED DECEMBER 31, 2019
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$183,186	$235,631	$(23,829)	$394,988

	YEAR ENDED DECEMBER 31, 2018
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$9,270	$180,092	$(6,176)	$183,186
9.    STOCKHOLDERS' EQUITY
Preferred stock
The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance. At December 31, 2019 and 2018, there were no shares of preferred stock outstanding.
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
Issuances of Common Stock
On December 18, 2017, the Company completed an underwritten follow-on public offering of 5,714,286 shares of common stock (the “2017 Offering”), which was made pursuant to the Company’s effective registration statement on Form S-3 previously filed with the Securities and Exchange Commission (“SEC”). In connection with the 2017 Offering, the Company entered into an underwriting agreement (the “2017 Underwriting Agreement”) with Stifel, Nicolaus & Company, Incorporated and Evercore Group LLC as representatives of the underwriters listed in the 2017 Underwriting Agreement (collectively, the “2017 Underwriters”), pursuant to which the Company granted to the 2017 Underwriters a 30-day option to purchase up to an additional 857,143 shares of the

Company’s common stock (the “Overallotment”). The Company completed the sale of 6,571,428 shares, inclusive of the Overallotment, to the 2017 Underwriters on December 18, 2017, and that sale resulted in the receipt by the Company of aggregate gross proceeds of $46.0 million, less underwriter commissions and additional offering expenses totaling approximately $3.2 million.
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
On September 11, 2018, the Company completed an underwritten follow-on public offering of 7,680,492 shares of common stock (the “2018 Offering”). In connection with the 2018 Offering, the Company entered into an underwriting agreement (the “2018 Underwriting Agreement”) with Citigroup Global Markets Inc. and Leerink Partners LLC as representatives of the underwriters listed in the 2018 Underwriting Agreement (collectively, the “2018 Underwriters”), pursuant to which the Company granted to the 2018 Underwriters a 30-day option to purchase up to an additional 1,152,073 shares of the Company’s common stock. Upon completion of the sale of 8,832,565 shares to the 2018 Underwriters, the Company received gross proceeds of $115.0 million.
In connection with the Alexion Collaboration Agreement, the Company and Alexion entered into the Alexion Share Issuance Agreement on October 22, 2018, pursuant to which the Company sold to Alexion 835,834 shares of the Company’s common stock at $17.95 per share for an aggregate purchase price of approximately $15.0 million, of which $9.1 million was allocated to the share issuance for accounting purposes.
In connection with the Lilly Collaboration Agreement, the Company and Lilly entered into the Lilly Share Issuance Agreement on October 25, 2018, pursuant to which the Company sold to Lilly 5,414,185 shares of common stock at $18.47 per share for an aggregate purchase price of approximately $100.0 million, of which $51.3 million was allocated to the share issuance for accounting purposes. The closing of the transactions contemplated by the Lilly Collaboration Agreement and the Lilly Share Issuance Agreement occurred on December 19, 2018.
In connection with the Novo Collaboration Agreement, the Company and Novo entered into the Novo Share Issuance Agreement on November 15, 2019, pursuant to which the Company sold to Novo 2,279,982 shares of common stock at $21.93 per share for an aggregate purchase price of approximately $50.0 million, of which $45.8 million was allocated to the share issuance for accounting purposes. The closing of the transactions contemplated by the Novo Collaboration Agreement and the Novo Share Issuance Agreement occurred on December 27, 2019.
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
The Letter Agreement also provided for Preferred Holders to waive and amend certain provisions in an amended and restated registration rights agreement by and among the Company and the Preferred Holders party thereto (the “Registration Rights Agreement”). In consideration for the Preferred Holders’ agreeing to the optional conversion of the redeemable convertible preferred stock and to a waiver under and certain amendments to the Registration Rights Agreement, the Company agreed to issue to the Preferred Holders pre-funded warrants (the “Pre-Funded Warrants”), exercisable in part or in whole at any time upon grant for shares of the Company’s common stock at a price per share of $0.0001 per share. Each Preferred Holder was entitled to elect to receive shares of the Company’s common stock in lieu of the Pre-Funded Warrants that otherwise would have been issued to such Preferred Holder subject to any applicable Conversion Blockers. Under the Letter Agreement, the number of shares allocable to each Preferred Holder was calculated based on the sum of (i) the number of shares of common stock into which the additional dividend accruals on the redeemable convertible preferred stock that such Preferred Holders would have been entitled to receive up to and including March 31, 2018 would have been convertible, calculated immediately prior to the effectiveness of the conversion and (ii) any Residual Shares repurchased, or to be repurchased, from such Preferred Holder by the Company as described above (collectively, the “Additional Investor Shares”). The formula for the Additional Investor Shares assumes (1) a conversion price of $3.19 per share of common stock; (2) application of a dividend rate of 12% per annum from April 11, 2017 to October 27, 2017 and (3) application of a dividend rate of 8% per annum commencing from October 27, 2017 through March 31, 2018.
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
Dividends
Each holder of redeemable convertible preferred stock had been entitled to receive cumulative dividends on the Accrued Value, as defined below, of each share of redeemable convertible preferred stock at an initial rate of 12% per annum, compounded quarterly and subject to two rate reductions of 4% each in connection with the occurrence of one of the agreed-upon milestone events. Entering into the BI Agreement, as defined and discussed in Note 8, constituted, per the Certificate of Designation, a milestone event for purposes of applying the first of two allowable rate reductions to dividends payable on the redeemable convertible preferred stock. As such, the dividend rate on the redeemable convertible preferred stock was reduced from 12% to 8% effective on October 27, 2017. Dividends on the redeemable convertible preferred stock accrued on the Accrued Value of each share of redeemable convertible preferred until the conversion thereof, which occurred on December 18, 2017, as discussed above. “Accrued Value” meant, with respect to each share of redeemable convertible preferred stock, the sum of (i) $100.00 plus (ii) on each quarterly dividend date, an additional amount equal to the dollar value of any dividends on a share of redeemable convertible preferred stock which had accrued on any dividend payment date and had not previously been added to such Accrued Value.
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

11.    STOCK-BASED COMPENSATION
Equity Incentive Plans
As of December 31, 2019, the Company’s approved equity incentive plans include: the Third Amended and Restated 2007 Employee, Director and Consultant Stock Plan (“2007 Plan”); the 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Plan”); the 2014 Employee Stock Purchase Plan (“2014 ESPP”); the Amended and Restated 2014 Performance Incentive Plan (“2014 Plan”); and the 2016 Inducement Plan (“2016 Plan”). These plans are administered by the board of directors and permit the granting of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, or similar rights to purchase or acquire shares. Upon adoption of the 2014 Plan, the Company no longer grants new equity awards under its 2007 Plan or 2010 Plan.
Amended and Restated 2014 Performance Incentive Plan
On January 14, 2014, the board of directors adopted the 2014 Plan which authorized the issuance of up to 1,900,000 shares of the Company’s common stock, with an additional increase on the first trading day in January of each calendar year during the term of the plan by an amount equal to 4% of the total number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding calendar year. In June 2015, the 2014 Plan was amended to increase the replenishment percentage from 4% to 5% of outstanding common shares annually and to allow the reissuance thereunder of awards and grants that expire or are canceled, terminated, forfeited, or fail to vest under the 2007 Plan and 2010 Plan, as amended. Stock options for new hires granted under this plan generally vest 25% after 12 months, followed by ratable vesting over the remaining 36-month term and expire 10 years from the grant date. Annual promotional and incentive-related grants generally vest ratably over a period of 48 months. As of December 31, 2019, there were 8,575,043 stock options outstanding and 1,371,670 shares of common stock reserved for future issuance under the 2014 Plan.
Inducement Grants
During 2014 and 2015, the Company granted 470,272 and 450,700 stock options, respectively, as an inducement material to individuals entering into employment with the Company (“Inducement Grants”). The Inducement Grants were approved by the Compensation Committee of the Company’s board of directors and were awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the 2014 Plan. As such, any shares underlying the Inducement Grants are not, upon forfeiture, cancellation, or expiration, returned to a pool of shares reserved for future issuance. As of December 31, 2019, there were 130,000 Inducement Grants that remained outstanding.
2016 Inducement Plan
On March 4, 2016, the board of directors adopted the 2016 Plan pursuant to which the Company may grant options to purchase common shares as an inducement to individuals to join the Company. The 2016 Plan, as adopted, allowed the Company to deliver up to 250,000 shares (the “Share Limit”) of its common stock to eligible persons, as defined. The Share Limit is subject to adjustment as contemplated by the provisions of the 2014 Plan. In February and May 2017, the Share Limit was adjusted to increase the pool of issuable options by 125,000 and 200,000 underlying shares, respectively. On December 11, 2018, the board of directors approved a resolution to further increase the Share Limit under the 2016 Plan by 2,700,000 to 3,275,000 underlying shares. In December 2019, the Company’s Board of Directors authorized an additional 2,900,000 shares for issuance under the 2016 Plan. As of December 31, 2019, there were 3,005,313 stock options outstanding and 3,043,500 shares of common stock reserved for future issuance under the 2016 Plan.
Stock-based compensation expense
The Company has classified stock-based compensation expense in its consolidated statements of operations as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Research and development	$8,413	$3,062	$3,536
General and administrative	10,409	4,826	4,234
Total	$18,822	$7,888	$7,770

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
The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Common stock price	$10.31 - $26.48	$9.14 - $15.74	$2.49 - $9.71
Expected option term (in years)	5.28 - 6.08	5.50 - 6.25	5.50 - 6.25
Expected volatility	78.3% - 80.8%	75.9% - 78.3%	79.4% - 91.1%
Risk-free interest rate	1.4% - 2.6%	2.3% - 3.0%	1.9% - 2.2%
Expected dividend yield	0.0%	0.0%	0.0%
The table below summarizes the activity under the Company’s equity incentive plans:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
OUTSTANDING – JANUARY 1, 2019	7,787,690	$9.36
Granted	5,934,000	$13.23
Exercised	(963,318)	$6.90
Forfeited/Canceled	(268,022)	$10.20
Expired	(23,200)	$3.42
OUTSTANDING – DECEMBER 31, 2019	12,467,150	$11.38	7.4	$133,548
EXERCISABLE – DECEMBER 31, 2019	5,987,801	$10.27	5.8	$70,406
VESTED AND EXPECTED TO VEST – DECEMBER 31, 2019	11,852,807	$11.27	7.3	$128,199
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2019, 2018, and 2017 was $9.11, $7.64, and $2.52 per share, respectively. As of December 31, 2019, there was $52.0 million of unrecognized compensation cost related to unvested employee stock options which are expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value of stock options exercised was $15.2 million, $2.9 million, and $0.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
At December 31, 2017, there were 10,000 shares of the Company’s restricted common stock remaining outstanding with a weighted-average grant date fair value of $16.30. During the year ended December 31, 2018, all 10,000 shares of restricted common stock with a weighted-average grant date fair value of $16.30 vested and there are no outstanding shares of restricted common stock at December 31, 2018. The total fair value of restricted common stock vested during the year ended December 31, 2018 was $0.1 million. The total fair value of restricted common stock that vested during the year ended December 31, 2017 was immaterial.

Common stock warrants
During the year ended December 31, 2018, certain warrant holders exercised warrants to purchase 85,703 shares of the Company’s common stock on a net basis and received 45,710 shares of common stock, and 39,993 shares were used to cover the exercise price of $7.00 per share.
At both December 31, 2018 and 2019, there were 2,198 common stock warrants remaining outstanding with an exercise price of $250.00 per share. The remaining contractual life of the common stock warrants as of December 31, 2018 and 2019 was 1.46 years and 0.46 years, respectively.
Employee stock purchase plan
On January 28, 2014, the Company’s stockholders approved the 2014 ESPP, which authorized the issuance of up to 1,000,000 shares of common stock thereunder. The 2014 ESPP provides for an automatic reserve increase equivalent to the lesser of 1% of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and 1,000,000 shares of common stock, unless otherwise determined by the Company’s board of directors. As of December 31, 2019, there were 2,789,898 shares of common stock authorized and 2,404,287 shares of common stock available for issuance under the 2014 ESPP.
Eligible employees may purchase shares of the Company’s common stock through regular payroll deductions up to 15% of their eligible compensation. Under the terms of the offering under the 2014 ESPP, the number of shares purchased by an individual participant in the plan may not exceed 10,000 shares in any one purchase period. In addition, the fair market value of shares purchased by an individual participant in the plan may not exceed $25,000 if the contribution period is within any one calendar year. Participants are allowed to terminate their participation in the ESPP at any time during the purchase period prior to the purchase of the shares. The offering periods have a 24‑month term, which consists of four purchase periods, each of which is six months in duration. New offering periods commence on the first day of January and July each year and end on the last business day of the immediately following June or December, respectively.
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
Shares issued under the 2014 ESPP are considered compensatory. Accordingly, the Company is required to measure the fair value of the stock purchase rights granted and record compensation expense for share purchase rights granted under the 2014 ESPP. The fair values of the stock purchase rights are estimated using the Black-Scholes option-pricing model, which relies on a number of key assumptions in calculating the estimates of fair value. Stock-based compensation expense related to stock purchase rights under the 2014 ESPP was $0.7 million, $0.1 million, $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
During the years ended December 31, 2019, 2018, and 2017, the Company issued 122,999, 118,239, and 84,890 shares of common stock under the 2014 ESPP, respectively. The weighted-average purchase prices of shares issued under the 2014 ESPP were $6.97, $2.61, and $2.45 per share for the years ended December 31, 2019, 2018, and 2017, respectively.
12.    401(K) PROFIT SHARING PLAN AND TRUST
The Company has a 401(k) Profit Sharing Plan and Trust (“401(k) Plan”), which is a retirement plan in which substantially all employees are eligible to participate. Eligible employees may elect to contribute up to the maximum limits, as set by the Internal Revenue Service, of their eligible compensation. Under the terms of the 401(k) Plan, employees may elect to make pre-tax and Roth contributions through payroll deductions within statutory and plan limits. The Company makes matching contributions of 300% of eligible employee salary deferrals that do not exceed 2% of the eligible participant’s compensation. All matching contributions vest immediately. Each year, the Company may also make a discretionary profit-sharing contribution to the plan. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants.
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $1.2 million, $0.6 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. There were no discretionary profit-sharing contributions made by the Company during the years ended December 31, 2019, 2018, or 2017.

13.    INCOME TAXES
The Company has no current and no deferred income tax expense for the years ended December 31, 2019 and 2018. The Company did not record a federal income tax provision or benefit for the years ended December 31, 2019, 2018, and 2017.
The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	34.0%
Effect of:
Foreign rate differential	(5.9)%	(9.5)%	(17.6)%
Tax reform	—%	—%	(29.6)%
Net operating loss limitation	17.0%	(23.0)%	—%
Change in valuation allowance	(29.7)%	10.6%	13.5%
Foreign income/GILTI(a)	(8.0)%	—%	—%
Stock-based compensation expense	1.7%	0.4%	(0.8)%
Other	3.9%	0.5%	0.5%
Total	—%	—%	—%
(a)GILTI represents Global Intangible Low-Tax Income
The components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$58,319	$24,739
Capitalized research and development costs	415	516
Research and development credit carryforwards	7,386	3,988
Lease liability	6,905	—
Stock-based compensation expense	11,751	7,644
Depreciation expense and other costs	408	75
Deferred tax assets	85,184	36,962
Deferred tax liabilities:
Right-of-use asset	(6,833)	—
Intangible assets	(1,939)	—
Deferred revenue	(492)
Deferred tax liabilities	(9,264)	—
Valuation allowance	(75,920)	(36,962)
Net deferred tax assets	$—	$—
On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into law in the United States. The TCJA reduced the U.S. corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. Other relevant provisions of the TCJA did not have a material impact on the accompanying consolidated financial statements.
As a result of certain changes in applicable Cayman Islands law, certain changes in U.S. tax law, and related business considerations, we undertook certain restructuring transactions in 2019 that resulted in the liquidation of Dicerna Cayman, which was a wholly owned subsidiary of Dicerna Pharmaceuticals, Inc. that previously held intellectual property rights. That liquidation was accomplished initially via an election to treat Dicerna Cayman as a disregarded entity separate from Dicerna Pharmaceuticals, Inc. for U.S. federal income tax purposes, effective July 1, 2019; thereafter, Dicerna Cayman was dissolved under applicable Cayman Islands law. As a result of these transactions, all the pre-liquidation assets and liabilities of Dicerna Cayman, including certain intellectual property rights, are now assets and liabilities of Dicerna Pharmaceuticals, Inc.

Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2019 and 2018.
Realization of the future tax benefits is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Under the provisions of the Internal Revenue Code (“IRC”), certain substantial changes in the Company’s ownership, including a sale of the Company or significant changes in ownership due to sales of equity, may have limited, or may limit in the future, the amount of net operating loss carryforwards which could be used annually to offset future taxable income. As of December 31, 2019, the Company has approximately $202.8 million of net operating losses, of which $125.1 million are subject to the IRC 382 limitation. None of these IRC 382 limited net operating losses are expected to expire before utilization.
As of December 31, 2019, the Company had approximately $202.8 million of federal and $196.6 million of state net operating loss carryforwards. If not utilized, the federal and state net operating loss carryforwards expire starting in 2029 and 2030, respectively. Additionally, as of December 31, 2019, the Company had $7.1 million of federal and $3.3 million of Massachusetts tax credits that expire starting in 2028 and 2023, respectively.
As of December 31, 2019, the Company had $3.0 million of unrecognized tax benefits, all of which would affect income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2019 and 2018, the Company had no accrued penalties or provisions for interest.
A reconciliation of the gross unrecognized tax benefits are as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018
Unrecognized tax benefits at the beginning of the period	$1,631	$1,451
Additions for current tax positions	1,426	211
Changes for previous tax positions	(17)	(31)
Unrecognized tax benefits at the end of the period	$3,040	$1,631
The Company files income tax returns in the United States, the Commonwealth of Massachusetts, Colorado, Maryland, North Carolina, New York, and New Jersey. The tax years 2008 through 2018 remain open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for these years. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.
14.    LEASES
On July 11, 2014, the Company executed a noncancelable operating lease for office and laboratory space in Cambridge, Massachusetts (the “First Cambridge Lease”). The lease agreement, the term of which commenced on December 1, 2014, obligates the Company to make minimum payments totaling $9.6 million over a six-year lease term ending November 30, 2020. The Company has the option to extend the lease term for one additional five-year period. Rent expense is recorded on a straight-line basis. As part of the Company’s lease agreement, the Company established a letter of credit, secured by a money market investment, the balance of which is presented as restricted cash equivalents at December 31, 2019 and 2018. The Company also leases a small office in Cambridge, Massachusetts which has a 30-month term without a renewal option (the “Second Cambridge Lease” and together with the First Cambridge Lease, the “Cambridge Leases”).
In addition, on January 2, 2019, Dicerna executed a lease for laboratory and office space in Lexington, Massachusetts (the “Lexington Lease”) that commenced for accounting purposes on November 3, 2019. The term of the Lexington Lease is seven years with approximately $30.1 million in fixed payments and consideration for the first partial calendar month. The Company has the option to extend the lease term at a prevailing market rate as of the extension date, which is seven years after the Lexington Lease commencement date. As part of the Company’s lease agreement, the Company is required to establish a $2.8 million letter of credit, secured by money market investments, which is presented as restricted cash equivalents at December 31, 2019.
On August 26, 2019, the Company entered into a lease agreement for 15,781 square feet of office space in Boulder, Colorado (the “Boulder Lease”) that had not commenced for accounting purposes as of December 31, 2019. Due to the fact that the Boulder Lease had not commenced as of December 31, 2019, the Company has not yet recognized a ROU asset or lease liability on the consolidated balance sheet for the Boulder Lease; however, the Company is currently utilizing a small amount of temporary office space as provided for in the Boulder Lease. The term of the lease is 87 full calendar months plus any partial month from the commencement date to the end of the month in which the commencement date falls with approximately $3.0 million in aggregate fixed payments over the term of the lease arrangement. The Boulder Lease also provides the option to extend the term for up to two additional periods of 60 months each. As part of the agreement for the Boulder Lease, the Company was required to establish a $0.4 million letter of credit, secured by money market investments, which is presented as restricted cash equivalents at December 31, 2019. On February 4, 2020, the Company entered into an amendment to a real property lease agreement for our office location in Boulder, Colorado; refer to Note 17 – Subsequent Events for further information. The Company currently expects the lease of the space under the amendment to commence for accounting purposes in the first quarter of 2020, and expects to commence occupancy of the remainder of the facility in the second quarter of 2020.
Payments due under each lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessors’ operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. None of the Company’s operating leases contain residual value guarantees.
The interest rate implicit in lease agreements is typically not readily determinable, and as such, the Company utilizes the incremental borrowing rate to calculate lease liabilities, which is the rate incurred to borrow, on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. ROU assets from finance leases are recorded within property and equipment on the consolidated balance sheets.
Future lease payments for noncancelable leases as of December 31, 2019 is as follows:

	OPERATING LEASES (1)	FINANCE LEASE
2020	$5,968	$52
2021	4,244	48
2022	4,172	48
2023	4,297	48
2024	4,426	44
Thereafter	8,853	—
Total undiscounted lease payments	31,960	240
Less: imputed interest expense	(8,003)	(45)
Total lease liabilities	$23,957	$195
__________________________
(1) Excluded from the table above are lease payments associated with our newest lease in Lexington, Massachusetts that has not commenced for accounting purposes as of December 31, 2019. Under generally accepted accounting principles, the commencement date is the date on which the asset is made available to the Company by the lessor.

The components of lease cost in the Company’s consolidated statements of operations are as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Operating leases
Fixed lease cost	$2,747	$1,634	$1,582
Variable lease cost	1,915	—	—
Total operating lease cost	$4,662	$1,634	$1,582

Finance lease
Amortization expense	$6	$—	$—
Interest expense	3	—	—
Total finance lease cost	$9	$—	$—
Amounts reported in the consolidated balance sheet for leases in which the Company is the lessee as of December 31, 2019 were as follows:

	OPERATING LEASES	FINANCE LEASES
Lease ROU assets	$30,102	$186
Lease liabilities	23,957	195
Weighted-average remaining lease term	6.48	4.88
Weighted-average discount rate	9.00%	9.00%
Other information related to the Company’s leases is as follows:

	YEAR ENDED DECEMBER 31,
	2019	2018	2017
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,966	$1,634	$1,582
Financing cash flows from finance leases	$—	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$32,412	$—	$—
Finance leases	$193	$—	$—

15.    COMMITMENTS AND CONTINGENCIES
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
In May 2018, the Company recorded the cash obligation of $13.0 million as a liability discounted to the estimated present value of $8.7 million at an effective interest rate of 10%. The Company applied the effective interest method, as the present value is accreted through maturity. In October 2018, the Company entered into collaboration agreements with Alexion and Lilly, under which the Company was entitled to upfront cash consideration of $22.0 million and $100.0 million, respectively (see Note 8). Accordingly, the Company revised its estimate of the present value of the litigation settlement payable from $8.7 million to $13.0 million based on the expected timing of the remaining payments. The impact of revising the expected timing of repayment was recorded as a $3.7 million charge to litigation expense in the consolidated statement of operations for the year ended December 31, 2018.
In connection with the execution of the Alexion Collaboration Agreement and the related receipt of the non-refundable upfront payment of $22.0 million and proceeds of $15.0 million from the Alexion Share Issuance Agreement in October 2018, the Company determined that $2.5 million became payable to Alnylam under the terms of the Settlement Agreement. The Company issued a payment to Alnylam of $2.5 million in November 2018 for the amount of the litigation settlement payable due in connection with the cash consideration received from Alexion during 2018.
At December 31, 2018, the outstanding balance of the litigation settlement payable was 10.5 million. The Company paid the remaining outstanding balance of litigation settlement payable in full on January 22, 2019 upon receipt of the upfront cash payment associated with the Lilly Collaboration Agreement. During the year ended December 31, 2018, the Company recognized interest expense of $0.6 million on the outstanding balance of the litigation settlement payable during the year.
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
Legal proceedings
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2019 or 2018.
16.    QUARTERLY FINANCIAL DATA (UNAUDITED)
The following tables contain selected quarterly financial information for the years ended December 31, 2019 and 2018.

		2019
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Revenue	$3,107	$5,682	$8,035	$7,080
Net loss	$(26,154)	$(23,845)	$(30,790)	$(39,670)
Net loss per share – basic and diluted	$(0.38)	$(0.35)	$(0.45)	$(0.58)

		2018
	FIRST QUARTER	SECOND QUARTER	THIRD QUARTER	FOURTH QUARTER
Revenue	$1,545	$1,545	$1,545	$1,541
Net loss	$(15,579)	$(35,644)	$(19,020)	$(18,610)
Net loss per share – basic and diluted	$(0.30)	$(0.68)	$(0.35)	$(0.29)

Net loss per share is based on each reporting period’s weighted‑average number of shares outstanding, which may differ on a quarter-to-quarter basis. As such, the sum of the quarterly net loss per share calculations may not equal the year-to-date net loss per share calculation.
17.    SUBSEQUENT EVENTS
Leases
Additional Lexington Facility
On January 14, 2020, the Company entered into a non-cancelable real property lease agreement for 61,282 square feet of laboratory and office space in Lexington, Massachusetts.
The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend the term for two additional successive periods of five years thereafter. The aggregate total fixed rent is approximately $41.8 million with the annual fixed rental payments escalating from $3.6 million to $4.8 million during the original term. The Company is also obligated to deliver an irrevocable letter of credit or security deposit in the amount of $1.5 million.
Boulder Facility Expansion
On February 4, 2020, the Company entered into an amendment to a real property lease agreement for our office location in Boulder, Colorado. The amendment provides for the lease of an additional 6,985 square feet of office space in that same location. In addition, the existing lease was amended to require an additional letter of credit for $0.1 million, totaling $0.5 million for the first 36 months of the lease and $0.4 million thereafter for the Boulder facility.
The original term of the lease is estimated to run concurrently with the original lease in this location to commence in the second quarter of 2020 for a period of 87 months from the commencement date. The Company has the option to extend the term for two additional successive periods of five years thereafter. The aggregate total fixed rent for the additional space is approximately $1.4 million with the annual fixed rental payments escalating each year but approximating $0.2 million for each annual period.
In addition to the fixed rent during the lease term, the Company will be responsible for certain customary operating expenses and real estate taxes specified in the agreement.
Institutional Investment
On February 6, 2020, the Company issued and sold an aggregate of approximately $40.0 million of shares of its common stock to a single institutional investor pursuant to its common stock Sales Agreement with Cowen and Company, LLC as the sales agent. In this transaction, the Company sold an aggregate of 2,077,500 shares of common stock at a price of $19.25 per share, resulting in net proceeds of approximately $39.2 million after a deduction of approximately $0.8 million in sales commissions. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the SEC on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s financial statements included in this Annual Report on Form 10-K have been audited by Deloitte & Touche LLP, independent registered public accounting firm, as indicated in the following report. Deloitte & Touche LLP has also provided an attestation report on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Dicerna Pharmaceuticals, Inc.
Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Dicerna Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assess risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 27, 2020
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the year ended December 31, 2019, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

In connection with our annual review of our compensation and employment arrangements with our executives and other members of our leadership team, we adopted new forms of employment agreements to be entered into with such individuals that we may hire in the future, and amended and/or restated forms of employment agreements with such individuals currently serving in such capacities, including with Douglas M. Fambrough, III, our chief executive officer, Bob D. Brown, our chief scientific officer and executive vice president, and John B. Green, our chief financial officer, each of whom was a named executive officer for 2018. The material terms of such agreements are described in further detail below.

Douglas M. Fambrough, III, Ph.D. In July 2016, we entered into an amended and restated employment agreement with Dr. Fambrough and on February 27, 2020, we entered into an amendment to the Fambrough Agreement (as amended, the “Fambrough Agreement”) providing for, among other things, the clarification that acceleration of Dr. Fambrough’s equity contained in his existing agreement will apply to time-based stock-based awards. Dr. Fambrough’s current annual base salary is $575,000 and he will be eligible to participate in the Company’s annual bonus program, with a target opportunity equal to 60% of his base salary. Pursuant to the Fambrough Agreement, Dr. Fambrough’s employment with us is “at-will,” and his employment is not for a specified term. The Fambrough Agreement also provides that Dr. Fambrough is eligible to participate in our benefit programs made available to our senior executives generally.

Under the Fambrough Agreement, if Dr. Fambrough’s employment is terminated by us other than for “cause” (as such term is defined in the Fambrough Agreement), if we terminate his employment due to his “disability” (as such term is defined in the Fambrough Agreement), or by him for “good reason” (as such term is defined in the Fambrough Agreement), Dr. Fambrough will receive the following severance benefits: (i) 18 months of continued base salary payments; (ii) a pro rata portion of his annual bonus for the year in which the termination occurs, based on actual performance during the entire performance period; (iii) up to 18 months of Company-reimbursed Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premiums; and (iv) outstanding and unvested time-based stock-based awards that were scheduled to vest in the 12-month period following his termination of employment will accelerate in full.

In addition, if we terminate Dr. Fambrough other than for cause, if we terminate his employment due to his “disability” or if Dr. Fambrough terminates his employment for good reason during the one-year period following a change of control (as defined in the Fambrough Agreement), then Dr. Fambrough will receive the following severance benefits: (i) a lump sum severance payment equal to 1.5, multiplied by the sum of Dr. Fambrough’s annual base salary and target annual bonus; (ii) a pro rata portion of Dr. Fambrough’s target bonus for the year in which the termination occurs; (iii) up to 18 months of Company-reimbursed COBRA premiums; and (iv) outstanding and unvested time-based stock-based awards will accelerate in full. Under the terms of the Fambrough Agreement, if any payment or other benefit provided to Dr. Fambrough pursuant to the Fambrough Agreement constitutes an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to an excise tax imposed by Section 4999 of the Code, then the amounts actually paid to Dr. Fambrough will be reduced to the extent that such a reduction would result in Dr. Fambrough receiving a greater amount than he would have received if the payment had been made in full.

Dr. Fambrough’s right to receive these severance benefits is subject to his providing a release of claims in favor of us. Dr. Fambrough has also entered into an agreement that includes noncompetition and nonsolicitation covenants in favor of us that apply during Dr. Fambrough’s employment with us and for two years thereafter.

Bob D. Brown, Ph.D. and John B. Green On February 27, 2020, we entered into amended and restated employment agreements with each of Bob D. Brown, our Chief Scientific Officer, Executive Vice President, and John B. Green, our Chief Financial Officer, each a named executive officer for 2018 (collectively, “Employment Agreements”). These amended and restated employment agreements provide for, among other things, the clarification that acceleration of these executives’ equity contained in their existing agreements will apply to time-based stock-based awards.  Per the Employment Agreements, their employment with us is “at-will,” and not for a specified term. Under the Employment Agreements, Mr. Green’s and Dr. Brown’s current annual base salaries are $415,800 and $480,041, respectively, and each are eligible to participate in the Company’s annual bonus program, with a target opportunity equal to 40% of base salary. The Employment Agreements also provide that each executive is eligible to participate in our benefit programs made available to our senior executives generally.

Pursuant to the respective Employment Agreements, if we terminate the executive other than for “cause” (as defined in the respective Employment Agreement), if we terminate the executive’s employment due to the executive’s “disability” (as defined in the relevant employment agreement), or if the executive officer terminates his employment for “good reason” (as defined in the respective Employment Agreement), then the executive will receive the following severance benefits: (i) 12 months of continued base salary payments; (ii) a pro rata portion of his annual bonus for the year in which the termination occurs, based on actual performance during the entire performance period; and (iii) up to 12 months of Company-reimbursed COBRA premiums.

In addition, if we terminate the executive other than for cause, if we terminate the executive’s employment due to the executive’s disability, or if the executive terminates his employment for good reason during the one-year period following a change of control (as defined in the respective Employment Agreement), then the executive officer will receive the following severance benefits: (i) a lump sum severance payment equal to the sum of the executive’s annual base salary and target annual bonus; (ii) a pro rata portion of the executive’s target bonus for the year in which the termination occurs; and (iii) up to 12 months of Company-reimbursed COBRA premiums. Except as otherwise provided for in an award agreement, any outstanding and unvested time-based stock-based awards will vest in full upon a change in control of the Company. Under the terms of the Employment Agreements, if any payment or other benefit provided to the executive pursuant to his Employment Agreement constitutes an “excess parachute payment” within the meaning of Section 280G of the Code, and would be subject to an excise tax imposed by Section 4999 of the Code, then the amounts actually paid to the executive officer will be reduced to the extent that such a reduction would result in the executive officer receiving a greater amount than he would have received if the payment had been made in full.

Each executive’s right to receive the aforementioned severance benefits is subject to him providing a release of claims in favor of us. Each of Mr. Green and Dr. Brown has also entered into an agreement that includes noncompetition and nonsolicitation covenants in favor of us that apply during each of these employee’s employment with us and for two years thereafter.

In addition, on February 24, 2020, Mr. Green notified us of his intention to retire from his position as chief financial officer of our company. On February 27, 2020, we entered into a transition agreement (the “Transition Agreement”) with Mr. Green to provide for, among other things, arrangements in relation to the departure of Mr. Green from our company. The material terms of such agreement are described in further detail below.

Transition agreement. Pursuant to the Transition Agreement, we will continue Mr. Green’s employment as our chief financial officer through the date of commencement of employment by his successor (the “Transition Period”), for whom we are engaged in a search, as of the date of this Current Report on Form 8-K. During Transition Period, in which Mr. Green will continue his employment (ending no later than June 30, 2021), Mr. Green will continue to be paid his current base salary of $415,800 per year and the other terms of his employment agreement  (other than as modified by the Transition Agreement) will continue in effect. Mr. Green is also entitled to receive a bonus payment, with a target annual bonus of 40% of his base salary, subject to the determination of the final amount in the sole discretion of our board of directors, as if Mr. Green had remained an employee for the full calendar year 2020, and based on our corporate goal achievements, as determined by our board of directors. Such bonus payment is in lieu of any bonus or incentive compensation payments otherwise due to Mr. Green pursuant to his existing employment agreement. At the conclusion of the Transition Period, Mr. Green will be entitled to the following severance benefits (in lieu of the severance benefits described in his employment agreement): (i) 12 months of continued base salary payments; and (ii) up to 12 months of Company-reimbursed COBRA premiums.

Following the Transition Period, we will retain Mr. Green as a consultant until June 30, 2021, or such earlier or later date consistent with the Transition Agreement (the “Consulting Period”), in order to provide consulting services that may consist of any transitional assistance, any responsibilities of a chief financial officer or any other responsibilities that we may reasonably request. Mr. Green’s services during the Consulting Period will constitute a continued service relationship with us and, as a result, his equity awards will continue to vest until the end of the Consulting Period, following which, Mr. Green will have three months to exercise any vested awards pursuant to the terms of such awards (but no later than the expiration date of the awards). In the event that we enter into a term sheet or letter of intent or similar agreement with a potential acquirer contemplating a change of control, then upon the consummation of the change of control, all time-based equity awards held by Mr. Green will immediately accelerate and become fully exercisable or non-forfeitable upon the consummation of the change of control.

The foregoing description of the terms of the employment agreements and the transition agreement does not purport to be complete and is qualified in its entirety by reference to the full text of such agreements, copies of which are filed as exhibits to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below will be set forth in the definitive proxy statement (the “Proxy Statement”) for our 2020 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and is incorporated herein by reference.
Information regarding our audit committee financial expert will be set forth in the Proxy Statement and is incorporated herein by reference.
We have adopted a Code of Business Conduct and Ethics applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions. The Code of Business Conduct and Ethics is posted on our website at www.dicerna.com. Amendments to, and waivers from, the Code of Business Conduct and Ethics that apply to any of these officers, or persons performing similar functions, and that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K will be disclosed at the website address provided above and, to the extent required by applicable regulations, on a Current Report on Form 8-K.

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

(3)	Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	February 5, 2014
3.3	Certificate of Designation of Redeemable Convertible Preferred Stock.	8-K	001-36281	3.1	March 30, 2017
3.4	Certificate of Elimination of the Redeemable Convertible Preferred Stock, dated as of December 29, 2017.	8-K	001-36281	3.1	December 29, 2017
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
4.2	Specimen Common Stock Certificate.	S-1	333-193150	4.1	January 28, 2014
4.2A	Form of Redeemable Convertible Preferred Stock Certificate.	8-K	001-36281	4.1	March 30, 2017
4.3	Form of Warrant to Purchase Common Stock.	S-1	333-193150	4.2	December 31, 2013
4.4	Form of Warrant to Purchase Preferred Stock.	S-1	333-193150	4.3	December 31, 2013
4.5	Form of Amended and Restated Registration Rights Agreement.	8-K	001-36281	10.2	March 30, 2017
4.5A	Form of First Amendment to Registration Rights Agreement.	8-K	001-36281	10.1	December 18, 2017
10.1+	2007 Employee, Director and Consultant Stock Plan, as amended (the “2007 Plan”).	S-1	333-193150	10.1	December 31, 2013
10.2+	Form of Restricted Stock Agreement under the 2007 Plan.	S-1	333-193150	10.2	December 31, 2013
10.3+	Form of Incentive Stock Option Agreement under the 2007 Plan.	S-1	333-193150	10.3	December 31, 2013
10.4+	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.	S-1	333-193150	10.4	December 31, 2013
10.5+	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”).	S-1	333-193150	10.5	December 31, 2013
10.6+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.	S-1	333-193150	10.6	December 31, 2013
10.7+	Form of Restricted Stock Agreement under the 2010 Plan.	S-1	333-193150	10.7	December 31, 2013
10.8+	2014 Employee Stock Purchase Plan.	S-1	333-193150	10.9	January 28, 2014
10.9+	Form of Indemnification Agreement by and between the Company and each of its directors.	S-1	333-193150	10.10	January 28, 2014
10.10+	Letter agreement dated as of June 2, 2009, by and between the Company and David M. Madden.	S-1	333-193150	10.14	December 31, 2013
10.11+	Letter agreement dated as of February 28, 2011, by and between the Company and Dennis H. Langer M.D., J.D.	S-1	333-193150	10.15	December 31, 2013
10.12	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC.	10-Q	001-36281	10.5	November 6, 2014

		Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
10.13+	Letter Agreement dated as of September 12, 2014, by and between the Company and Bruce Peacock.	10-K	001-36281	10.26	March 12, 2015
10.14	Sales Agreement, dated as of March 12, 2015, between the Registrant and Cowen and Company, LLC.	S-3	333-202687	1.2	March 12, 2015
10.15+	Amended and Restated 2014 Performance Incentive Plan, as amended and restated on May 7, 2019.	10-Q	001-36281	10.2	May 10, 2019
10.16+	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.	10-K	001-36281	10.31	March 10, 2016
10.17+	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.	10-K	001-36281	10.32	March 10, 2016
10.18+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Performance Incentive Plan.	8-K	001-36281	10.1	January 13, 2020
10.19+	Form of Restricted Stock Unit Grant Notice under the Amended and Restated 2014 Performance Incentive Plan.	8-K	001-36281	10.2	January 13, 2020
10.20+	Separation Agreement dated as of December 15, 2015 by and between the Company and James E. Dentzer.	10-K	001-36281	10.33	March 10, 2016
10.21+	Offer Letter dated as of January 14, 2016 by and between the Company and John “Jack” Green.	10-K	001-36281	10.34	March 10, 2016
10.22+	Dicerna Pharmaceuticals, Inc. 2016 Inducement Plan, as amended.	S-8	333-223648	4.3	March 14, 2018
10.23+	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.	S-8	333-210071	4.2	March 10, 2016
10.24+	Form of Non-Plan Inducement Stock Option Agreement.	S-8	333-210071	4.4	March 10, 2016
10.25+	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Douglas M. Fambrough, III.	10-Q	001-36281	10.1	November 7, 2016
10.26+	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Bob. D. Brown.	10-Q	001-36281	10.2	November 7, 2016
10.27+	Amended and Restated Employment Agreement dated as of July 6, 2016 by and between the Company and James B. Weissman.	10-Q	001-36281	10.3	November 7, 2016
10.28+	Amended and Restated Employment Agreement dated as of November 4, 2016 by and between the Company and John B. Green.	10-Q	001-36281	10.4	November 7, 2016
10.29*+	Amended and Restated Employment Agreement dated as of February 25, 2020 by and between the Company and John B. Green.
10.30*+	Amended and Restated Employment Agreement dated as of February 24, 2020 by and between the Company and James B. Weissman.
10.31*+	Amended and Restated Employment Agreement dated as of February 21, 2020 by and between the Company and Bob. D. Brown.
10.32*+	Amended and Restated Employment Agreement dated as of February 21, 2020 by and between the Company and Douglas M. Fambrough, III.
10.33*+	Amended and Restated Employment Agreement dated as of February 26, 2020 by and between the Company and Ralf Rosskamp.
10.34	Form of Letter Agreement by and between the Company and Adam Koppel.	8-K	001-36281	10.3	March 30, 2017
10.35	Form of Redeemable Convertible Preferred Stock Purchase Agreement by and among the Company and seven institutional investors led by funds advised by Bain Capital Life Sciences L.P.	8-K	001-36281	10.1	March 30, 2017
10.36+	Employment Agreement, dated May 18, 2017, by and between the Company and Ralf Rosskamp.	10-Q	001-36281	10.3	August 10, 2017
10.37	Collaborative Research and License Agreement, dated October 27, 2017, by and between the Company and Boehringer Ingelheim International GmbH.	10-K	001-36281	10.30	March 8, 2018
10.38	Letter Agreement entered into on December 13, 2017 by and between the Company and the holders of its redeemable convertible preferred stock.	8-K	001-36281	10.1	December 14, 2017
10.39†	Confidential Settlement Agreement and General Release, dated April 18, 2018, between the Company and Alnylam Pharmaceuticals, Inc.	10-Q	001-36281	10.1	August 8, 2018
10.40	Share Issuance Agreement, dated April 20, 2018, between the Company and Alnylam Pharmaceuticals, Inc.	10-Q	001-36281	10.2	August 8, 2018
10.41†	Collaborative Research and License Agreement, dated October 22, 2018, by and between the Company and Alexion Pharma Holding Unlimited Company.	10-K	001-36281	10.34	March 13, 2019
10.42	Alexion Share Issuance Agreement, dated October 22, 2018, by and between the Company and Alexion Pharma Holding Unlimited Company.	10-K	001-36281	10.35	March 13, 2019
10.43†	Collaboration and License Agreement, dated October 25, 2018, by and between the Company and Eli Lilly and Company.	10-K	001-36281	10.36	March 13, 2019
10.44	Lilly Share Issuance Agreement, dated October 25, 2018, by and between the Company and Eli Lilly and Company.	10-K	001-36281	10.37	March 13, 2019
10.45†	Additional Target Agreement, dated December 31, 2018, by and between the Company and Boehringer Ingelheim International GmbH.	10-K	001-36281	10.38	March 13, 2019

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
10.46*††	Collaboration and License Agreement, dated October 30, 2019, by and between the Company, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.
10.47*††	Collaboration and License Agreement, dated November 15, 2019, by and between the Company and Novo Nordisk A/S.
10.48*	Share Issuance Agreement, dated November 15, 2019, by and between the Company and Novo Nordisk A/S.
10.49	Lease Agreement between the Company and Hayden Office Trust, dated as of January 2, 2019.	10-Q	001-36281	10.1	May 10, 2019
10.50	First Amendment to Lease Agreement between the Company and Hayden Office Trust, dated as of March 6, 2019.	10-Q	001-36281	10.1.1	May 10, 2019
10.51	Lease Agreement between the Company and Western Office Portfolio Property Owner LLC, dated as of August 26, 2019.	10-Q	001-36281	10.1	November 11, 2019
10.52*	First Amendment to Lease Agreement between the Company and Western Office Portfolio Property Owner LLC, dated as of February 4, 2020.
10.53*	Lease Agreement between the Company and HCP/King 75 Hayden LLC, dated as of January 14, 2020.
10.54*+	Employment Agreement dated as of June 19, 2019, by and between the Company and Robert Ciappenelli.
10.55*+	Amended and Restated Employment Agreement dated as of February 21, 2020, by and between the Company and Robert Ciappenelli.
10.56*+	Transition Agreement dated as of February 27, 2020, by and between the Company and John B. Green.
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Accounting Firm.
24	Power of Attorney (reference is made to the signature page).
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

†	Confidential treatment with respect to specific portions of this Exhibit has been requested, and such portions are omitted and have been filed separately with the Securities and Exchange Commission.

††	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

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
None.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Commonwealth of Massachusetts on February 27, 2020.

By:	/s/ Douglas M. Fambrough, III
Douglas M. Fambrough, III, Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ John B. Green
John B. Green Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas M. Fambrough, III, Ph.D. and John B. Green and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas M. Fambrough, III	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
Douglas M. Fambrough, III, Ph.D.

/s/ John B. Green	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2020
John B. Green

/s/ J. Kevin Buchi	Chairman	February 27, 2020
J. Kevin Buchi

/s/ Stephen Doberstein	Director	February 27, 2020
Stephen Doberstein, Ph.D.

/s/ Martin Freed	Director	February 27, 2020
Martin Freed, M.D.

/s/ Patrick Gray	Director	February 27, 2020
Patrick Gray

/s/ Stephen J. Hoffman	Director	February 27, 2020
Stephen J. Hoffman, MD., Ph.D.

/s/ Adam M. Koppel	Director	February 27, 2020
Adam M. Koppel, M.D., Ph.D.

/s/ Marc Kozin	Director	February 27, 2020
Marc Kozin

/s/ Anna Protopapas	Director	February 27, 2020
Anna Protopapas

/s/ Cynthia Smith	Director	February 27, 2020
Cynthia Smith