Form 10-Q
period 2020-03-31
Dicerna Pharmaceuticals Inc
filed 2020-05-07
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-36281
______________________________
DICERNA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)
______________________________

Delaware	20-5993609
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 Hayden Avenue Lexington, MA	02421
(Address of principal executive offices)	(Zip code)

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒
As of April 30, 2020, there were 73,916,403 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements regarding:
•future conduct of the business of the Company, its clinical programs, and operations, including in relation to the COVID-19 pandemic;
•the research and development plans and timelines related to the Company’s clinical programs, including the opportunity to enroll, continue, or resume clinical studies that are slowed or halted by the COVID-19 pandemic;
•the initiation, timing, progress, and results of our preclinical studies and Investigational New Drug Applications, Clinical Trial Applications, New Drug Applications, and other regulatory submissions;
•our alignment with the U.S. Food and Drug Administration on regulatory approval requirements;
•our ability to identify and develop product candidates for the treatment of additional disease indications;
•our or a collaborator’s ability to obtain and maintain regulatory approval of any of our product candidates;
•the rate and degree of market acceptance of any approved product candidates;
•the commercialization of any approved product candidates;
•our ability to establish and maintain existing and additional collaborations and retain commercial rights for our product candidates in the collaborations;
•the implementation of our business model and strategic plans for our business, technologies, and product candidates;
•how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations;
•our estimates of our expenses, ongoing losses, future revenue, and capital requirements;
•our ability to obtain and maintain intellectual property protection for our technologies and product candidates and our ability to operate our business without infringing the intellectual property rights of others;
•our reliance on third parties to conduct our preclinical studies or any clinical trials;
•the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, the availability of any of which could be significantly impaired by the COVID-19 pandemic;
•our ability to attract and retain qualified key management and technical personnel;
•our dependence on our existing collaborators, Alnylam Pharmaceuticals, Inc., Novo Nordisk A/S, Roche, Eli Lilly and Company, Alexion Pharmaceuticals, Inc., and Boehringer Ingelheim International GmbH, for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;
•our receipt and timing of any potential milestone payments or royalties under our existing research collaborations and license agreements or any future arrangements with our existing collaboration partners or any other collaborators;
•our financial performance; and
•developments relating to our competitors or our industry.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	MARCH 31, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$245,479	$152,816
Held-to-maturity investments	461,411	196,065
Contract receivables	15,000	200,354
Prepaid expenses and other current assets	8,606	6,934
Total current assets	730,496	556,169
NONCURRENT ASSETS:
Property and equipment, net	7,500	7,076
Right-of-use operating assets, net	29,932	30,102
Restricted cash equivalents	5,563	3,894
Other noncurrent assets	5,298	168
Total noncurrent assets	48,293	41,240
TOTAL ASSETS	$778,789	$597,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,497	$6,077
Accrued expenses and other current liabilities	19,087	20,042
Lease liability, current	3,164	3,358
Deferred revenue, current	223,556	212,258
Total current liabilities	252,304	241,735
NONCURRENT LIABILITIES:
Lease liability, noncurrent	20,518	20,141
Deferred revenue, noncurrent	327,506	182,730
Other noncurrent liabilities	555	608
Total noncurrent liabilities	348,579	203,479
TOTAL LIABILITIES	600,883	445,214
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 or December 31, 2019	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 73,779,069 and 71,573,196 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	725,707	677,504
Accumulated deficit	(547,808)	(525,316)
Total stockholders’ equity	177,906	152,195
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$778,789	$597,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Revenue	$34,028	$3,107
Operating expenses:
Research and development	43,171	21,603
General and administrative	16,023	9,676
Total operating expenses	59,194	31,279
Loss from operations	(25,166)	(28,172)
Other income (expense):
Interest income	2,613	2,018
Interest expense	(4)	—
Other income	65	—
Total other income, net	2,674	2,018
Net loss	$(22,492)	$(26,154)
Net loss per share – basic and diluted	$(0.31)	$(0.38)
Weighted average common shares outstanding – basic and diluted	72,919,378	68,259,354
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	THREE MONTHS ENDED MARCH 31, 2020
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2020	71,573,196	$7	$677,504	$(525,316)	$152,195
Exercises of common stock options	128,373	—	588	—	588
Stock-based compensation expense	—	—	8,527	—	8,527
Proceeds from issuance of common stock, net of commissions and offering costs of $904	2,077,500	—	39,088	—	39,088
Net loss	—	—	—	(22,492)	(22,492)
BALANCE – March 31, 2020	73,779,069	$7	$725,707	$(547,808)	$177,906

	THREE MONTHS ENDED MARCH 31, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2019	68,210,742	$7	$605,495	$(404,809)	$200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	78,164	—	353	—	353
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	4,784	43	4,827
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	(91)	(91)
Net loss	—	—	—	(26,154)	(26,154)
BALANCE – March 31, 2019	68,288,906	$7	$610,632	$(431,011)	$179,628
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,492)	$(26,154)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	8,527	4,827
Depreciation and amortization expense	535	242
Amortization of premium on investments	(191)	(1,225)
Non-cash lease expense	1,803	445
Other	(62)	—
Changes in operating assets and liabilities:
Litigation settlement payable	—	(10,500)
Deferred revenue	156,074	4,893
Prepaid expenses and other assets	(6,802)	886
Accounts payable	957	1,064
Contract receivables	185,354	100,000
Accrued expenses and other liabilities	(488)	(1,735)
Lease liability	(2,131)	(456)
Net cash provided by operating activities	321,084	72,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	84,000	88,000
Purchases of held-to-maturity investments	(349,155)	(49,451)
Purchases of property and equipment	(1,380)	(2,280)
Other	15	—
Net cash (used in) provided by investing activities	(266,520)	36,269
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent commissions	39,192	—
Payments of common stock offering costs	—	(50)
Proceeds from exercises of stock options and issuances under Employee Stock Purchase Plan	588	196
Other	(12)	—
Net cash provided by financing activities	39,768	146
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	94,332	108,702
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	156,710	54,983
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$251,042	$163,685

SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$1,101	$667
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$259	$863
NONCASH FINANCING ACTIVITIES
Common stock offering costs included in accounts payable or accrued expenses	$104	$—
Right-of-use assets acquired through financing leases	$48	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Cash and cash equivalents	$245,479	$160,141
Restricted cash equivalents	5,563	3,544
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$251,042	$163,685
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except share and per share data and where otherwise noted)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Dicerna Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and headquartered in Lexington, Massachusetts, is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to selectively silence genes that cause or contribute to disease. Using the Company’s proprietary RNAi technology platform (“GalXC”™), Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By reducing the level of disease-causing genes of the liver, Dicerna’s GalXC platform has the potential to safely target conditions that are difficult to treat with other modalities. Continually innovating, Dicerna is also exploring new applications of RNAi technology beyond the liver, targeting additional tissues and enabling new therapeutic applications. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Alnylam Pharmaceuticals, Inc. (“Alnylam”), Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”). Between Dicerna and its collaborative partners, the Company currently has more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegeneration and pain.
COVID-19
On March 11, 2020, the World Health Organization declared the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption worldwide. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, and other public health safety measures.

Dicerna has been impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which the Company operates. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting the Company’s collaborative agreements and its own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in the Company’s clinical trials, and Dicerna has undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain.

Current supply of Dicerna’s investigational medicines is sufficient to support ongoing clinical trials. Based on current evaluations, Dicerna’s supply chains continue to appear intact at this time to meet the foreseeable 2020 clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. The Company has undertaken efforts to mitigate potential future impacts to the supply chain by increasing its stock of critical starting materials required to meet its needs and its collaborative partners’ needs through mid-2021 and by identifying and engaging alternative suppliers. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 and remains in close contact with suppliers.

The extent to which COVID-19 impacts the Company’s operations or those of its third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19, and the actions to contain the spread of COVID-19 or treat its impact, among others.
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2020 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2020 and 2019. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for any other interim period, or for any other future year.
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
Summary of significant accounting policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K except for the adoption of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as discussed below.

Measurement of Credit Losses
For financial assets measured at amortized cost, companies must record an allowance for credit losses and changes at the end of each reporting period in the condensed consolidated statement of operations. When developing an estimate of expected credit losses on financial assets, the Company will consider available information relevant to assessing the collectability of cash flows. This information may include internal information, external information, or a combination of both, relating to past events, current conditions, and reasonable and supportable forecasts for financial asset pools.
The Company’s investment in U.S. Treasury securities, reported as held-to-maturity investments, and the associated accrued interest reported as prepaid expenses and other current assets on the condensed consolidated balance sheets, is its only pool of financial assets. The financial assets pool was determined by the type of financial asset instrument and its credit quality. Management does not expect a credit loss with U.S. Treasury securities and determined an allowance was not required based on, as of the reporting date, the U.S. Federal Reserve not having a history of defaulting on its obligations.

Recent accounting pronouncement
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The FASB subsequently issued amendments to ASU 2016-13 which have the same effective date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establish additional disclosures related to credit risks associated with financial assets. The adoption of this standard did not have a significant impact on the Company’s financial statements.
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
The outstanding securities presented below were excluded from the calculation of net loss per shares because such securities would have been anti-dilutive due to the Company’s net loss per share during the three months ended on the dates presented.

	MARCH 31, 2020	MARCH 31, 2019
Options to purchase common stock	14,943,084	11,191,789
Nonvested restricted stock units	703,700	—
Warrants to purchase common stock	2,198	2,198
Total	15,648,982	11,193,987

3. HELD-TO-MATURITY INVESTMENTS

	MARCH 31, 2020
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$461,411	$3,094	$—	$464,505

	DECEMBER 31, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$196,065	$160	$(6)	$196,219
The unrealized losses on the Company’s investments in U.S. Treasury securities were the result of interest rate increases. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell its investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases.
4. FAIR VALUE MEASUREMENTS
A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis is presented below:

	MARCH 31, 2020
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$245,426	$245,426	$—	$—
Held-to-maturity investments
U.S. Treasury securities	464,505	—	464,505	—
Restricted cash equivalents
Money market funds	5,563	5,563	—	—
Total	$715,494	$250,989	$464,505	$—

	DECEMBER 31, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$152,903	$152,903	$—	$—
Held-to-maturity investments
U.S. Treasury securities	196,219	—	196,219	—
Restricted cash equivalents
Money market funds	3,894	3,894	—	—
Total	$353,016	$156,797	$196,219	$—
The Company’s cash equivalents and restricted cash equivalents, which are in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of March 31, 2020 and December 31, 2019.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of March 31, 2020 and December 31, 2019.
As of March 31, 2020 and December 31, 2019, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
5. COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS
Novo collaboration and share purchase agreements
Background
On November 15, 2019, Dicerna and Novo entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”). Under the terms of the Novo Collaboration Agreement, the Company and Novo will seek to use GalXC to explore more than 30 gene targets associated with liver disease with the goal of delivering multiple clinical candidates for disorders including chronic liver disease, non-alcoholic steatohepatitis (“NASH”), type 2 diabetes, obesity, and rare diseases. The Company will conduct and fund discovery and preclinical development to clinical candidate selection for each liver cell target. Novo will be responsible for all further development and commercialization of each candidate selected for development, with the Company manufacturing clinical candidates selected for Phase 1-related clinical development, subject to reimbursement for its manufacturing costs. In addition, the Company will assist Novo with the Investigational New Drug (“IND”) filing for the first development candidate. The Company also retains the ability to opt in to co-development of a total of two programs during clinical development in Phases 1-3, subject to limitations in the event of a change in control. If the Company exercises a co-development option, it also has an option to co-promote the product in the United States, subject to limitations in the event of a change in control of the Company. Additionally, the Company may lead the development and commercialization of two programs targeting orphan liver diseases, with Novo retaining the ability to opt in to both programs in Phases 1-3. The Company and Novo will share profit and loss for the Company’s orphan liver and Novo products should both parties elect to co-develop.
The Company will work exclusively with Novo during the research collaboration period on the discovery, research, development, and commercialization of hepatocyte targets not otherwise subject to the Company’s existing partnerships and Novo will, during a specified discovery period, work exclusively with the Company in any new research and development of compounds and products directed to collaboration targets using small interfering RNA (“siRNA”) conjugated to the sugar N-acetyl-D-galactosamine (“GalNAc”) to reduce the expression of specific target genes in the liver. Under the Novo Collaboration Agreement, the Company will provide Novo with exclusive and non-exclusive licenses and manufacturing support to enable Novo to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Novo Collaboration Agreement, Novo paid the Company an upfront payment of $175.0 million, subject to delivery of target information, in January 2020. The Company is also eligible to receive an additional $75.0 million ($25.0 million at the end of each of the first three years of the Novo Collaboration Agreement), contingent upon the Company delivering GalXC molecules for a defined number of targets, and additional payments totaling up to approximately $357.5 million per target upon achievement of specified development, regulatory, and commercial milestones. In addition, Novo will pay the Company mid-single-digits to mid-teens royalties on product sales on a country-by-country and product-by-product basis until the later of 10 years after the date of first commercial sale of each product in such country, expiration of specified patent rights in such country, or the expiration of specified regulatory exclusivity in such country for GalXC products, subject to royalty step-down provisions set forth in the agreement.
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
Accounting Analysis
The Novo Collaboration Agreement and the Novo Share Issuance Agreement (collectively, “the Novo Agreements”) were executed on the same date and negotiated as a package. Management therefore concluded that the Novo Agreements are to be combined for accounting purposes and concluded that Novo is a customer in this arrangement pursuant to the revenue recognition guidance.
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
The total transaction price for the Novo Agreements is $254.2 million, consisting of the total $175.0 million upfront compensation, $75.0 million (payable in three equal annual payments of $25.0 million), and a $4.2 million premium on the sale of shares under the

Novo Share Issuance Agreement. The Company applied equity accounting guidance to measure the $45.8 million recorded in equity upon the issuance of the shares. The upfront payment of $175.0 million was payable to the Company upon the delivery of a bioinformatics package and mapping plan for at least one of the initial targets selected by Novo and was paid in January 2020. The $75.0 million in additional payments is contingent on the Company providing a certain number of mapped targets per year. If the Novo Collaboration Agreement is terminated prior to the third anniversary of its effective date, the Company is entitled to 80% of the outstanding and unearned annual payments. The Company assumed that the mapped targets will be delivered and that the contract will not be canceled. The Company also has experience with mapping targets, and therefore, concluded that such amount does not need to be constrained. Accordingly, the Company included the $75.0 million of additional payments in the transaction price.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential preclinical, development, and regulatory variable consideration milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
The Company recognized $1.6 million of revenue under the Novo Collaboration Agreement during the three months ended March 31, 2020. The amount of the Company’s partially unsatisfied performance obligation, recorded as a contract liability presented in deferred revenue at March 31, 2020, was $177.6 million, of which $33.1 million is included in the current portion of deferred revenue, and was $4.2 million, of which $0.8 million was included in the current portion of deferred revenue, as of December 31, 2019. As of March 31, 2020, the Company expected to recognize revenue over the five-year research term, which may be extended for up to two years.

Roche collaboration agreement
Background
On October 30, 2019, the Company and Roche entered into a Collaboration and License Agreement (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, the Company and Roche will seek to progress RG6346, the companies’ investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization, as well as provide an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of hepatitis B virus (“HBV”).
The Roche Collaboration Agreement requires that Dicerna completes the ongoing Phase 1 clinical trial, along with additional Phase 1 cohorts that were requested by Roche, which will reimburse the Company for the cost of the additional cohorts, after which Roche will lead the development and commercialization of the RG6346 program. Roche also has until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche which are intended primarily to treat HBV. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Company’s and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company will provide Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Roche Collaboration Agreement, Roche paid the Company a non-refundable upfront payment of $200.0 million in January 2020. The Company is also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones. In addition, Roche will pay the Company up to mid-teens percent royalties on product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing RG6346 in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, the Company has an option to co-fund the development of products under the agreement and, if exercised, receive high-twenties to mid-thirties royalty rates on net sales of products in the United States. If the Company exercises the co-funding option, it also has an option to co-promote products containing RG6346 in the United States.
Accounting Analysis
The Company concluded that Roche is a customer in this arrangement pursuant to the revenue recognition guidance. The Company identified contract promises under the agreement for (i) the license of intellectual property and know-how rights related to the lead compound, (ii) research and development services to complete the Phase 1 study associated with the lead compound, (iii) lead compound transfer activities, (iv) manufacturing of clinical supply for the lead compound Phase 1 study, and (v) Roche’s option to receive additional goods and services related to the research and development collaboration. The Company determined that the Roche Collaboration Agreement contains two performance obligations consisting of: (i) a combined performance obligation that includes a license, related development and manufacturing services to complete the Phase 1 study, and manufacturing obligations through the completion of the Phase 1 study related to the lead compound, and (ii) a material right to enter into a research and development collaboration to develop additional targets. While evaluating contract promises to determine whether each was capable of being distinct and distinct within the context of the contract, management considered the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that the promises of the license and research and development services related to the lead compound were not distinct from each other. Accordingly, these promises were combined into one performance obligation. Upon Roche’s exercise of its option to enter into the research and development collaboration for which no additional consideration will be received, Roche has the right to nominate up to five additional targets. To enter the research and development collaboration, Roche is required to nominate three targets (each, a “Selected Target”) prior to December 31, 2020. For each target, Roche will receive a license to the Selected Target, for which the Company will perform research services through clinical candidate selection. The Company is not required to perform services on more than three Selected Targets at any time. Roche also has the right to replace up to three Selected Targets if a clinical candidate cannot be identified during the research term.
The total transaction price for the Roche Collaboration Agreement is $204.5 million, consisting of the upfront payment of $200.0 million and the estimated reimbursement from Roche related to the additional cohorts. The Company used the most likely amount method to estimate the amount of reimbursement, which was considered variable consideration, related to the additional cohorts. As reimbursement will be made as the Company performs the related services, the Company concluded that such amount does not need to be constrained, and therefore, included the full amount of the estimated reimbursement by Roche in the transaction price.
The Company also estimated that the most likely amount for each potential development and regulatory variable consideration milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The Company allocated the $204.5 million transaction price to the performance obligations on a relative standalone selling price basis. The Company estimated the standalone selling price for the lead compound performance obligation of $159.0 million using the adjusted market assessment approach, whereby the Company adjusted comparable third-party transactions to reflect the stage of development of the Company’s asset. To determine the estimated standalone selling price of the material right of $45.5 million, the Company estimated the standalone selling price of the underlying performance obligations included in the material right and estimated the probability of Roche exercising such underlying performance obligations. The Company concluded that the research and development collaboration material right contains (i) five material rights to receive a selected target license and related research and development services, and (ii) three material rights to receive a replacement selected target license and related research and development services. The variable consideration related to the reimbursement from Roche for the additional Phase 1 cohorts and any milestones and royalties that are achieved will be allocated specifically to the lead compound performance obligation, as this variable consideration relates specifically to the Company’s satisfaction of the lead compound performance obligation and such allocation has been determined to be consistent with the allocation objective of revenue recognition guidance.
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
The Company recognized $19.3 million of revenue under the Roche Collaboration Agreement during the three months ended March 31, 2020. The amount of the Company’s partially unsatisfied performance obligation, recorded as a contract liability presented in deferred revenue at March 31, 2020, was $180.7 million, of which $106.6 million is included in the current portion of deferred revenue and is primarily associated with completion of our Phase 1 study of RG6346. The amount of the Company’s unsatisfied performance obligation at December 31, 2019 was $200.0 million, of which $118.1 million was included in the current portion of deferred revenue. As of March 31, 2020, the Company expected to recognize the balance of deferred revenue during the estimated three-year research term, which may be extended for up to two years.
Lilly collaboration and share purchase agreements
On October 25, 2018, the Company entered into a Collaboration and License Agreement with Lilly (the “Lilly Collaboration Agreement”) for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegeneration, and pain. Under the terms of the Lilly Collaboration Agreement, the Company and Lilly will seek to use GalXC to progress new drug targets toward clinical development and commercialization. In addition, the Company and Lilly will collaborate to extend the GalXC technology to non-liver (i.e., non-hepatocyte) tissues, including neural tissues.
The Company will work exclusively with Lilly in the neurodegeneration and pain fields, with the exception of mutually agreed upon orphan indications. Additionally, the Company will work exclusively with Lilly on select targets in the cardiometabolic field. Under the Lilly Collaboration Agreement, the Company will provide Lilly with exclusive and non-exclusive licenses to support the companies’ activities and to enable Lilly to commercialize products derived from or containing compounds developed pursuant to such agreement. The Lilly Collaboration Agreement provides for three initially named hepatocyte targets, and the Company and Lilly developed research programs with the goal of researching and developing multiple lead candidates directed to each of these initial targets. The Lilly Collaboration Agreement contemplates in excess of ten targets.
Lilly agreed to pay the Company a non-refundable upfront payment of $100.0 million. The Company is also eligible to receive up to $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment, which will become due for each of the non-hepatocyte targets when a product candidate achieves proof of principle in an animal model. In addition, the Company is eligible to earn mid-single- to low-double-digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement. Simultaneously with the entry into the Lilly Collaboration Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Issuance Agreement”), pursuant to which Lilly purchased 5,414,185 shares of the Company’s common stock at $18.47 per share, for an aggregate purchase price of $100.0 million. The Lilly Share Issuance Agreement is to be combined with the Lilly Collaboration Agreement (together, the “Combined Agreements”) for accounting purposes.
Accounting Analysis
The Company concluded that Lilly is a customer in this arrangement. As such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified contract promises under the Combined Agreements for licenses of intellectual property and know-how rights, associated research and development services for targets and for the extension of the GalXC platform, and participation on a joint steering committee. The Company determined that the contract promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that there was a single identified combined performance obligation. The total transaction price for the Combined Agreements is $148.7 million, consisting of the total $100.0 million upfront compensation and $48.7 million premium on the sale of shares under the Lilly Share Issuance Agreement. The Company applied equity accounting guidance to measure the $51.3 million recorded in equity upon the issuance of the shares.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
The Company recognized $9.6 million and $0.5 million of revenue under the Lilly Collaboration Agreement during the three months ended March 31, 2020 and 2019, respectively. The amount of the Company’s partially unsatisfied performance obligation, recorded as a contract liability presented in deferred revenue at March 31, 2020, was $125.9 million, of which $45.4 million is included in the current portion of deferred revenue, and was $135.5 million, of which $63.2 million was included in the current portion of deferred revenue, as of December 31, 2019. As of March 31, 2020, the Company expected to recognize this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022.
Alexion collaboration and equity agreements
On October 22, 2018, the Company and Alexion entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”). The Alexion Collaboration Agreement is for the joint discovery and development of RNAi therapies for complement-mediated diseases. The Company and Alexion will collaborate on the discovery and development of subcutaneously delivered GalXC candidates, currently in preclinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. The Company will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. The Company will be responsible for manufacturing of the GalXC candidates through the completion of Phase 1, and certain related costs will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1. The Alexion Collaboration Agreement provides Alexion with exclusive worldwide licenses as well as development and commercial rights to the GalXC RNAi molecules developed in the collaboration in exchange for development and approval-related milestones, sales milestones, and royalties on future product sales.
Alexion paid the Company a non-refundable upfront payment of $22.0 million. The Alexion Collaboration Agreement also provides for potential additional payments to the Company of up to $600.0 million from proceeds from target option exercises and development and sales milestones, as defined in the agreement, which includes: (i) option exercise fees of up to $20.0 million, representing $10.0 million for each of the targets selected; (ii) development milestones of up to $105.0 million for each product; and (iii) aggregate sales milestones of up to $160.0 million. Alexion also agreed to pay the Company mid-single- to low-double-digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
Simultaneously with the entry into the Alexion Collaboration Agreement, the Company and Alexion entered into a Share Purchase Agreement (the “Alexion Share Issuance Agreement”), pursuant to which Alexion purchased 835,834 shares of the Company’s common stock at $17.95 per share at issuance, for an aggregate purchase price of $15.0 million. Management concluded that the Alexion Share Issuance Agreement was to be combined with the Alexion Collaboration Agreement (together, the “Alexion Agreements”) for accounting purposes. With respect to the $15.0 million of cash received upon issuance of the shares, the Company applied equity accounting guidance to measure the $9.1 million recorded in equity upon the issuance of the shares, and the remaining $5.9 million was included as a component of the transaction price attributable to the revenue arrangement.
Accounting Analysis
The Company concluded that Alexion is a customer in this arrangement, and as such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified the following promises under the arrangement: (i) the grant of licenses of intellectual property and know-how rights; (ii) the option to select additional targets; (iii) the option to perform validation testing on additional targets; (iv) associated research and development services for the initial and, as applicable, additional targets; and (v) participation in the joint steering committee. The Company concluded that the research and development services were not capable of being distinct from the research and development licenses, and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. The Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion cannot benefit from the granted license on its own or together with other resources that are readily available to Alexion, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. The Company also concluded that, while participation on the joint steering committee was capable of being distinct, participation is not distinct from the research and development services within the context of the contract, as they are both inputs to the combined output of a target that successfully achieves IND approval. As a result, the combination of the license of intellectual property together with the provision of research and development services and participation on the joint steering committee together represent the highest level of goods and services that can be deemed distinct.
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
The Alexion Collaboration Agreement transaction price was determined to be $42.4 million, which is comprised of the $22.0 million upfront payment, the $5.9 million identified upon issuance of the shares, as described above, and $14.5 million in aggregate contingent milestone payments that were either received or probable of achievement and under the Company’s control.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development milestone payment beyond the three initial research program milestones under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, such milestones were initially excluded from the transaction price. Management will re-evaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Revenue associated with the performance obligation is being recognized as services are provided using an input method based on a cost-to-cost measure of progress. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations and reflects a faithful depiction of the transfer of goods and services.
In November 2019, the Company and Alexion amended the Alexion Collaboration Agreement (the “Amendment”) to clarify funding of certain manufacturing costs for each of the two initial targets and increased milestone payments for the additional targets if Alexion exercised its options for the two additional targets.
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC molecules. These exercises expand the companies’ existing research collaboration and license agreement to now encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target that will be recognized into revenue as the related services are performed.
The Company concluded that the Amendment modified the original agreement, as the transaction price was changed as a result of Dicerna assuming responsibility for certain manufacturing costs associated with the initial targets. The exercise of the options created a single new arrangement for accounting purposes.
The Company concluded that Alexion is a customer in the Amendment. The Company identified the following promises under the Amendment: (i) the grant of licenses of intellectual property and know-how rights, and (ii) associated research and development services for the additional targets. The Company concluded that the research and development services were not capable of being distinct from the licenses and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. Similar to the initial targets, the Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion cannot currently benefit from the granted license on its own or together with other resources that are readily available to Alexion. As a result, the combination of the license of intellectual property together with the provision of research and development services together represent the highest level of goods and services that can be deemed distinct. Based on management’s assessments, the Company identified a single performance obligation, namely, the combined license and research and development services, for each of the two additional targets. The transaction price of the Amendment was determined to be $35.0 million, which is comprised of the $20.0 million in option exercise fees and $15.0 million in aggregate contingent milestone payments that were probable of achievement and under the Company’s control.
During the three months ended March 31, 2020 and 2019, the Company recognized $2.1 million and $0.4 million as revenue under the Alexion Agreement, respectively, and recognized $0.6 million for the three months ended March 31, 2020 related to the Amendment. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations and recorded as deferred revenue at March 31, 2020 was $65.2 million, of which $36.8 million is included in the current portion of deferred revenue, and was $53.0 million, of which $27.9 million was included in the current portion of deferred revenue, as of December 31,

2019. As of March 31, 2020, the Company expects the majority of deferred revenue to be recognized through the second quarter of 2022.
BI Agreement and related amendment
On October 27, 2017, the Company entered into a collaborative research and license agreement with BI (the “BI Agreement”), pursuant to which the Company and BI jointly research and develop product candidates for the treatment of chronic liver disease using GalXC. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene (the “Second Target”). Pursuant to the BI Agreement, Dicerna granted BI a worldwide license in connection with the research and development of such product candidates and transferred certain intellectual property rights of the selected product candidates to BI for clinical development and commercialization. Dicerna also may provide assistance to BI in order to help BI further develop selected product candidates. BI paid Dicerna a non-refundable upfront payment of $10.0 million for the first target. BI also agreed to reimburse Dicerna certain third-party expenses of $0.3 million.
The Company is eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target. Dicerna is also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single-digits up to low double-digits. BI’s Second Target option provided for an option fee payment of $5.0 million and success-based development and commercialization milestones and royalty payments to Dicerna.
Milestone payments that are contingent upon the Company’s performance under the BI Agreement include potential developmental milestones totaling $99.0 million. All potential net sales milestones, totaling $95.0 million, will be accounted for in the same manner as royalties.
Accounting Analysis
The Company concluded that BI is a customer in this arrangement, and as such, the arrangement falls within the scope of the revenue recognition guidance. The Company identified the following promises under the contract: the license of intellectual property and conducting agreed-upon research program services. The Company concluded that the license and research and development services are not capable of being distinct and are not distinct within the context of the contract; therefore, the Company considers these to be one performance obligation. The Company concluded that the option underlying the transfer of future licenses and potential associated research for any not-yet-known target gene is not a performance obligation of the contract at inception because the option fee reflects the standalone selling price of the option, and therefore, the option is not considered to be a material right. The Company considered the level of BI’s therapeutic expertise specifically related to RNAi, as well as BI’s know-how with regard to the Company’s GalXC conjugates, and concluded that BI cannot benefit from the granted license on its own or together with other resources that are readily available to BI, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. As a result, the combination of the license of intellectual property together with the provision of research and development support services together represent the highest level of goods and services that can be deemed distinct.
Based on management’s evaluation, the $10.0 million non-refundable upfront fee and the $0.3 million agreed-upon reimbursable third-party expenses constituted the amount of the consideration to be included in the transaction price and were allocated to the performance obligation identified. None of the development milestones have been included in the transaction price during the period, since none of such milestone amounts are within the control of the Company and are not considered probable to occur until confirmed by BI, at BI’s sole discretion. Any consideration related to commercial sales-based milestones (including royalties) will be recognized at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The $10.3 million transaction price for the first target was recognized through July 2019, which was the point where the Company’s obligation to provide research support services to BI for the first target ended. Related revenue was recognized on a straight-line basis, which was, in management’s judgment, an appropriate measure of progress toward satisfying the performance obligation.
The Company recognized $1.4 million during the three months ended March 31, 2019 as revenue associated with the first target under the BI Agreement in the accompanying condensed consolidated statement of operations.
BI contract amendment – Background
In October 2018, BI exercised its Second Target option, which entitled the Company to a non-refundable payment of $5.0 million and reimbursement of $0.7 million for certain third-party expenses. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed to in an Additional Target Agreement (the “ATA”), which was entered into on December 31, 2018.

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
Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company recognized $0.8 million associated with the Second Target under the BI Agreement during both the three months ended March 31, 2020 and 2019, respectively. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligation and recorded as deferred revenue at March 31, 2020 is $1.6 million, all of which is included in the current portion of deferred revenue, and was $2.3 million, all of which was included in the current portion of deferred revenue, as of December 31, 2019.
In addition to establishing the terms of the Second Target option exercise, the ATA also amends the BI Agreement to provide the parties the opportunity to consider the development of product candidates targeting a further additional target gene (the “Third Target Option”).
Per the ATA, if BI elects to exercise the Third Target Option following Dicerna’s presentation of data for a new product candidate, the parties must also agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to the Company, and upon such agreement and consummation of such exercise, BI would make an option fee payment to the Company of $5.0 million. This option exercise fee is consistent with the Second Target option exercise fee, which management concluded was representative of the standalone selling price. If BI chooses to exercise the Third Target Option, the Company will be responsible for the discovery and initial profiling of the product candidates, including primary preclinical studies, synthesis, and delivery. BI will be responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further preclinical development, clinical development, manufacturing, and commercialization of those products. If the Third Target Option is exercised, such exercise would result in a new arrangement for accounting purposes, as the licensing rights and research and development services underlying the Third Target Option are distinct from those associated with the initial and Second Targets.
The following table presents changes in the Company’s aggregate deferred revenue balances for each reporting period:

	THREE MONTHS ENDED MARCH 31, 2020
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$394,988	$190,102	$(34,028)	$551,062

	YEAR ENDED DECEMBER 31,
	BALANCE AT BEGINNING OF PERIOD	ADDITIONS	DEDUCTIONS	BALANCE AT END OF PERIOD
Deferred revenue, current and noncurrent	$183,186	$235,631	$(23,829)	$394,988

6. STOCK-BASED COMPENSATION
During the three months ended March 31, 2020 and 2019, the Company granted stock options to purchase 2,906,300 and 3,564,500 shares of common stock with aggregate grant date fair values of $44.3 million and $28.8 million, respectively. During the three months ended March 31, 2020, the Company granted 720,600 restricted stock units with a grant date fair value of $16.0 million.
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

THREE MONTHS ENDED MARCH 31,
	2020	2019
Common stock price	$15.61 - $22.58	$10.31 - $14.13
Expected option term (in years)	5.82 - 6.08	5.94 - 6.07
Expected volatility	79.14% - 79.57%	78.79% - 79.31%
Risk-free interest rate	0.70% - 1.71%	2.24% - 2.62%
Expected dividend yield	—%	—%
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Research and development expenses	$4,303	$1,858
General and administrative expenses	4,224	2,969
Total	$8,527	$4,827

7. LEASES
On January 14, 2020, the Company entered into a non-cancelable real property lease agreement for 61,282 square feet of laboratory and office space in Lexington, Massachusetts. The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend the term for two additional successive periods of 5 years thereafter. The aggregate total fixed rent is approximately $41.8 million with the annual fixed rental payments escalating from $3.6 million to $4.8 million during the original term. The Company was required to establish a $1.5 million letter of credit that has been secured by money market investments and presented as restricted cash equivalents.
Payments due under the lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessors’ operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. This lease does not contain a residual value guarantee.
The interest rate implicit in the lease agreement is not readily determinable, and as such, the Company will utilize its incremental borrowing rate to calculate the lease liability, which is the rate incurred to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment at the time the asset is made available to the Company.
8. COMMITMENTS AND CONTINGENCIES
Legal proceedings
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2020.

9. SUBSEQUENT EVENT
On April 3, 2020, the Company and Alnylam entered into a collaboration and license agreement (the “Alnylam Collaboration Agreement”) and a patent cross-license agreement (the “Alnylam Cross-License Agreement”). Pursuant to the Alnylam Collaboration Agreement, the Company and Alnylam will work to develop and commercialize investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease (“alpha-1 liver disease”). Pursuant to the Alnylam Cross-License Agreement, the Company and Alnylam will cross-license their respective intellectual property in the primary hyperoxaluria (“PH”) disease area related to Alnylam’s lumasiran and the Company’s nedosiran investigational program.
Under the Alnylam Collaboration Agreement, the Company’s DCR-A1AT and Alnylam’s ALN-AAT02 investigational RNAi therapeutics, each in Phase 1/2 development, will be explored for the treatment of alpha-1 liver disease. Additionally, the Company assumes responsibility for both ALN-AAT02 and DCR-A1AT (collectively, the “A1AT Product(s)”) at its cost, and may progress one or both of these investigational medicines through clinical development. The Company will select which product candidate to advance in development for the treatment of patients with alpha-1 liver disease. At the completion of Phase 3 development, Alnylam will have the no-cost opportunity to opt in to commercialize the selected candidate in countries outside the U.S. If Alnylam exercises its opt-in right, each party shall pay tiered royalties to the other party based on net product sales generated in its territory at rates dependent on each candidate commercialized, with low-single-digit to high-single-digit royalties payable to Alnylam and low-double-digit to high-teens royalties payable to the Company based on product sales on a country-by-country and product-by-product basis, subject to royalty step-down provisions set forth in the agreement. In the event Alnylam waives its commercialization option, the Company will retain worldwide rights to commercialize the selected candidate in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $180.0 million if both product candidates progress to commercialization, and royalties payable to Alnylam based on net product sales, also at a rate dependent on each candidate commercialized, ranging from low single-digits to low double-digits on product sales on a country-by-country and product-by-product basis, subject to royalty step-down provisions set forth in the agreement.
The Alnylam Collaboration Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. The Company may terminate the Alnylam Collaboration Agreement at any time without cause following the notice period described in the agreement. Either party may terminate the Alnylam Collaboration Agreement in the event of a patent challenge by either party or in the event of an uncured material breach of the other party. Further, the Alnylam Collaboration Agreement will terminate upon the expiration of all royalty terms thereunder.
Under the Alnylam Cross-License Agreement, Alnylam and the Company have granted non-exclusive cross-licenses to their respective intellectual property related to their respective PH treatment investigational programs, with the goal of providing each party with the freedom to develop and commercialize its respective investigational RNAi product candidate: Alnylam’s lumasiran targeting glycolate oxidase for the treatment of PH type 1 and the Company’s nedosiran targeting lactate dehydrogenase A for the treatment of PH types 1, 2, and 3. The Alnylam Cross-License Agreement further provides for Alnylam to pay mid- to high-single-digit royalties to the Company based on global net sales of lumasiran and for the Company to pay low-single-digit royalties to Alnylam on global net sales of nedosiran.
The Alnylam Cross-License Agreement includes various representations, warranties, covenants, indemnities, and other customary provisions. The Alnylam Cross-License Agreement cannot be terminated by either party for the other party’s breach. However, either party may terminate the Alnylam Cross-License Agreement or may reduce the royalty payable to the other party upon a patent-related challenge by the other party unless the challenge is withdrawn and no longer pending within the time periods specified in the Alnylam Cross-License Agreement. Further, the Alnylam Cross-License Agreement will terminate upon the expiration of the last-to-expire Patent Rights licensed thereunder.
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
Overview
Dicerna Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to selectively silence genes that cause or contribute to disease. Using our proprietary RNAi technology platform, GalXC™, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By reducing the level of disease-causing genes of the liver, Dicerna’s GalXC platform has the potential to safely target conditions that are difficult to treat with other modalities. Continually innovating, Dicerna is also exploring new applications of RNAi technology beyond the liver, targeting additional tissues and enabling new therapeutic applications. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Alnylam Pharmaceuticals, Inc. (“Alnylam”), Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”). Between Dicerna and our collaborative partners, we currently have more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegeneration and pain.
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
The GalXC RNAi platform supports Dicerna’s long-term strategy to retain a full or substantial ownership stake in our programs, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases. These certain rare disease programs, which include our nedosiran and A1AT product(s) programs, represent opportunities that we believe carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and the potential for more rapid clinical development paths to regulatory approval. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we plan to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.
The COVID-19 pandemic has resulted in slower enrollment in our clinical trials, and we have undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. We believe we have sufficient capital to fund the execution of our current clinical and operating plans into 2023.
Current supply of Dicerna’s investigational medicines is sufficient to support ongoing clinical trials. Based on current evaluations, Dicerna’s supply chains continue to appear intact at this time to meet our foreseeable 2020 clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through mid-2021 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 and remain in close contact with suppliers. Please refer to the “Financial Operations Overview” section below for specific anticipated effects on our financial statement line items.
Executive Summary
Our results of operations for and liquidity and capital resources as of the three months ended March 31, 2020 include the following:
• In January 2020, we entered into a 125-month non-cancelable real property lease agreement for 61,282 square feet of office space in Lexington, Massachusetts. We currently anticipate this lease commencing during the fourth quarter of 2020.
• In January 2020, we received a $200.0 million upfront payment from Roche associated with a collaboration agreement executed in October 2019 to which we were a party. The agreement with Roche is to progress RG6346, the investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization as well as an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of chronic hepatitis B virus (“HBV”) infection.
• In January 2020, we received a $175.0 million upfront payment from Novo associated with a collaboration agreement executed in November 2019 to which we were a party. The agreement with Novo is for the use of the Company’s proprietary GalXC™ platform to progress novel therapies for the treatment of liver-related cardiometabolic diseases towards clinical development and commercialization.
•Revenue from collaborative arrangements during the three months ended March 31, 2020 reflects $19.3 million, $9.6 million, $2.7 million, $1.6 million, and $0.8 million from the Roche, Lilly, Alexion, Novo, and BI collaborations, respectively, compared to $2.2 million, $0.5 million, and $0.4 million related to the BI, Lilly, and Alexion collaborations, respectively, during the three months ended March 31, 2019.
In addition, in April 2020, we and Alnylam entered into a collaboration and license agreement (the “Alnylam Collaboration Agreement”) and a patent cross-license agreement (the “Alnylam Cross-License Agreement”). Under the Alnylam Collaboration Agreement, we and Alnylam will work to develop and commercialize investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease (“alpha-1 liver disease”). Under the Alnylam Cross-License Agreement, we and Alnylam will cross-license our respective intellectual property related to Alnylam’s lumasiran and our nedosiran investigational programs for the treatment of primary hyperoxaluria (“PH”). The non-exclusive license agreement provides for Alnylam to pay mid- to high-single-digit royalties to Dicerna based on global net sales of lumasiran and for Dicerna to pay low-single-digit royalties to Alnylam on global net sales of nedosiran. The non-exclusive cross-license agreement ensures that each party has the freedom to develop and commercialize its respective product candidate.
Development Programs
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core therapeutic programs for development by Dicerna. For opportunities that were not selected as a core program opportunity, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval, subject to partnership opportunities that arise, such as our collaboration with Alnylam. For core programs targeting larger populations, we may seek development partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC technology.
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
Our four core programs are: nedosiran for the treatment of PH, RG6346 for the treatment of HBV infection, DCR-A1AT and ALN-AAT02 for the treatment of alpha-1 liver disease, and a program for the treatment of a common disease involving the liver.
We conduct clinical trials in various countries around the world, including the U.S. and other areas heavily impacted by the COVID-19 pandemic. As a result, and based on the most recent updates from clinical sites impacted by these measures, the Company has reevaluated its previous expectations related to clinical development milestones.
The tables below set forth the state of development of our various GalXC RNAi platform product candidates as of May 7, 2020.

Status of Dicerna Programs
Our current GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
We are developing our lead GalXC product candidate, nedosiran, for the treatment of PH type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”), which is in the pivotal phase of clinical development. PH is a family of severe, ultra-rare, genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. The accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.
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
In May 2018, we received notice from the U.S. Food and Drug Administration (“FDA”) granting Orphan Drug Designation to nedosiran for the treatment of PH. In August 2018, the European Medicines Agency’s (“EMA”) Committee for Orphan Medicinal Products (“COMP”) designated nedosiran as an orphan medicinal product for the treatment of PH in the European Union (“EU”).
As of November 2019, we completed all study participant dosing and follow-up in PHYOX™1, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 and PH2. The primary objective of the study was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of nedosiran. Secondary endpoints included the change in 24-hour urinary oxalate excretion from baseline, defined as the mean of two 24-hour collections during screening. The trial was divided into two groups:
•Group A was a placebo-controlled, single-blind study and included 25 healthy volunteers at a single site in the United Kingdom with five cohorts dosed at 0.3, 1.5, 3.0, 6.0, or 12.0 mg/kg of nedosiran or placebo (3:2 randomization).
•Group B was an open-label study and included 18 participants, 15 with PH1 and three with PH2, and included three cohorts of participants dosed at 1.5, 3.0, and 6.0 mg/kg of nedosiran and a fourth cohort with mixed dosing. Group B participants were enrolled among three sites in the European Union, one in the United Kingdom, and one site in the United States.
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
Preliminary data from the PHYOX1 trial presented in November 2019 showed that nedosiran was generally well tolerated based on data from 18 participants (15 adults and three adolescents [participants 13-16 years old]) with PH1 (n=15) and PH2 (n=3) and 25 adult healthy volunteers. As of the last data cut in March 2020, seven serious adverse events (“SAEs”) have occurred in six participants in Group B; none was deemed related to the study drug, and all seven SAEs have resolved. A total of seven participants dosed with nedosiran experienced mild or moderate injection-site reactions (defined as occurring four hours or more after injection), all of which resolved without intervention in a mean of 25 hours. No clinically meaningful safety signals were observed, including from liver function tests.
We received approval to proceed with the Phase 2 (“PHYOX2”) and Phase 3 (“PHYOX3”) studies in 2019 in a subset of the countries in which we intend to open trial sites. We initiated dosing of participants rolling over from the PHYOX1 trial into the recently approved PHYOX3 study, a long-term, multi-dose, open-label, roll-over extension study. In March 2020, we conducted a preliminary analysis of multidose data from the PHYOX3 trial. As of this preliminary data analysis, 14 participants from the completed single-dose PHYOX1 Phase 1 clinical trial had enrolled in the PHYOX3 trial, and four had received at least three monthly doses of nedosiran delivered subcutaneously. In this preliminary analysis, nedosiran appeared well tolerated, with no injection-site reactions and no drug-related severe adverse events. The overall adverse event profile was comparable to that observed in the PHYOX1 Phase 1 clinical trial. There were two patients who each experienced an SAE, but these were determined by the investigator to be unrelated to the study drug. Data from the PHYOX3 trial shows, on at least two visits, normalization or near-normalization of urinary oxalate levels for four patients who have received at least three monthly doses of nedosiran. Based on the cumulative number of days patients have participated in the PHYOX3 trial, total patient exposure to monthly dosing of nedosiran delivered subcutaneously reached nearly two years, and the longest-treated patient in the PHYOX3 trial received seven monthly doses of nedosiran as of the March 2020 interim analysis. We expect to present interim multidose data from PHYOX3 at our R&D Day in August 2020.
In March 2020, we provided an overview of our response to the COVID-19 pandemic that included an update on business continuity and clinical development milestones, including milestones related to the PHYOX clinical development program for nedosiran. The update outlined Dicerna’s intention to work closely with local Institutional Review Boards (“IRBs”) to implement a protocol amendment in accordance with recently adopted regulatory guidance that would allow for the transition of remaining site visits to at-home nurse visits for drug administration and safety follow-up. As a result of enrollment progress and temporary suspension of further clinical trial activities at multiple sites as of the March update, the Company updated its previous expectations for completion of enrollment in PHYOX2 in the second quarter of 2020. As of April 2020, Dicerna was implementing the necessary protocol amendments and working closely with local IRBs to facilitate the transition of certain site visits to a combination of at-home nurse visits with investigator telehealth assessments for drug administration and safety follow-up in the PHYOX2 trial, and patients continued to be screened for potential enrollment in the PHYOX2 trial, as feasible. Given the fluid nature of the COVID-19 pandemic and the evolving and extraordinary actions undertaken by clinical trial sites globally, we continue to evaluate our clinical plan related to nedosiran, and at a later date, will provide a revised timing estimate for PHYOX2 enrollment completion, as well as evaluate its potential effect on timing of subsequent activities, such as the nedosiran New Drug Application submission.
Unlike the PHYOX2 trial, which requires screening and enrollment of new patients, patients with PH are permitted to roll over into the PHYOX3 trial from any previous nedosiran trial in which they have participated. As of April 2020, we had implemented a protocol amendment with local IRBs and had transitioned certain site visits to a combination of at-home nurse visits with investigator telehealth assessments for dose administration and safety follow-up, and patients were continuing to enroll in the PHYOX3 trial. As of May 4, 2020, 17 patients had enrolled in the study.

In addition to the PHYOX2 clinical trial, we have multiple additional trials planned. Further clinical studies are expected to be initiated in patients with PH3 (PHYOX4) and in PH1 and PH2 patients with severe renal impairment, including those in dialysis (PHYOX7), pending regulatory approvals and evaluation of the feasibility of trial initiations in relation to the COVID-19 pandemic. A study in PH1 and PH2 patients aged 2-5 years, with relatively intact renal function (PHYOX8), is also planned, pending regulatory approvals and evaluation of the feasibility of trial initiations in relation to the COVID-19 pandemic.
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
In order to enhance our ability to bring nedosiran to market, in April 2020, we entered into the Alnylam Cross-License Agreement for the intellectual property for ours and Alnylam’s respective investigational programs for the treatment of PH. The non-exclusive cross-license agreement ensures that each party has the freedom to develop and commercialize its respective product candidates. The cross-license agreement provides for Alnylam to pay mid- to high-single-digit royalties to Dicerna based on global net sales of lumasiran and for Dicerna to pay low-single-digit royalties to Alnylam on global net sales of nedosiran.
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
The DCR-HBVS-101 clinical trial is a Phase 1, randomized, placebo-controlled, double-blind study designed to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with HBV. Secondary objectives are to characterize the pharmacokinetic profile of RG6346 and to evaluate preliminary antiviral efficacy, as well as characterize the pharmacodynamics of HBsAg and HBV DNA levels in blood. The DCR-HBVS-101 clinical trial is divided into three phases or groups:
•Group A is a single-ascending-dose arm in which 30 healthy volunteers received a dose of RG6346 (0.1, 1.5, 3.0, 6.0, or 12.0 mg/kg) or placebo, with a four-week follow-up period. Group A dosing was completed in August 2019.
•Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to nucleoside analog therapy will receive a 3.0 mg/kg dose of RG6346 or placebo; these participants will be followed for at least 12 weeks. We initiated Group B dosing in the third quarter of 2019, in parallel with Group C at the 3.0 mg/kg dose level.
•Group C is a multiple-ascending-dose arm in which RG6346 (1.5, 3.0, or 6.0 mg/kg) or placebo will be administered to 18 participants with chronic HBV who are already being treated with nucleoside analogs, with a treatment and follow-up period of 16 weeks or more.
◦We dosed the first patient, from Group C, at a dose of 1.5 mg/kg, in May 2019. The final patient’s last dose in the 1.5 mg/kg dose cohort was administered in October 2019.
◦We dosed the first patient in the 3.0 mg/kg cohort in August 2019. The final patient’s last dose in the 3.0 mg/kg dose group was administered in January 2020.
◦We dosed the first patient in the 6.0 mg/kg cohort in December 2019 and are enrolling the remainder of the cohort.
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
The Phase 1 clinical trial of RG6346 for the treatment of chronic HBV infection continues to progress and is nearing the end of enrollment. Dicerna continues to expect to present Phase 1 proof-of-concept data from all existing cohorts at our R&D Day in August 2020.
DCR-A1AT and ALN-AAT02 for Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Our GalXC RNAi platform-based product candidate for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease, DCR-A1AT, is currently being tested in a Phase 1/2 clinical study, which we believe could enable a pivotal trial without additional studies. A1AT deficiency is an inherited disorder that can lead to liver disease in children and adults and lung disease in adults. The disorder is caused by mutations in a gene called SERPINA1. This gene, when functioning normally, provides instructions for making the A1AT protein, which protects the body from an enzyme called neutrophil elastase. This enzyme is released from white blood cells to fight infection, but it can attack normal tissues if not tightly controlled by A1AT. Mutations in the SERPINA1 gene can result in a deficiency of A1AT or, most commonly, an abnormal form of the protein that cannot control neutrophil elastase. Accumulation of abnormal A1AT protein in the liver can lead to liver disease. Uncontrolled neutrophil elastase can also destroy alveoli (small air sacs in the lungs) and cause lung disease.
A1AT deficiency occurs all over the world, though its prevalence varies by population. The disorder affects roughly one in 1,500 to 3,500 individuals with European ancestry but is uncommon in people of Asian descent. Congenital A1AT deficiency is estimated to affect 2.4 people out of every 10,000 in the EU.
In March 2020, the FDA granted orphan drug designation to DCR-A1AT for the treatment of A1AT deficiency. In December 2019, the European Commission granted orphan drug designation to DCR-A1AT for the treatment of congenital A1AT deficiency based on a positive opinion from the COMP of the EMA. We submitted a CTA to the Swedish Medical Products Agency in June 2019 to conduct a first-in-human Phase 1/2 study of DCR-A1AT.
The initial DCR-A1AT-101 clinical trial is a Phase 1/2 randomized, placebo-controlled study designed to evaluate the safety and tolerability of DCR-A1AT in healthy volunteers and in patients with A1AT deficiency-associated liver disease. Secondary objectives are to characterize the pharmacokinetic profile of DCR-A1AT, to evaluate preliminary pharmacodynamics on serum A1AT protein concentrations, and to characterize the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by liver biopsy. Exploratory objectives include characterization of the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by biochemical markers as well as the effect on liver stiffness. The DCR-A1AT-101 clinical trial is divided into two phases or groups:
•Group A is a single-ascending-dose arm in which a single dose of DCR-A1AT (0.1, 1.0, 3.0, 6.0, or 12.0 mg/kg) or placebo will be administered to up to 36 healthy volunteers, with a minimum 8-week follow-up. The first participant in Group A was dosed in November 2019.
•Group B is a multiple-ascending-dose arm in which DCR-A1AT (doses yet to be determined) or placebo will be administered to up to 24 participants with A1AT with a treatment and follow-up period of 12 weeks or more.
Following our business update in March 2020, further enrollment of healthy volunteers in the Phase 1/2 trial of DCR-A1AT was effectively paused due to site restrictions related to the COVID-19 pandemic. All subjects in the current dosing cohort are expected to complete their remaining visits, as feasible. As of late April 2020, the Scientific Review Committee for the DCR-A1AT Phase 1/2 trial confirmed that the study could continue and begin enrolling healthy volunteers in the next dosing cohort. Additional safety precautions will be implemented, including testing of any participants who present with symptoms consistent with COVID-19. We expect that participants will begin enrolling in the next dosing cohort in the next few weeks. Completion of dosing in healthy volunteers in the single-ascending-dose cohort and initiation of dosing in patients in the Phase 1/2 trial of DCR-A1AT will be determined based on the timing of enrollment at identified trial sites, further developments in the COVID-19 pandemic, as well as the Company’s evaluation of next steps for the ALN-AAT02 and DCR-A1AT programs under the agreement with Alnylam (discussed below).
In April 2020, we entered into the Alnylam Collaboration Agreement. Under the Alnylam Collaboration Agreement, Alnylam’s ALN-AAT02 and Dicerna’s DCR-A1AT, each in Phase 1/2 development, will be explored for the treatment of alpha-1 liver disease. Under the agreement, we assume responsibility for both ALN-AAT02 and DCR-A1AT at our cost and may progress one or both of these investigational medicines through clinical development. We will select which product candidate to advance in development for the treatment of patients with alpha-1 liver disease. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt in to commercialize the selected candidate in countries outside the U.S. If Alnylam exercises its opt-in right, each party will pay tiered royalties to the other party based on net product sales generated in its territory at rates dependent on which candidate is commercialized. In the event Alnylam waives its commercialization option, we will retain worldwide rights to commercialize the selected candidate in exchange for milestones and royalties payable to Alnylam, also at a rate dependent on which candidate is ultimately commercialized.
Completion of dosing in healthy volunteers and initiation of dosing in patients in the Phase 1/2 trial of DCR-A1AT will be determined based on the timing and pace of enrollment, further developments in the COVID-19 pandemic, and the Company’s evaluation of the ALN-AAT02 and DCR-A1AT programs.
DCR-Proprietary
We are currently pursuing development of a proprietary candidate for the treatment of a common disease involving the liver. Our goal is to begin a Phase 1 study for this program in 2021.

Collaborative Program Update
Eli Lilly and Company
During the first quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic disease, for advancement into preclinical development.
We currently have a goal for an Investigational New Drug or Clinical Trial Authorization filing for LY3561774 by Lilly late in 2020.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our condensed consolidated financial statements requires us to make estimates and apply judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates and could have a material impact on our condensed consolidated financial statements.
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three months ended March 31, 2020.
Recent Accounting Pronouncements
A summary of significant recent accounting pronouncements that we have adopted or expect to adopt is included in Note 1 – Description of Business and Basis of Presentation to our condensed consolidated financial statements (see Part I, Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q).
Recent Developments
Additional Lexington Facility
In January 2020, we entered into a non-cancelable real property lease agreement for 61,282 square feet of laboratory and office space in Lexington, Massachusetts.
The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend the term for two additional successive periods of five years thereafter. The aggregate total fixed rent is approximately $41.8 million with the annual fixed rental payments escalating from $3.6 million to $4.8 million during the original term. We were also obligated to deliver an irrevocable letter of credit or security deposit in the amount of $1.5 million.
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
Alnylam Agreements
In April 2020, we and Alnylam entered into the Alnylam Collaboration Agreement and the Alnylam Cross-License Agreement. Under the Alnylam Collaboration Agreement, we and Alnylam will work to develop and commercialize investigational RNAi therapeutics for the treatment of alpha-1 liver disease. Under the Alnylam Cross-License Agreement, we and Alnylam will cross-license our respective intellectual property in the PH disease area related to Alnylam’s lumasiran and our nedosiran investigational program.
Financial Operations Overview
Revenue from collaborative arrangements
Our revenue from collaboration arrangements to date has been generated primarily through research funding, license fees and other upfront payments, option exercise fees, milestone payments, and preclinical development payments under our research collaboration arrangements with Novo, Roche, Lilly, Alexion, and BI. We have not generated any commercial product revenue, nor do we expect to generate any product revenue in the near-term future.
In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales, and royalties in connection with our current or future collaborations with partners, and product sales from our internally developed products. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or our collaborators’ achievement of preclinical, clinical, regulatory, and commercialization milestones, to the extent achieved, the timing and amount of any payments to us relating to such milestones, and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. Delays in or changes to the research and development plans and timelines related to our collaboration agreements are likely due to the COVID-19 pandemic. Because we recognize the majority of our collaboration revenue on a cost-to-cost measure of progress, revenues recognized in the near-term future may be lower than originally anticipated and could be recognized over an extended period of time as a result.
Research and development expenses
Research and development expenses consist of costs associated with our research activities, including discovery and development of our molecules and drug delivery technologies, clinical and preclinical development activities, and research activities under our research collaboration and license agreements. Our research and development expenses include:
•direct research and development expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants;
•platform-related lab expenses, including lab supplies, license fees, and consultants;
•employee-related expenses, including salaries, benefits, and stock-based compensation expense; and
•facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.
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

Delays in or changes to our research and development plans and timelines, which impact both our internal and external resources, have occurred and may continue to occur due to the COVID-19 pandemic. Internally, we are impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which we operate. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting our collaborative agreements and our own programs. We also anticipate that the timing of hiring additional personnel may shift into later periods than initially anticipated. Externally, a number of our clinical trial sites are temporarily postponing or suspending trial-related activities as a result of COVID-19. Any of these factors could cause the timing of the research and development expenses we expect to incur to shift into later periods and have the potential to cause us to expend more funds than originally contemplated as a result of needing to restart or resume development activities.
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
Delays in or changes to our research and development plans and timelines due to the COVID-19 pandemic may also impact our support functions and the timing of hiring additional personnel, which could cause the timing of certain general and administrative expenses we expect to incur to shift into later periods.
Interest income
Interest income consists of income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents.

Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,
	2020	2019	$ CHANGE	% CHANGE
Revenue	$34,028	$3,107	$30,921	*
Operating expenses:
Research and development	43,171	21,603	21,568	99.8%
General and administrative	16,023	9,676	6,347	65.6%
Total operating expenses	59,194	31,279	27,915	89.2%
Loss from operations	(25,166)	(28,172)	3,006	(10.7)%
Other income (expense):
Interest income	2,613	2,018	595	29.5%
Interest expense	(4)	—	(4)	(100.0)%
Other income	65	—	65	100.0%
Total other income, net	2,674	2,018	656	32.5%
Net loss	$(22,492)	$(26,154)	$3,662	(14.0)%
* Percentage change not meaningful
Revenue from collaborative arrangements
Revenue from collaborative arrangements during the three months ended March 31, 2020 reflects $19.3 million, $9.6 million, $2.7 million, $1.6 million, and $0.8 million from the Roche, Lilly, Alexion, Novo, and BI collaborations, respectively, compared to $2.2 million, $0.5 million, and $0.4 million related to the BI, Lilly, and Alexion collaborations during the three months ended

March 31, 2019. The increase in revenue for the three months ended March 31, 2020 is primarily attributable to activities under the recent collaboration agreement with Roche, as well as increased activities under the Lilly and Alexion collaboration agreements, as all three agreements are recognized as revenue on a cost-to-cost measure of progress method.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands):

	THREE MONTHS ENDED MARCH 31,
	2020	2019	$ CHANGE	% CHANGE
Direct research and development expenses	$23,385	$11,374	$12,011	105.6%
Platform-related expenses	3,498	2,702	796	29.5%
Employee-related expenses	13,490	6,565	6,925	105.5%
Facilities, depreciation, and other expenses	2,798	962	1,836	190.9%
Total	$43,171	$21,603	$21,568	99.8%
Research and development expenses increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to direct research and development expenses and employee-related expenses. The $12.0 million increase in direct research and development expenses in the three months ended March 31, 2020 included a $5.2 million increase in manufacturing costs primarily for drug substance to support our clinical studies and a $2.2 million increase in clinical study costs, reflecting increased activities associated with our nedosiran and RG6346 programs. Research and development expenses were also impacted by a $6.9 million increase in employee-related expenses, which include salaries, benefits, and stock-based compensation. The increase in employee-related expenses is a result of an increase in research and development headcount necessary to support our collaboration agreements and expanding pipeline.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with our core product candidates, and continue activities under our existing collaboration agreements.
General and administrative expenses
General and administrative expenses increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The $6.3 million increase for the three months ended March 31, 2020 is primarily due to a $4.6 million increase in employee-related compensation, including salaries, benefits, and stock-based compensation, due to an increase in headcount necessary to support our growing operations.
We expect general and administrative expenses to continue to increase in 2020 compared to 2019, largely due to investments in staffing and market readiness activities.
Interest income
Interest income is comprised of interest earned from our money market accounts and held-to-maturity investments. The increase for the three months ended March 31, 2020 was largely due to higher balances in money market funds and U.S. Treasury securities as a result of cash received from the collaboration agreements executed with Novo and Roche.
Liquidity and Capital Resources
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements. As of March 31, 2020, we had cash and cash equivalents and held-to-maturity investments of $706.9 million compared to $348.9 million as of December 31, 2019.
The balance of cash, cash equivalents, and held-to-maturity investments as of March 31, 2020 includes $375.0 million in proceeds from the Novo and Roche collaborations and net proceeds of $39.2 million from the issuance of common stock to a single institutional investor pursuant to our common stock Sales Agreement with Cowen and Company, LLC as the sales agent. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the SEC on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.

We believe that our cash, cash equivalents, and held-to-maturity investments provide us with sufficient resources to continue our planned operations and clinical activities into 2023.
Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	THREE MONTHS ENDED MARCH 31,
	2020	2019
Net cash provided by operating activities	$321,084	$72,287
Net cash (used in) provided by investing activities	$(266,520)	$36,269
Net cash provided by financing activities	$39,768	$146
Operating activities
Net cash provided by operating activities increased $248.8 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a $151.2 million increase in deferred revenue from the Novo and Roche collaborations and a $85.4 million decrease in contract receivables largely due to the upfront cash payment received from Roche in January 2020 in connection with our collaboration agreement.
Investing activities
Net cash (used in) provided by investing activities decreased $302.8 million in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. The variance in net cash (used in) provided by investing activities primarily relates to a $299.7 million increase in purchases of held-to-maturity investments for the three months ended March 31, 2020 as a result of an increased cash balance from the Novo and Roche upfront payments.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2020 increased $39.6 million compared to the three months ended March 31, 2019. The increase was primarily due to the receipt of $39.2 million in net proceeds in February 2020 from the private placement of our common stock.
Funding requirements
We expect that our primary uses of capital will continue to be commercialization readiness and launch activities, subject to approval of our development candidates; third-party clinical research and development services and manufacturing costs; compensation and related expenses; laboratory and related supplies; legal and other regulatory expenses; and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plans into 2023. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the potential receipt of any milestone payments under the Novo Collaboration Agreement, Roche Collaboration Agreement, Lilly Collaboration Agreement, Alexion Collaboration Agreement, BI Agreements, and Alnylam Collaboration Agreement;
•the terms and timing of any other collaboration, licensing, and other arrangements that we may establish;
•the initiation, progress, timing, and completion of preclinical studies and clinical trials for our current and future potential product candidates, including the impact of COVID-19 on our ongoing and planned research and development efforts;
•our alignment with the FDA on regulatory approval requirements;

•the impact of COVID-19 on the operations of key governmental agencies, such as the FDA, which may delay the development of our current product candidates or any future product candidates;
•the number and characteristics of product candidates that we pursue;
•the outcome, timing, and cost of regulatory approvals;
•delays that may be caused by changing regulatory requirements;
•the cost and timing of hiring new employees to support our continued growth;
•the costs involved in filing and prosecuting patent applications and enforcing and defending patent claims;
•the costs of filing and prosecuting intellectual property rights and enforcing and defending any intellectual property-related claims;
•the costs of responding to and defending ourselves against complaints and potential litigation;
•the costs and timing of procuring clinical and commercial supplies for our product candidates;
•the extent to which we acquire or in-license other product candidates and technologies; and
•the extent to which we acquire or invest in other businesses, product candidates, or technologies.
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
Contractual Obligations and Commitments
We have excluded from our condensed consolidated balance sheets $44.8 million of fixed payments for leases that have not yet commenced for accounting purposes. We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheet since the achievement and timing of these milestones were not probable or estimable as of March 31, 2020.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2020, we had cash, cash equivalents, and held-to-maturity investments of $706.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash, cash equivalents, and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash, cash equivalents, or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 and the 17 weeks ended May 7, 2020 in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Due to the COVID-19 pandemic, in March 2020, certain employees of the Company began working remotely. The Company has not identified any material changes in the Company’s internal control over financial reporting as a result of these changes to the working environment. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.
Inherent Limitations on the Effectiveness of Controls
Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results, and financial condition. We maintain liability insurance; however, if any costs or expenses associated with this or any other litigation exceed our insurance coverage, we may be forced to bear some or all of these costs or expenses directly, which could be substantial.

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
Those risk factors below denoted with a “*” are newly added from our Annual Report on Form 10-K filed with the SEC on February 28, 2020.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2020, we had $706.9 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plan into 2023. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
•to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture, and market our product candidates and the increased time to complete development of some programs due to the COVID-19 pandemic;
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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, delay or cease our efforts to build our commercial capabilities, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish development or commercialization rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales or royalties in the near-term, if at all, and milestone payments, if any, are based on third-party determinations and/or events outside our control. Our revenue sources currently are, and will remain, limited unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, research collaborations and license agreements, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.
We have a history of operating losses; we expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2020, we had an accumulated deficit of $547.8 million. For the three months ended March 31, 2020 and for the years ended December 31, 2019, 2018, and 2017, our net loss attributable to common stockholders was $22.5 million, $120.5 million, $88.9 million, and $80.3 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam Pharmaceuticals, Inc. (“Alnylam”) litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
We have not generated, and do not expect to generate, any revenue from product sales in the near-term, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials, and the regulatory approval process for product candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our existing collaborators, or any future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our product candidates or if sales revenue from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
•additional unanticipated variations due to the impact of the COVID-19 pandemic on the timing of programs and the timing of availability of resources to deploy on such programs;
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
•delays or suspensions of clinical development associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ ability to conduct trials;
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
* Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease “COVID-19” was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Cambridge and Lexington, Massachusetts, where our primary office and laboratory space is located, and in Boulder, Colorado, where we also have office space. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus, and the actions to contain the coronavirus or treat its impact, among others.
In many of the territories in which we operate our clinical trials, the COVID-19 pandemic has resulted in suspended enrollment and dosing in certain of the clinical trials of our product candidates, as well as changes in our business generally, including:
•diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites, and hospital staff supporting the conduct of our clinical trials, including, for example, the interruption of enrollment of participants in clinical studies where enrollment involves interactions with participants at hospitals or medical facilities during the COVID-19 pandemic at some of our clinical trial sites;
•the potential for delay or disruption of the conduct of healthy volunteer human clinical studies that are needed to begin clinical development of some early-stage clinical programs, where the product candidate could impair the immune response to the COVID-19 virus; for example, the Phase 1/2 study of DCR-A1AT in healthy volunteers;
•limitations on travel that have interrupted key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors, or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees, or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress of our clinical trials;
•the interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product, and other supplies used in our clinical trials; and
•business disruptions caused by workplace, laboratory, and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations, impair the productivity of our personnel, subject us to additional cybersecurity risks, create data accessibility problems, cause us to become more susceptible to communication disruptions, or delay necessary interactions with local regulators, ethics committees, and other important agencies and contractors.
These and other factors arising from the coronavirus could worsen in countries that are already afflicted with the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.

Our approach to the discovery and development of innovative therapeutic treatments based on novel technologies is unproven and may not result in marketable products.
We plan to develop subcutaneously delivered RNAi-based pharmaceuticals using our GalXC RNAi platform for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, as well as cardiometabolic diseases and viral diseases. We believe that product candidates identified with our drug discovery and delivery platform may offer an improved therapeutic approach to small molecules and monoclonal antibodies, as well as several advantages over earlier generation RNAi molecules. However, the scientific research that forms the basis of our efforts to develop product candidates is relatively new. The scientific evidence to support the feasibility of developing therapeutic treatments based on RNAi and GalXC is both preliminary and limited.
Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that GalXC does not possess certain properties required for a drug to be safe and effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into GalXC. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on GalXC may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as nedosiran, RG6346, DCR-A1AT, and ALN-AAT02 have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable, and the value of our common stock will decline.
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
Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales of the product due to numerous factors, including whether the product can be sold at a competitive price and otherwise is accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on our technology, and we may not be able to convince the medical community and third-party payors, including health insurers, to accept and use, or to provide favorable coverage of or reimbursement for, any product candidates developed by us or our existing collaborator or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:
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
•the availability of adequate government and other third-party payor coverage and reimbursement;
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
As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. For example, in August 2018, the European Medicines Agency (“EMA”)’s Committee for Orphan Medicinal Products (“COMP”) designated nedosiran as an orphan medicinal product for the treatment of PH in the EU. In March 2020, the FDA granted orphan drug designation to DCR-A1AT for the treatment of A1AT deficiency. In December 2019, the European Commission granted orphan drug designation to DCR-A1AT for the treatment of congenital A1AT deficiency based on a positive opinion from the COMP of the EMA. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication. During such period, marketing authorization applications for a “similar medicinal product” will not be accepted, unless another applicant can show that its product is safer, more effective, or otherwise clinically superior to the orphan-designated product. In the EU, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The respective orphan designation and exclusivity frameworks in the U.S. and in the EU are subject to change, and any such changes may affect our ability to obtain U.S. or EU orphan designations in the future.
Our product candidates are in varied stages of development, including some in early stages, and may fail or suffer delays that materially and adversely affect their commercial viability.
We currently have no products on the market and our product candidates are in varied stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including Institutional Review Board (“IRB”) ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials. Due to the COVID-19 pandemic, we have experienced a suspension in enrollment and dosing in certain of our clinical trials for our product candidates.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to many factors, including scientific feasibility, safety, efficacy, and changing standards of medical care. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. We, the FDA or other applicable regulatory authorities, an individual IRB with respect to its institution, or an independent ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that individuals participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular, including, for example, compliance with FDA and other regulatory requirements associated with the COVID-19 pandemic; and
•varying interpretations of data by the FDA and foreign regulatory agencies.
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
We have entered into collaboration agreements with Alnylam Pharmaceuticals, Inc. (“Alnylam”), Novo Nordisk A/S (“Novo”), F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly, and Company (“Lilly”), Alexion, and Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), and Boehringer Ingelheim International GmbH (“BI”) (collectively, our “Collaboration Partners”) providing joint development of certain RNAi therapies. The success of our collaborations with our Collaboration Partners and the realization of the milestone and royalty payments under the collaboration agreements depends upon the efforts of our Collaboration Partners, to the extent they are responsible for performance of collaboration activities. Each collaboration partner may not be successful in performance of such activities, including, for example, obtaining approvals for the product candidates developed under the collaboration or in marketing, or arranging for necessary supply, manufacturing, or distribution relationships for, any approved products. Our Collaboration Partners may change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed, or no additional payments to us under the collaboration agreements. Our Collaboration Partners have a variety of marketed products and product candidates under collaboration with other companies, possibly including some of our competitors, and our Collaboration Partners’ own corporate objectives may not be consistent with our interests. If our Collaboration Partners fail to develop, obtain regulatory approval for, or ultimately commercialize any product candidate under our collaborations, or if any of our Collaboration Partners terminates their applicable collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Each of our collaboration agreements is terminable by the applicable collaboration partner any time at will, subject to compliance with applicable notice periods. In addition, if we have a dispute or enter into litigation with any of our Collaboration Partners in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities, and generate substantial expense.
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
We rely on third-party supply and manufacturing companies and organizations to supply the materials, components, and manufacturing services for our research and development, preclinical study, and clinical trial drug supplies. We do not own or lease manufacturing facilities or supply sources for such components and materials; however, we recently entered into an initial five-year agreement with a supplier for the development, manufacture, and supply of clinical and commercial product; this agreement allows for advance preferential scheduling to the manufacturing line. Our manufacturing requirements include oligonucleotides and custom amidites, which we procure on a purchase order basis. In addition, for each product candidate, we typically contract with only one manufacturer for the formulation and filling of drug product. There can be no assurance that our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, or of satisfactory quality, or continue to be available at acceptable prices. In particular, any replacement of our drug substance manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.
Although we have multiple contract manufacturers, two of our amidite manufacturers are based in China, and as a result of the recent outbreak of the coronavirus and potential political uncertainty, there is an increased risk of supply interruption at those facilities. We are seeking to expand amidite production in other countries and to manufacture inventory to reduce this risk.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In addition to our current collaborations with Alnylam, Novo, Roche, Lilly, Alexion and BI, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaboration may be on terms that are not optimal for us, and we may be unable to maintain any existing or future collaboration if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or the collaborator terminates the collaboration. Any such collaboration, or other strategic transaction, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention in order to obtain and manage a collaboration or develop acquired products, product candidates, or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
Our success largely depends on the continued service of key management and other specialized personnel, including: Douglas M. Fambrough, III, Ph.D., our chief executive officer; Bob D. Brown, Ph.D., our chief scientific officer; Ralf Rosskamp, M.D., our chief medical officer and the transition to his successor; John B. Green, our chief financial officer and the transition to his successor; James B. Weissman, our chief operating officer; and Rob Ciappenelli, our chief commercial officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly complex nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations.
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
Compared to larger pharmaceutical companies, we have limited experience in drug development and with clinical trials of product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators, contract research organizations, clinical trial sites, investigators, suppliers, and other firms. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
We or our collaborative partners may conduct clinical trials for product candidates outside of the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.
We or our collaborative partners may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. For instance, our clinical trials of nedosiran, RG6346, and DCR-A1AT each include subjects outside of the U.S. The acceptance of study data from clinical trials conducted outside of the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an ongoing site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable international jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the UK’s withdrawal from the EU, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Furthermore, at present, there are no indications of the effect Brexit will have on the pathway to obtaining marketing approval for any of our product candidates in the UK, or what, if any, role the EMA may have in the approval process. Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations, and could adversely affect the market price of our common shares.
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
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We are in the process of performing an analysis on whether we have experienced any ownership changes in the past. Our preliminary analysis indicates that we may have experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. While this analysis is still preliminary, it is likely that our net operating losses are subject to such limitation. As of March 31, 2020, we had significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we have or do experience an ownership change, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of March 31, 2020, we had $706.9 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of March 31, 2020, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included at least 80 issued patents or allowed patent applications and over 250 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
We may, in the future, rely on intellectual property rights licensed from third parties to protect our technology, including licenses that give us rights to third-party intellectual property that is necessary or useful for our business. We also may license additional third-party intellectual property in the future. Our success may depend in part on the ability of our licensors to obtain, maintain, and enforce patent protection for our licensed intellectual property, in particular, those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications licensed to us. Even if patents issue or are granted, our licensors may fail to maintain these patents, such patents may have claim breadth coverage insufficient to protect our interests, may determine not to pursue litigation against other companies that are infringing these patents, or may pursue litigation less aggressively than we would. Further, we may not obtain exclusive rights, which would allow for third parties to develop competing products. Without protection for, or exclusive right to, the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects. In addition, we sublicense certain of our rights under our third-party licenses to BI and Alnylam and may sublicense such rights to current or future collaborators. Any impairment of these sublicensed rights could result in reduced revenue under our collaboration agreements with BI and Alnylam or result in termination of an agreement by one or more of our existing or any other future collaborators.
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
•HIPAA, as amended by HITECH, and its implementing regulations, which impose obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses, as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information, and require notification to affected individuals and regulatory authorities of certain breaches of security of individually identifiable health information HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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
•the federal Physician Payment Sunshine Act created under the ACA, and its implementing regulations which require that manufacturers of drugs, biologicals, devices, and medical supplies for which payment is available under Medicare, Medicaid, and Children’s Health Insurance Program (with certain exceptions) report annually to the Department of Health and Human Services information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
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
•the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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
Ensuring that our business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. If our operations are found to be in violation of any such requirements, we may be subject to penalties, including civil, criminal, or administrative penalties, imprisonment, monetary damages, the curtailment or restructuring of our operations, or exclusion from participation in government contracting, healthcare reimbursement, or other government programs, including Medicare and Medicaid, any of which could adversely affect our financial results. Although effective compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, these risks cannot be entirely eliminated. Any action against us for an alleged or suspected violation could cause us to incur significant legal expenses and could divert our management’s attention from the operation of our business, even if our defense is successful. In addition, achieving and sustaining compliance with applicable laws and regulations may be costly to us in terms of money, time, and resources.
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
Commercial third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement rates. These coverage policies and limitations may rely, in part, on compendia listings for approved therapeutics. Our inability to promptly obtain relevant compendia listings, coverage, and adequate reimbursement from both government-funded and private payors for new drugs that we develop and for which we obtain regulatory approval could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our financial condition. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our product candidates even if there is adequate coverage and reimbursement from third-party payors.
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
In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these, and other proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. While some proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Several bills have been introduced in both chambers, but due to increased focus on COVID-19 relief efforts, it is not clear when, and if any, proposed legislation regarding drug costs will advance. Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
We believe that the efforts of governments and other third-party payors to contain or reduce the cost of healthcare and legislative and regulatory proposals to broaden the availability of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. A number of legislative and regulatory changes in the healthcare system in the U.S. and other major healthcare markets have been proposed, and such efforts have expanded substantially in recent years. These developments could, directly or indirectly, affect our ability to sell our products, if approved, at a favorable price.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Affordable Care Act, and we expect that there will be additional challenges and amendments to the ACA in the future. Various positions of the ACA are currently undergoing legal and constitutional challenges in the Firth Circuit Court and the United States Supreme Court; the U.S. President’s administration has issued various Executive Orders which eliminated cost-sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the ACA would have on our business.
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030, with the cuts temporarily paused (as of May 1, 2020), for the remainder of calendar year 2020, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 (“ATRA”), among other things, reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, on January 22, 2018, the U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, the U.S. President signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Also, in 2018, the Trickett Wendler, Frank Mogiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 provided a federal framework for certain patients with life-threatening diseases to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011 (the “BCA”) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. That committee did not draft a proposal by the BCA’s deadline. As a result, automatic cuts, referred to as sequestration, in various federal programs were scheduled to take place, beginning in January 2013, although the American Taxpayer Relief Act of 2012 delayed the BCA’s automatic cuts until March 1, 2013. While the Medicare program’s eligibility and scope of benefits are generally exempt from these cuts, Medicare payments to providers and Part D health plans are not exempt. The BCA did, however, provide that the Medicare cuts to providers and Part D health plans would not exceed two percent unless additional Congressional action is taken. President Obama issued the sequestration order on March 1, 2013, and cuts went into effect on April 1, 2013. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, these reductions are suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. As the legislation currently stands, the reductions will go back into effect January 2021 and will remain in effect through 2030 unless additional Congressional action is taken.
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
* Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The Secretary of HHS would make the above certification to Congress upon issuance of a final rule based on this proposal. The FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through March 31, 2020, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
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
As of March 31, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 38.2% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
As of December 31, 2019, we are no longer an emerging growth company and will be required to comply with the rules of the SEC that implement Section 404(b). To achieve compliance with Section 404(b) within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we are dedicating internal resources, engaging outside consultants, and have adopted a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, that our internal control over financial reporting is effective as required by Section 404 in one or more future periods. If we identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Global Select Market.

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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of April 30, 2020, we also had 7,605,523 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options to purchase 14,967,467 shares of our common stock, 742,300 restricted stock units, and warrants to purchase 2,198 shares of our common stock outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of April 30, 2020, we had 73,916,403 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	February 5, 2014
10.1†*	Transition Agreement dated as of April 16, 2020, by and between the Company and Ralf Rosskamp.
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
______________________
† Management contract or compensatory plan or arrangement
* Filed herewith.
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

DICERNA PHARMACEUTICALS, INC.

Date: May 7, 2020	By:	/s/ John B. Green
John B. Green
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)