Form 10-Q
period 2020-06-30
Dicerna Pharmaceuticals Inc
filed 2020-08-06
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒
As of July 31, 2020, there were 74,459,045 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•our dependence on our existing collaborators, Novo Nordisk A/S, Roche, Eli Lilly and Company, Alexion Pharmaceuticals, Inc., Boehringer Ingelheim International GmbH, and Alnylam Pharmaceuticals, Inc. for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	JUNE 30, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$197,801	$152,816
Held-to-maturity investments	471,408	196,065
Contract receivables	12	200,354
Prepaid expenses and other current assets	12,541	6,934
Total current assets	681,762	556,169
NONCURRENT ASSETS:
Property and equipment, net	9,135	7,076
Right-of-use operating assets, net	29,488	30,102
Restricted cash equivalents	5,563	3,894
Other noncurrent assets	6,462	168
Total noncurrent assets	50,648	41,240
TOTAL ASSETS	$732,410	$597,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,764	$6,077
Accrued expenses and other current liabilities	27,009	20,042
Lease liability, current	2,810	3,358
Deferred revenue, current	221,343	212,258
Total current liabilities	258,926	241,735
NONCURRENT LIABILITIES:
Lease liability, noncurrent	19,819	20,141
Deferred revenue, noncurrent	290,889	182,730
Other noncurrent liabilities	608	608
Total noncurrent liabilities	311,316	203,479
TOTAL LIABILITIES	570,242	445,214
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 or December 31, 2019	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 74,321,325 and 71,573,196 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	741,789	677,504
Accumulated deficit	(579,628)	(525,316)
Total stockholders’ equity	162,168	152,195
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$732,410	$597,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Revenue	$40,448	$5,682	$74,476	$8,789
Operating expenses:
Research and development	53,376	22,832	96,547	44,435
General and administrative	20,565	8,831	36,588	18,507
Total operating expenses	73,941	31,663	133,135	62,942
Loss from operations	(33,493)	(25,981)	(58,659)	(54,153)
Other income (expense):
Interest income	1,729	2,136	4,342	4,154
Interest expense	(6)	—	(10)	—
Other (expense) income	(50)	—	15	—
Total other income, net	1,673	2,136	4,347	4,154
Net loss	$(31,820)	$(23,845)	$(54,312)	$(49,999)
Net loss per share – basic and diluted	$(0.43)	$(0.35)	$(0.74)	$(0.73)
Weighted average common shares outstanding – basic and diluted	74,001,126	68,323,850	73,460,252	68,292,212
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	SIX MONTHS ENDED JUNE 30, 2020
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2020	71,573,196	$7	$677,504	$(525,316)	$152,195
Exercises of common stock options	128,373	—	588	—	588
Stock-based compensation expense	—	—	8,527	—	8,527
Proceeds from issuance of common stock, net of commissions and offering costs of $904	2,077,500	—	39,088	—	39,088
Net loss	—	—	—	(22,492)	(22,492)
BALANCE – March 31, 2020	73,779,069	7	725,707	(547,808)	177,906
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	542,256	—	5,876	—	5,876
Stock-based compensation expense	—	—	10,206	—	10,206
Net loss	—	—	—	(31,820)	(31,820)
BALANCE – June 30, 2020	74,321,325	$7	$741,789	$(579,628)	$162,168

	SIX MONTHS ENDED JUNE 30, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2019	68,210,742	$7	$605,495	$(404,809)	$200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	78,164	—	353	—	353
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	4,784	43	4,827
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	(91)	(91)
Net loss	—	—	—	(26,154)	(26,154)
BALANCE – March 31, 2019	68,288,906	7	610,632	(431,011)	179,628
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	71,145	—	489	—	489
Stock-based compensation expense	—	—	3,893	—	3,893
Net loss	—	—	—	(23,845)	(23,845)
BALANCE – June 30, 2019	68,360,051	$7	$615,014	$(454,856)	$160,165
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,312)	$(49,999)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	18,733	8,720
Depreciation and amortization expense	1,066	539
Amortization of premium on investments	(302)	(2,297)
Non-cash lease expense	3,640	916
Other	(5)	—
Changes in operating assets and liabilities:
Litigation settlement payable	—	(10,500)
Deferred revenue	117,243	(789)
Prepaid expenses and other assets	(11,988)	(2,067)
Accounts payable	2,035	1,795
Contract receivables	200,342	100,000
Accrued expenses and other liabilities	7,536	866
Lease liability	(4,564)	(952)
Net cash provided by operating activities	279,424	46,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	254,000	228,000
Purchases of held-to-maturity investments	(529,041)	(222,286)
Purchases of property and equipment	(3,358)	(3,856)
Other	15	—
Net cash (used in) provided by investing activities	(278,384)	1,858
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent commissions	39,192	—
Payments of common stock offering costs	(104)	(50)
Proceeds from exercises of stock options and issuances under Employee Stock Purchase Plan	6,550	842
Other	(24)	—
Net cash provided by financing activities	45,614	792
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	46,654	48,882
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	156,710	54,983
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$203,364	$103,865

	SIX MONTHS ENDED JUNE 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$1,101	$667
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$446	$527
NONCASH FINANCING ACTIVITIES
Right-of-use assets acquired through financing leases	$48	$—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	SIX MONTHS ENDED JUNE 30,
	2020	2019
Cash and cash equivalents	$197,801	$100,321
Restricted cash equivalents	5,563	3,544
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$203,364	$103,865
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except share and per share data and where otherwise noted)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Dicerna Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and headquartered in Lexington, Massachusetts, is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to selectively silence genes that cause or contribute to disease. Using the Company’s proprietary RNAi technology platform (“GalXC”™), Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on hepatocytes, Dicerna has continued to innovate and is exploring new applications of its RNAi technology beyond the liver, targeting additional tissues and enabling new therapeutic applications. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and its collaborative partners, the Company currently has more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegeneration and pain.
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

Dicerna has been impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which the Company operates. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting the Company’s collaborative agreements and its own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in the Company’s clinical trials, and Dicerna has undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 and monitors the Food and Drug Administration’s and other health authorities’ guidance for the conduct of clinical trials during this time.

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

Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2020 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2020 and 2019. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for any other interim period, or for any other future year.
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

Recent accounting pronouncement
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The FASB subsequently issued amendments to ASU 2016-13 which have the same effective date of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establish additional disclosures related to credit risks associated with financial assets. The adoption of this standard did not have a significant impact on the Company’s financial statements.
Summary of significant accounting policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K except for the adoption of FASB ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
The Company’s investment in U.S. Treasury securities, reported as held-to-maturity investments, and the associated accrued interest reported as prepaid expenses and other current assets on the condensed consolidated balance sheets, is its only pool of financial assets. The financial assets pool was determined by the type of financial asset instrument and its credit quality. Management does not expect a credit loss with U.S. Treasury securities and determined an allowance was not required because the U.S. Federal Reserve did not have a history of defaulting on its obligations as of the reporting date.
2. NET LOSS PER SHARE
The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding. In periods of net income, the Company’s accounting policy includes allocating a proportional share of net income to participating securities, as determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods when the Company incurs a net loss, the Company does not allocate a proportional share of net loss to participating securities because they have no contractual obligation to share in the net losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of stock options, warrants, and unvested restricted stock units that are outstanding during the period, except where such non-participating securities would be anti-dilutive.
The outstanding securities presented below were excluded from the calculation of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss per share during the three and six months ended on the dates presented.

	JUNE 30, 2020	JUNE 30, 2019
Options to purchase common stock	15,109,939	11,973,016
Unvested restricted stock units	887,355	—
Warrants to purchase common stock	—	2,198
Total	15,997,294	11,975,214

3. HELD-TO-MATURITY INVESTMENTS
A summary of the Company’s held-to-maturity investments is presented below:

	JUNE 30, 2020
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$471,408	$1,453	$(1)	$472,860

	DECEMBER 31, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$196,065	$160	$(6)	$196,219
The Company presents accrued interest receivable in prepaid expenses and other current assets, separate from held-to-maturity investments in its condensed consolidated balance sheets.
The Company’s policy is not to measure an allowance for credit losses for accrued interest receivables and to write off any uncollectible accrued interest receivable as a reversal of interest income in the period in which it determines the accrued interest will not be collected. The Company did not write off any accrued interest receivables during the three and six months ended June 30, 2020 and 2019.
The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell its investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases.

4. FAIR VALUE MEASUREMENTS
A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis is presented below:

	JUNE 30, 2020
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$197,772	$197,772	$—	$—
Held-to-maturity investments
U.S. Treasury securities	472,860	—	472,860	—
Restricted cash equivalents
Money market funds	5,563	5,563	—	—
Total	$676,195	$203,335	$472,860	$—

	DECEMBER 31, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$152,903	$152,903	$—	$—
Held-to-maturity investments
U.S. Treasury securities	196,219	—	196,219	—
Restricted cash equivalents
Money market funds	3,894	3,894	—	—
Total	$353,016	$156,797	$196,219	$—
The Company’s cash equivalents and restricted cash equivalents, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of June 30, 2020 and December 31, 2019. Restricted cash equivalents represent money market investments which secure letters of credit established in connection with the Company’s facility leases.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of June 30, 2020 and December 31, 2019.
As of June 30, 2020 and December 31, 2019, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
5. PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	JUNE 30, 2020	DECEMBER 31, 2019
Prepaid clinical, contract research, and manufacturing costs	$6,406	$4,288
Interest receivable	1,327	918
Prepaid insurance	1,351	583
Other prepaid expenses and other current assets	3,457	1,145
Total	$12,541	$6,934

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	JUNE 30, 2020	DECEMBER 31, 2019
Accrued clinical, contract research, and manufacturing costs	$14,641	$10,347
Accrued compensation and other employee-related benefits	8,029	7,298
Accrued professional fees	1,071	1,519
Other accrued expenses and current liabilities	3,268	878
Total	$27,009	$20,042

7. COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS
Alnylam
Background
On April 3, 2020, the Company and Alnylam (collectively, the “parties”) entered into a Collaboration and License Agreement (the “A1AT Agreement”) and a Patent Cross License Agreement (the “PH Agreement”). Pursuant to the A1AT Agreement, Dicerna will lead efforts on investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease (“alpha-1 liver disease”). Pursuant to the PH Agreement, the parties completed a cross-license of their respective intellectual property for Alnylam’s lumasiran and Dicerna’s nedosiran investigational programs for the treatment of primary hyperoxaluria (“PH”). No upfront cash consideration was exchanged in either transaction.
Pursuant to the A1AT Agreement, Alnylam’s A1AT product (ALN-AAT02, or the “Alnylam Product”) and Dicerna’s A1AT product (DCR-A1AT, or the “Dicerna Product”) will be explored for the treatment of alpha-1 liver disease. Under the A1AT Agreement, the Company obtained an exclusive worldwide license to Alnylam’s intellectual property to exploit the Alnylam Product. Dicerna assumes responsibility for the development of both the Alnylam Product and the Dicerna Product, at its cost. Dicerna will select which product candidate(s) to advance in development for the treatment of patients with alpha-1 liver disease. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt-in to commercialize the selected candidate in countries outside the U.S. where it already has a commercialization infrastructure in place (the “Commercialization Option”). If Alnylam exercises its Commercialization Option, the parties will share future development costs. Further, each party will pay tiered royalties to the other party based on a percentage of net product sales generated in its territory ranging from low-single-digits to high teens dependent upon which candidate is commercialized. In the event Alnylam waives its Commercialization Option, the Company will retain worldwide rights to commercialize the selected candidate in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $180.0 million if both product candidates progress to commercialization, and royalties payable to Alnylam based on net product sales, also at a rate dependent on which candidate is ultimately commercialized, ranging from low-single-digits to low-double-digits. The A1AT Agreement is subject to customary termination provisions, and the Company may terminate the A1AT Agreement at any time without cause following the notice period described in the A1AT Agreement.
Pursuant to the PH Agreement, the parties granted to each other a perpetual non-exclusive cross-license to their respective intellectual property related to their respective PH treatment investigational programs to ensure that each party has the freedom to develop and commercialize its respective product candidate with Alnylam’s lumasiran targeting glycolate oxidase (“GO”) for the treatment of PH type 1 and Dicerna’s nedosiran targeting lactate dehydrogenase A (“LDHA”) for the treatment of PH types 1, 2, and 3. Each party will have sole discretion concerning the research and development of its products in the field. In exchange for the license, Alnylam is required to pay mid- to high-single-digit royalties to Dicerna based on global net sales of lumasiran and Dicerna is required to pay low-single-digit royalties to Alnylam on global net sales of nedosiran. The PH Agreement cannot be terminated by either party for the other party’s breach. However, either party may terminate the PH Agreement or may reduce the royalty payable to the other party upon a patent-related challenge by the other party unless the challenge is withdrawn and no longer pending within the time periods specified in the PH Agreement. Further, the PH Agreement will terminate upon the expiration of the last-to-expire patent rights licensed thereunder.

Accounting Analysis
The Company determined that the A1AT Agreement and the PH Agreement represent separate agreements for accounting purposes, as the transactions have different commercial objectives, the consideration under each contract is not dependent upon the price or performance of the other contract, and the goods or services under each contract are separate performance obligations.
A1AT Agreement
The Company concluded that the A1AT Agreement was within the scope of Accounting Standards Codification (“ASC”) 606, Contracts with Customers, as the provision of research and development services is considered an output of the entity’s ordinary activities in exchange for consideration.
The Company identified a single performance obligation under the A1AT Agreement which consists of the provision of certain nonclinical and clinical services through the completion of the Phase 1 clinical trial for any product.
The Company determined that the transaction price at inception of the A1AT Agreement consists of non-cash consideration in the form of the license received from Alnylam. The Company determined that the fair value of the non-cash consideration (the license received from Alnylam) is insignificant given the early-stage development status of the Alnylam Product and the related risks associated with developing a commercial product. The sales-based royalties that Dicerna may be entitled to receive in the event that Alnylam exercises its Commercialization Option have been excluded from the transaction price and will be recognized only if Alnylam exercises its Commercialization Option and the related sales occur.
In the event that Alnylam waives the Commercialization Option, Dicerna may be required to pay contingent milestones and royalties in amounts that vary depending on whether a Dicerna or Alnylam Product is commercialized to compensate Alnylam for the license provided under the agreement. Given the uncertainty associated with these contingent payments, the Company has not recognized any amounts associated with these payments.
The Company has recorded development costs incurred under the A1AT Agreement as research and development expenses in the Company’s condensed consolidated statement of operations.
PH Agreement
The Company concluded the PH Agreement is within the scope of ASC 610, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, as the exchange of non-exclusive licenses is considered an exchange of non-financial assets outside the ordinary scope of business. Pursuant to ASC 610-20, the Company applied the guidance in ASC 606 to determine if a contract exists, identify the distinct non-financial assets, and determine when control transfers and, therefore, when to derecognize the asset. Additionally, the Company applied the measurement principles of ASC 606 to determine the amount of consideration, if any, to include in the calculation of the gain or loss for the non-financial asset.
The Company determined that it transferred control of a non-financial asset (the non-exclusive license granted to Alnylam) at contract inception. Applying the non-cash consideration guidance in ASC 606, the Company further determined that the fair value of the non-financial asset received (the non-exclusive license from Alnylam) was insignificant. Therefore, the Company has concluded that no gain or loss will be recorded related to the PH Agreement at contract inception.
The Company will record costs related to its PH program as research and development expenses in the Company’s condensed consolidated statement of operations.

Novo collaboration and share purchase agreements
Background
On November 15, 2019, Dicerna and Novo entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”). Under the terms of the Novo Collaboration Agreement, the Company and Novo will seek to use GalXC to explore more than 30 gene targets associated with liver disease with the goal of delivering multiple clinical candidates for disorders including chronic liver disease, non-alcoholic steatohepatitis (“NASH”), type 2 diabetes, obesity, and rare diseases. The Company will conduct and fund discovery and preclinical development to clinical candidate selection for each liver cell target. Novo will be responsible for all further development and the commercialization of each candidate selected for development, with the Company manufacturing clinical candidates selected for Phase 1-related clinical development, subject to reimbursement for its manufacturing costs. In addition, the Company will assist Novo with the Investigational New Drug (“IND”) filing for the first development candidate. The Company also retains the ability to opt in to co-development of a total of two programs during clinical development in Phases 1-3, subject to limitations in the event of a change in control. If the Company exercises a co-development option, it also has an option to co-promote the product in the United States, subject to limitations in the event of a change in control of the Company. Additionally, the Company may lead the development and commercialization of two programs targeting orphan liver diseases, with Novo retaining the ability to opt in to both programs in Phases 1-3. The Company and Novo will share in profits and losses for the Company’s orphan liver and Novo products should both parties elect to co-develop.
The Company is working exclusively with Novo during the research collaboration period on the discovery, research, development, and commercialization of hepatocyte targets not otherwise subject to the Company’s existing partnerships and Novo is, during a specified discovery period, working exclusively with the Company in any new research and development of compounds and products directed to collaboration targets using small interfering RNA (“siRNA”) conjugated to the sugar N-acetyl-D-galactosamine (“GalNAc”) to reduce the expression of specific target genes in the liver. Under the Novo Collaboration Agreement, the Company is providing Novo with exclusive and non-exclusive licenses and manufacturing support to enable Novo to commercialize products derived from or containing compounds developed pursuant to such agreement.
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
Revenue associated with the performance obligation is being recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time, as the Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Novo Collaboration Agreement at June 30, 2020 was $250.1 million. As of June 30, 2020, the Company expected to recognize the balance of deferred revenue over the remaining portion of the five-year research term, which may be extended for up to two years.
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
The Roche Collaboration Agreement requires that Dicerna completes the ongoing Phase 1 clinical trial, along with additional Phase 1 cohorts that were requested by Roche, which will reimburse the Company for the cost of the additional cohorts, after which Roche will lead the development and commercialization of the RG6346 program. Roche also had until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche which are intended primarily to treat HBV. Under an amendment to the Roche Collaboration Agreement in June 2020, Roche and Dicerna agreed to extend the date for nomination of targets and initiation of the research and develop collaboration from December 31, 2020 to January 15, 2021, subject to further potential extension by the parties due to the COVID-19 global pandemic shutdowns. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Company’s and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company is providing Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement. In April 2020, Roche selected its first target under the research and development portion of the Roche Collaboration Agreement.
Under the terms of the Roche Collaboration Agreement, Roche paid the Company a non-refundable upfront payment of $200.0 million in January 2020. The Company is also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones. In addition, Roche will pay the Company up to mid-teens percent royalties on worldwide product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing RG6346 in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, the Company has an option to co-fund the development of products under the agreement and, if exercised, receive high-twenties to mid-thirties royalty rates on net sales of products in the United States. If the Company exercises the co-funding option, it also has an option to co-promote products containing RG6346 in the United States.

Accounting Analysis
The Company concluded that Roche is a customer in this arrangement pursuant to the revenue recognition guidance. The Company identified contract promises under the agreement for (i) the license of intellectual property and know-how rights related to the lead compound, (ii) research and development services to complete the Phase 1 study associated with the lead compound, (iii) lead compound transfer activities, (iv) manufacturing of clinical supply for the lead compound Phase 1 study, and (v) Roche’s option to receive additional goods and services related to the research and development collaboration. The Company determined that the Roche Collaboration Agreement contains two performance obligations consisting of: (i) a combined performance obligation that includes a license, related development and manufacturing services to complete the Phase 1 study, and manufacturing obligations through the completion of the Phase 1 study related to the lead compound, and (ii) a material right to enter into a research and development collaboration to develop additional targets. While evaluating contract promises to determine whether each was capable of being distinct and distinct within the context of the contract, management considered the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that the promises of the license and research and development services related to the lead compound were not distinct from each other. Accordingly, these promises were combined into one performance obligation. Upon Roche’s exercise of its option to enter into the research and development collaboration for which no additional consideration will be received, Roche has the right to nominate up to five additional targets. For each target, Roche will receive a license to the Selected Target, for which the Company will perform research services through clinical candidate selection. The Company is not required to perform services on more than three Selected Targets at any time. Roche also has the right to replace up to three Selected Targets if a clinical candidate cannot be identified during the research term. In April 2020, Roche nominated the first of up to five targets under the research and development portion of our collaboration agreement.
The total transaction price for the Roche Collaboration Agreement is $206.5 million, consisting of the upfront payment of $200.0 million and the estimated reimbursement from Roche related to the additional cohorts. The Company used the most likely amount method to estimate the amount of reimbursement, which was considered variable consideration, related to the additional cohorts. As reimbursement will be made as the Company performs the related services, the Company concluded that such amount does not need to be constrained, and therefore, included the full amount of the estimated reimbursement by Roche in the transaction price.
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
The Company allocated the $206.5 million transaction price to the performance obligations on a relative standalone selling price basis. The Company estimated the standalone selling price for the lead compound performance obligation of $161.0 million using the adjusted market assessment approach, whereby the Company adjusted comparable third-party transactions to reflect the stage of development of the Company’s asset. To determine the estimated standalone selling price of the material right of $45.5 million, the Company estimated the standalone selling price of the underlying performance obligations included in the material right and estimated the probability of Roche exercising such underlying performance obligations. The Company concluded that the research and development collaboration material right contains (i) five material rights to receive a selected target license and related research and development services, and (ii) three material rights to receive a replacement selected target license and related research and development services. The variable consideration related to the reimbursement from Roche for the additional Phase 1 cohorts and any milestones and royalties that are achieved will be allocated specifically to the lead compound performance obligation, as this variable consideration relates specifically to the Company’s satisfaction of the lead compound performance obligation and such allocation has been determined to be consistent with the allocation objective of revenue recognition guidance.
Revenue associated with the lead compound performance obligation is recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time, as the Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services. The transaction price allocated to the research and development collaboration material right will be recognized based on the timing of recognition of the underlying performance obligations that comprise the material right, or upon expiry of the material right if such right is not exercised.

The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Roche Collaboration Agreement at June 30, 2020 was $167.7 million. Additionally, at June 30, 2020, the Company had a contract asset of $1.3 million. As of June 30, 2020, the Company expected to recognize the balance of deferred revenue during the estimated three-year research term, which may be extended for up to two years.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Lilly Collaboration Agreement at June 30, 2020 was $116.6 million. As of June 30, 2020, the Company expected to recognize this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022.
Alexion collaboration and equity agreements
Background
On October 22, 2018, the Company and Alexion entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”). The Alexion Collaboration Agreement is for the joint discovery and development of RNAi therapies for complement-mediated diseases. The Company and Alexion will collaborate on the discovery and development of two subcutaneously delivered GalXC candidates, currently in preclinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. The Company will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. The Company will be responsible for manufacturing of the GalXC candidates through the completion of Phase 1, and certain related costs will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1. The Alexion Collaboration Agreement provides Alexion with exclusive worldwide licenses as well as development and commercial rights to the GalXC RNAi molecules developed in the collaboration in exchange for development and approval-related milestones, sales milestones, and royalties on future product sales.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Alexion Agreements at June 30, 2020 was $63.2 million. As of June 30, 2020, the Company expects the majority of deferred revenue to be recognized through the second quarter of 2022.

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
BI contract amendment – Background
In October 2018, BI exercised its Second Target option, which entitled the Company to a non-refundable payment of $5.0 million and reimbursement of $0.7 million for certain third-party expenses. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed to in an Additional Target Agreement (the “ATA”), which was entered into on December 31, 2018 (together, with the BI Agreement, the “BI Collaboration Agreements”).
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
Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations under the BI ATA at June 30, 2020 was $1.0 million. The Company expects to recognize this amount through October 2020.
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
Revenue summary
The following table provides a summary of revenue recognized:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Novo	$2,447	$—	$4,052	$—
Roche	20,677	—	39,984	—
Lilly	9,487	2,539	19,069	3,072
Alexion	7,063	1,082	9,825	1,503
BI	774	2,061	1,546	4,214
Total	$40,448	$5,682	$74,476	$8,789

The following table provides a summary of deferred revenue balances:

	JUNE 30, 2020
	CURRENT	NONCURRENT	TOTAL
Novo	$39,929	$135,192	$175,121
Roche	79,468	81,810	161,278
Lilly	59,892	56,739	116,631
Alexion	41,023	17,148	58,171
BI	1,031	—	1,031
Total	$221,343	$290,889	$512,232

	DECEMBER 31, 2019
	CURRENT	NONCURRENT	TOTAL
Novo	$813	$3,359	$4,172
Roche	118,094	81,906	200,000
Lilly	63,233	72,314	135,547
Alexion	27,845	25,151	52,996
BI	2,273	—	2,273
Total	$212,258	$182,730	$394,988

8. STOCK-BASED COMPENSATION
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Research and development expenses	$4,578	$1,901	$8,881	$3,759
General and administrative expenses	5,628	1,992	9,852	4,961
Total	$10,206	$3,893	$18,733	$8,720
During the three and six months ended June 30, 2020, the Company granted stock options to purchase 701,925 and 3,608,225 shares of common stock with aggregate grant date fair values of $9.5 million and $53.8 million, respectively, compared to stock options to purchase 891,500 and 4,456,000 shares of common stock granted with aggregate grant date fair values of $8.5 million and $37.3 million, during the three and six months ended June 30, 2019, respectively.
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Common stock price	$17.33 - $21.61	$12.12 - $15.44	$15.61 - $22.58	$10.31 - $15.44
Expected option term (in years)	5.50 - 6.08	5.28 - 6.05	5.50 - 6.08	5.28 - 6.07
Expected volatility	78.33% - 80.45%	79.12% - 80.80%	78.33% - 80.45%	78.79% - 80.80%
Risk-free interest rate	—% - 0.42%	1.75% - 2.35%	—% - 1.71%	1.75% - 2.62%
Expected dividend yield	—%	—%	—%	—%
During the three and six months ended June 30, 2020, the Company granted 189,455 and 910,055 restricted stock units with grant date fair values of $3.8 million and $19.8 million, respectively. No restricted stock units were granted during the three and six months ended June 30, 2019.

9. LEASES
On January 14, 2020, the Company entered into a non-cancelable real property lease agreement for 61,282 square feet of laboratory and office space in Lexington, Massachusetts. The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend the term for two additional successive periods of five years thereafter. The aggregate total fixed rent is approximately $41.8 million with the annual fixed rental payments escalating from $3.6 million to $4.8 million during the original term. In conjunction with the agreement, the Company was required to establish a $1.5 million letter of credit that has been secured by money market investments and presented as restricted cash equivalents.
Payments due under the lease agreement include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. This lease does not contain a residual value guarantee.
The interest rate implicit in the lease agreement is not readily determinable, and as such, the Company utilizes its incremental borrowing rate to calculate the lease liability, which is the rate incurred to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment at the time the asset is made available to the Company.
10. COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2020.
11. SUBSEQUENT EVENTS
Amendment to 75 Hayden Ave. Lease
On July 1, 2020, the Company entered into the first amendment (the “75 Hayden Amendment”) to the lease by and between the Company and Hayden Office Trust (as amended, the “Amended 75 Hayden Lease”). The 75 Hayden Amendment expands the square footage leased under the Amended 75 Hayden Lease to contain a total of 91,728 rentable square feet.
The 75 Hayden Amendment increases monthly base rent by an average of $0.2 million per month. In addition, throughout the term of the Amended 75 Hayden Lease, the Company is responsible for paying certain costs and expenses, including insurance costs and a proportionate share of applicable taxes and operating expenses for the premises.
Second Amendment to Colorado Lease
On July 8, 2020, the Company entered into a second amendment (the “Second Colorado Lease Amendment”) to the Lease Agreement dated August 26, 2019, by and between the Company and Western Office Portfolio Property Owner LLC (the “Colorado Lease”), as amended by that certain First Amendment to Lease Agreement dated February 4, 2020 (the “First Amendment” and, together with the Second Colorado Amendment and the Colorado Lease, the “Amended Colorado Lease”). The Second Colorado Lease Amendment approves a biotechnology laboratory to be operated by the Company on the premises.
Under the Second Colorado Lease Amendment, the Company shall be responsible for any damage caused through the conversion of the premises to a biotechnology laboratory, and the Company must abide by certain requirements, as detailed in the Second Colorado Lease Amendment, in the operation and maintenance of the biotechnology laboratory.

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
Overview
Dicerna Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to selectively silence genes that cause or contribute to disease. Using our proprietary RNAi technology platform, GalXC™, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on hepatocytes, Dicerna has continued to innovate and is exploring new applications of its RNAi technology beyond the liver, targeting additional tissues and enabling new therapeutic applications. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and our collaborative partners, we currently have more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegeneration and pain.
All of our drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent and specific mechanism for silencing the activity of a targeted gene. In this naturally occurring biological process, double-stranded RNA molecules induce the enzymatic destruction of the messenger ribonucleic acid (“mRNA”) of a target gene that contains sequences that are complementary to one strand of the therapeutic double-stranded RNA molecule. Our approach is to design proprietary double-stranded RNA molecules that have the potential to engage the enzyme Dicer and initiate an RNAi process to silence a specific target gene. Our GalXC RNAi platform utilizes a proprietary GalNAc-mediated structure of double-stranded RNA molecules. For our current clinical programs, our GalXC RNAi platform has been configured for subcutaneous delivery to the liver. Due to the enzymatic nature of RNAi, a single GalXC molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.
The GalXC RNAi platform and other proprietary RNAi delivery technologies support Dicerna’s long-term strategy to retain a full or substantial ownership stake in our programs, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases or diseases with well-characterized genetic targets. These certain rare disease programs, which include our nedosiran and A1AT product(s) programs, represent opportunities that we believe carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and the potential for more rapid clinical development paths to regulatory approval. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we plan to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.
Executive Summary
Our results of operations for and liquidity and capital resources as of the six months ended June 30, 2020 include the following:
• In January 2020, we entered into a non-cancelable real property lease agreement for 61,282 square feet of office space at 75 Hayden Avenue in Lexington, Massachusetts. The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend the term for two additional successive periods of five years thereafter. The aggregate total fixed rent is approximately $41.8 million.
• In January 2020, we received a $200.0 million upfront payment from Roche associated with a collaboration agreement executed in October 2019 to which we were a party. The agreement with Roche is to progress RG6346, the investigational therapy in Phase 1 clinical development, toward worldwide development and commercialization, and includes an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of chronic hepatitis B virus (“HBV”) infection. In April 2020, Roche selected its first target under the research and development portion of the agreement.

• In January 2020, we received a $175.0 million upfront payment from Novo associated with a collaboration agreement executed in November 2019 to which we were a party. The agreement with Novo is for the use of the Company’s proprietary GalXC platform to progress novel therapies for the treatment of liver-related cardiometabolic diseases towards clinical development and commercialization.
•In February 2020, we issued and sold approximately $40.0 million of shares of our common stock to a single institutional investor through our “at-the-market” sales facility with Cowen and Company, LLC. In this transaction, we sold an aggregate of 2,077,500 shares of common stock at a price of $19.25 per share, resulting in approximately $39.2 million after a deduction of approximately $0.8 million in sales commissions. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the Securities and Exchange Commission (“SEC”) on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.
•In April 2020, we and Alnylam entered into a collaboration and license agreement (the “Alnylam Collaboration Agreement”) and a patent cross-license agreement (the “Alnylam Cross-License Agreement”). Under the Alnylam Collaboration Agreement, we and Alnylam will work to develop and commercialize investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease (“alpha-1 liver disease”). Under the Alnylam Cross-License Agreement, we and Alnylam will cross-license our respective intellectual property related to Alnylam’s lumasiran and our nedosiran investigational programs for the treatment of primary hyperoxaluria (“PH”). The non-exclusive license agreement provides for Alnylam to pay mid- to high-single-digit royalties to Dicerna based on global net sales of lumasiran and for Dicerna to pay low-single-digit royalties to Alnylam on global net sales of nedosiran. The non-exclusive cross-license agreement ensures that each party has the freedom to develop and commercialize its respective product candidate.
•In June 2020, the Food and Drug Administration (“FDA”) granted rare pediatric disease designation for nedosiran for the treatment of PH. Under the FDA’s rare pediatric disease designation program, the FDA may grant a priority review voucher to a Sponsor who receives a product approval for a “rare pediatric disease.” Subject to FDA approval of nedosiran for the treatment of PH, we would be eligible to receive a voucher that may be redeemed to receive priority review for a subsequent marketing application for a different product candidate or which could be sold or transferred.
•The COVID-19 pandemic has resulted in slower enrollment in our clinical trials, and we have undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. We believe we have sufficient capital to fund the execution of our current clinical and operating plans into 2023.
•The current supply of Dicerna’s investigational medicines continues to be sufficient to support ongoing clinical trials. Based on current evaluations, Dicerna’s supply chain continues to appear intact at this time and able to meet expected 2020 clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through mid-2021 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 and remain in close contact with suppliers. Please refer to the “Financial Operations Overview” section below for specific anticipated effects on our financial statement line items.
•The following table provides a summary of revenue recognized for the three and six months ended June 30, 2020 and June 30, 2019:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Novo	$2,447	$—	$4,052	$—
Roche	20,677	—	39,984	—
Lilly	9,487	2,539	19,069	3,072
Alexion	7,063	1,082	9,825	1,503
BI	774	2,061	1,546	4,214
Total	$40,448	$5,682	$74,476	$8,789
In addition, in July 2020, we entered into the first amendment to the 75 Hayden Avenue lease. The 75 Hayden amendment expands the square footage leased under the 75 Hayden Avenue lease to contain a total of 91,728 rentable square feet. The 75 Hayden Avenue lease amendment increases monthly base rent by an average of $0.2 million per month.
Also in July 2020, we entered into a second amendment to the lease agreement for our facility in Colorado. The Colorado facility lease amendment approves Dicerna to operate a biotechnology laboratory on the premises.

In August 2020, we provided updated guidance related to the enrollment completion timeline for our PHYOX2 pivotal trial of nedosiran in patients with PH after previously removing formal guidance due to COVID-19 impacts. Revised guidance anticipates we will enroll the last of 36 patients into PHYOX2 in the fourth quarter of 2020.
Development Programs
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core liver-focused therapeutic programs for development by Dicerna. For opportunities that were not selected as a core program opportunity, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval, subject to partnership opportunities that arise, such as our collaboration with Alnylam. For core programs targeting larger populations, we may seek development partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC technology.
In addition to the programs listed in our pipeline, we are exploring a variety of potential programs involving gene targets in the liver, central nervous system, and other tissues, which we may elevate in the future to be either a core program or a non-core collaborative program. Under our collaborations with Novo, Roche, and Lilly, our collaborators have rights to nominate additional programs for discovery by Dicerna and subsequent development by the nominating collaborator, which will become part of our non-core pipeline.
Our four core programs are: nedosiran for the treatment of PH, RG6346 for the treatment of HBV infection, DCR-A1AT and ALN-AAT02 for the treatment of A1AT deficiency-associated liver disease, and a program for the treatment of a more prevalent disease involving the liver.
We conduct clinical trials in various countries around the world, including the U.S. and other areas heavily impacted by the COVID-19 pandemic. As a result, and based on the most recent updates from clinical sites impacted by these measures, the Company has reevaluated its previous expectations related to clinical development milestones.

The tables below set forth the stage of development of our various GalXC RNAi platform product candidates as of August 5, 2020:

Collaborative Pipeline

Boehringer Ingelheim	ALEXION	Lilly	Roche	novo nordisk®
Nov. 2017	Oct. 2018	Oct. 2018	Oct. 2019	Nov. 2019
NASH	**Complement-Mediated Rare Diseases**	**Cardiometabolic, Neurodegeneration, Pain, Undisclosed**	**Chronic HBV**	**Liver-Related Cardiometabolic Diseases**
DCR-LIV2	**DCR-COMP1** **DCR-COMP2** DCR-COMP3 DCR-COMP4	**LY3561774** **LY3819469** DCR-CM4 DCR-CM5 DCR-NEURO1 DCR-NEURO2 DCR-LLY9 DCR-PAIN1 DCR-PAIN2 DCR-LLY10	DCR-RG1 Multiple potential targets	30+ potential targets Multiple targets selected

Preclinical
Discovery Stage

Dicerna™

1

Status of Dicerna Programs
Research
Dicerna continues to advance the GalXC RNAi platform as it is applied to therapeutic targets expressed in hepatocytes using GalNAc conjugates, for both our partnered research and development programs and our internal liver-targeted programs. All Dicerna-partnered programs include one or more liver-targeted applications of the GalXC RNAi platform.
In addition, Dicerna continues to explore applications of its RNAi technology against therapeutic gene targets expressed in tissues other than the liver, including targets expressed in the central nervous system and other extrahepatic tissues and organs of high therapeutic interest and has made significant progress. Significant gene target knockdown has been achieved in multiple cell types and regions of the central nervous system and other extrahepatic tissues, in both rodents and nonhuman primates. These extrahepatic applications are based on structurally and chemically modified and/or alternatively conjugated forms of the GalXC platform as initially applied to the liver in Dicerna’s ongoing clinical programs. Dicerna’s extrahepatic applications of the GalXC platform include both partnered and wholly owned internal programs.
On August 6, 2020, Dicerna presented its first preclinical data demonstrating expansion of its technology and discovery efforts beyond its hepatocyte-focused GalXC RNAi technology to central nervous system (“CNS”), skeletal muscle, and adipose tissues. Results from preclinical assays demonstrated consistent and durable CNS-wide target mRNA knockdown using novel constructs regardless of route of administration (intrathecal [IT] or intracisterna magna [ICM]), and reduction in target mRNA (messenger RNA) in skeletal muscle and adipose tissue using optimized chemistries, resulting in equivalent and potentially highly durable target knockdown regardless of dosing regimens.

Our current core GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
We are developing our lead GalXC product candidate, nedosiran, which is in the pivotal phase of clinical development, for the treatment of PH type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”). PH is a family of severe, ultra-rare, genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. The accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.
PH encompasses three genetically distinct, autosomal-recessive, inborn errors of glyoxylate metabolism characterized by the overproduction of oxalate. PH1, PH2, and PH3 are each characterized by a specific enzyme deficiency. PH1 is caused by a deficiency of glyoxylate-aminotransferase, PH2 is caused by a deficiency of glyoxylate reductase/hydroxypyruvate reductase, and PH3 is caused by a deficiency of 4-hydroxy-2-oxoglutarate aldolase. Patients with PH are predisposed to the development of recurrent urinary tract (urolithiasis) and kidney (nephrolithiasis) stones, composed of calcium oxalate crystals. Stone formation is accompanied by nephrocalcinosis in some patients with PH1 and PH2. This deposition of calcium oxalate crystals in the renal parenchyma produces tubular toxicity and renal damage that is compounded by the effects of renal calculi-related obstruction and frequent superimposed infections. Based on the evaluation of genome sequence databases, there may be as many as 16,000 people with PH in the U.S. and major European countries.
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
In 2018, nedosiran received Orphan Drug Designation from the FDA, and the European Medicines Agency’s (“EMA”) Committee for Orphan Medicinal Products (“COMP”) designated nedosiran as an orphan medicinal product for the treatment of PH. In June 2020, the FDA granted rare pediatric disease designation for nedosiran. Under the FDA’s rare pediatric disease designation program, the FDA may grant a priority review voucher to a Sponsor who receives a product approval for a rare pediatric disease. Subject to FDA approval of nedosiran for the treatment of PH, we would be eligible to receive a voucher that may be redeemed to receive priority review for a subsequent marketing application for a different product candidate or which could be sold or transferred.
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
The PHYOX1 investigators also reported that the three participants with PH2 (one of whom received a single 1.5 mg/kg dose of nedosiran; the other two received a 3.0 mg/kg dose) achieved a mean maximal reduction of 24-hour urinary oxalate of 49% (range: 39% to 66%) with one participant reaching normalization and another participant reaching near-normalization at one or more post-dose time points. The PH2 patient who did not achieve normalization or near-normalization was dosed at the 1.5 mg/kg level.
Preliminary data from the PHYOX1 trial presented in November 2019 showed that nedosiran was generally well tolerated based on data from 18 participants (15 adults and three adolescents [participants 13-16 years old]) with PH1 (n=15) and PH2 (n=3) and 25 adult healthy volunteers. As of the last data cut in March 2020, seven serious adverse events (“SAEs”) have occurred in six participants in Group B; none was deemed related to the study drug, and all seven SAEs have resolved. A total of seven participants dosed with nedosiran experienced mild or moderate injection-site reactions (defined as occurring four hours or more after injection), all of which resolved without intervention in a mean of 25 hours. No clinically meaningful safety signals were observed, including no clinically significant liver function test abnormalities.
PHYOX3 Long-Term, Multidose, Open-Label Extension Study
We received approval to proceed with the Phase 2 (“PHYOX2,” our multidose, double-blind, randomized, placebo-controlled pivotal trial of nedosiran) and Phase 3 (“PHYOX3”) studies in 2019 in a subset of the countries in which we opened trial sites. We initiated dosing of participants transitioning from the PHYOX1 trial into the PHYOX3 study, a long-term, multi-dose, open-label extension study. Unlike the PHYOX2 trial, which requires screening and enrollment of new patients, patients with PH are permitted to transition into the PHYOX3 trial from any previous nedosiran trial in which they have participated. As of April 2020, we had implemented a protocol amendment with local IRBs and had transitioned certain site visits to a combination of at-home nurse visits with investigator telehealth assessments for dose administration and safety follow-up, as a result of impacts from COVID-19. As of July 10, 2020, 16 patients from PHYOX1 had transitioned into the study, as well as the sibling of one patient from PHYOX1. The PHYOX3 study’s primary endpoint will evaluate nedosiran’s annual rate of decline in estimated glomerular filtration rate (“eGFR”), a measure of kidney function. The PHYOX3 trial will also evaluate nedosiran’s long-term effect in reducing urinary oxalate (“Uox”) levels, long-term effect on new stone formation, nephrocalcinosis, and the potential to enable the gradual decrease or elimination of patients’ supportive hyperhydration therapies.
In August 2020, we presented data from an interim analysis as of July 10, 2020. Included in the analysis were 11 patients who had received at least 5 monthly doses of 170 mg/kg of nedosiran delivered subcutaneously. There was an extended washout period between participants’ completion of PHYOX1 during which participants were anticipating a return to 80% of their Uox PHYOX1 baseline prior to starting in PHYOX3. Some patients did not return to this range and were permitted to enroll in PHYOX3 with lower baseline levels. The mean body surface area (“BSA”)-adjusted baseline Uox of these 11 participants in PHYOX1 was 1.323 mmol/1.73m2 BSA/24 hr, and the mean BSA-adjusted observable baseline Uox levels for these same participants initiating PHYOX3 and included in this analysis was 0.926 mmol/1.73m2 BSA/24 hr. One hundred percent of PH1 participants (eight of eight) that had rolled over from PHYOX1 and received five doses of nedosiran in the PHYOX3 study had achieved normalization or near-normalization at Day 120; of these, normalization was reached in 63% of the PH1 participants (five of eight). For PH1 participants, the mean Uox level achieved was within the normal range (mean Uox= 0.404 mmol/1.73m2 BSA/24 h). 33% of PH2 participants (one of three) achieved normalization at Day 120. Dicerna defines normal and near-normal Uox as below 0.46 mmol/1.73m2 BSA/24 hr and from 0.46 to 0.6 mmol/1.73m2 BSA/24 hr, respectively. As of July 10, 2020, five of the 17 participants enrolled in PHYOX3 had achieved and maintained normal Uox concentrations on at least three consecutive visits, making them eligible for gradual reduction in fluid intake.
In this interim analysis, nedosiran appeared well tolerated, with two injection-site reactions in the 16 enrolled patients and no drug-related severe adverse events. The overall adverse event profile was comparable to that observed in the PHYOX1 Phase 1 clinical trial. There was one participant who experienced a serious adverse event that was determined by the investigator to be unrelated to the study drug. Based on the cumulative number of days participants have participated in the PHYOX3 trial, total patient exposure to monthly dosing of nedosiran delivered subcutaneously has reached 5.8 years.

PHYOX2 Multidose, Double-Blind, Randomized, Placebo-Controlled Pivotal Trial
In March 2020, we provided an overview of our response to the COVID-19 pandemic that included an update on business continuity and clinical development milestones, including milestones related to the PHYOX clinical development program for nedosiran. The update outlined Dicerna’s intention to work closely with local Institutional Review Boards (“IRBs”) to implement a protocol amendment in accordance with recently adopted regulatory guidance that would allow for the transition of remaining site visits to at-home nurse visits for drug administration and safety follow-up. As a result of enrollment progress and temporary suspension of further clinical trial activities at multiple sites as of the March update, the Company withdrew its previous guidance for completion of enrollment in PHYOX2 in the second quarter of 2020. During April and May 2020, Dicerna transitioned certain site visits in the PHYOX2 trial to a combination of at-home nurse visits and investigator telehealth assessments for drug administration and safety follow-up following trial sites’ operational changes resulting from the COVID-19 pandemic. Enrollment in the PHYOX2 trial continues at a limited number of sites globally. Given the fluid nature of the COVID-19 pandemic and the evolving and extraordinary actions undertaken by clinical trial sites globally, we continue to evaluate our clinical plan related to nedosiran, and, at this time, expect to complete PHYOX2 enrollment in the fourth quarter of 2020. We also anticipate the last patient completing this study in the first half of 2021, and filing a New Drug Application in the third quarter of 2021.
In addition to the PHYOX2 clinical trial, we have multiple additional trials planned. Further clinical studies are expected to be initiated in patients with PH3 (PHYOX4) in the third quarter of 2020, in PH1 and PH2 patients with severe renal impairment, including those on dialysis (PHYOX7) in the fourth quarter of 2020, and in PH1, PH2, and PH3 patients aged 0-5 years, with relatively intact renal function (PHYOX8) in the first quarter of 2021. In addition, we anticipate initiating an observational study in patients with PH3 to evaluate the association between urinary oxalate and kidney stone formation rate in the third quarter of 2020.
In discussions with the FDA, we received feedback indicating alignment on a path to the full approval of nedosiran for the treatment of PH1 and PH2 based on achievement of substantial reduction of high baseline urinary oxalate in patients with PH1 and PH2 in the PHYOX2 pivotal trial. With this feedback, we believe we have a path to seek full approval in both PH1 and PH2 based on PHYOX2 results. In July 2019, we received Breakthrough Therapy Designation from the FDA for the development of nedosiran for the treatment of PH1. In June 2020, we announced that the FDA granted rare pediatric disease designation for nedosiran for the treatment of PH. We plan to continue our dialogue with the FDA regarding endpoints for studies involving patients with PH3 as part of the PHYOX clinical development program for nedosiran and potentially an expansion of the Breakthrough Therapy Designation to include PH2.
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
Commercial readiness activities continue across the organization to ensure the timing of appropriate infrastructure, processes, and capabilities to support Dicerna’s evolution to a fully-integrated pharmaceutical company. The primary focus is on U.S. commercialization infrastructure for nedosiran and the Medical Affairs and Commercial teams that have been established. Additional infrastructure and commercialization activities are paced to the PHYOX programs and New Drug Application (“NDA”) preparations. Outside the U.S., active discussions for regional and/or multinational commercial collaborations partners are underway.
RG6346 for Chronic Hepatitis B Virus Infection
Our GalXC RNAi platform-based product candidate for the treatment of chronic HBV infection, RG6346, is currently being tested in a Phase 1 clinical trial. Roche will be responsible for initiating Phase 2 development of RG6346. HBV is reported to be the most common serious liver infection affecting an estimated 292 million people globally. Chronic HBV infection is characterized by the presence of the HBV surface antigen (“HBsAg”) for six months or more. In order to be optimally positioned to develop and commercialize our product candidate, RG6346, in combination with other novel drugs, we entered into a research collaboration and licensing agreement with Roche in October 2019. Under the terms of the agreement, we are leading the development of RG6346 through the current Phase 1 trial, and pending favorable results, Roche intends to further develop RG6346 with the overall goal of developing a combination regimen to achieve a long-term immunological cure of chronic HBV in combination with additional Roche product candidates in Phase 2 and Phase 3 clinical trials. The agreement also provides an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of chronic HBV.

The DCR-HBVS-101 clinical trial is a Phase 1, randomized, placebo-controlled, double-blind study designed to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with HBV. Secondary objectives are to characterize the pharmacokinetic profile of RG6346 and to evaluate preliminary antiviral efficacy, as well as characterize the pharmacodynamics of HBsAg and HBV deoxyribonucleic acid (“DNA”) levels in blood. The DCR-HBVS-101 clinical trial is divided into three phases or groups:
•Group A is a single-ascending-dose arm in which 30 healthy volunteers received a dose of RG6346 (0.1, 1.5, 3.0, 6.0, or 12.0 mg/kg) or placebo, with a four-week follow-up period. Group A dosing was completed in August 2019.
•Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to nucleoside analog therapy will receive a 3.0 mg/kg dose of RG6346 or placebo; these participants will be followed for at least 12 weeks. We initiated Group B dosing in the third quarter of 2019, in parallel with Group C at the 3.0 mg/kg dose level. Group B dosing was completed in May 2020.
•Group C is a multiple-ascending-dose arm in which RG6346 (1.5, 3.0, or 6.0 mg/kg) or placebo will be administered to 18 participants with chronic HBV who are already being treated with nucleoside analogs, with a treatment and follow-up period of 16 weeks or more.
In August 2020, we announced top-line data from all originally planned cohorts from the ongoing DCR-HBVS-101 study. Patients within Groups B and C were randomized 5:3 and 2:1, active versus placebo, respectively. Patients in Groups B and C are eligible to enter into an extended follow-up observation period if they achieve a reduction of ≥1.0 log10 IU/mL of HBsAg from baseline and reach the end of the treatment period (12 weeks/85 days for Group B and 16 weeks/112 days for Group C). Enrollment was completed in June 2020, and results summarized below were as of June 25, 2020. Two participants have not yet reached Day 112, and the study is ongoing as of August 6, 2020. The final patient’s last dose in the 6.0 mg/kg dose group is expected to be administered in September 2020.
•Nine of 10 patients who received RG6346 and completed the treatment period in Group C achieved ≥1.0 Log10 IU/mL reduction in HBsAg at Day 112 and continued in the extended follow-up period.
•At Day 112, the mean reduction in HBsAg for each Group C cohort was:
•1.39 log10 IU/mL (n=4) for the 1.5 mg/kg cohort
•1.80 log10 IU/mL (n=4) for the 3.0 mg/kg cohort
•1.84 log10 IU/mL (n=2) for the 6.0 mg/kg cohort; two patients have not yet reached Day 112.
•Of these 10 patients, six had HBsAg <100 IU/mL at the last reported visit.
•Mean HBsAg reductions have been sustained through the extended follow-up period and the first patient dosed in the study has reached Day 392 with a 2.21 log10 IU/mL reduction in HBsAg (<100 IU/mL).
In addition, after a single 3.0 mg/kg dose of RG6346, two participants in Group B experienced protocol-defined transient alanine aminotransferase (“ALT”) flares, and one patient experienced a near-flare, each coinciding with a drop in HBsAg and preserved synthetic and excretory liver function, suggesting a potential enhanced immune response. One patient receiving 6.0 mg/kg of RG6346 in Group C demonstrated a similar self-resolving response.
No SAEs were observed with RG6346 treatment in any group. The most commonly reported adverse events were mild or moderate injection-site events. No dose-limiting toxicities were observed, and there were no safety-related discontinuations. No dose-/exposure-dependent increases in frequency or severity of safety parameters were noted, and participants with ALT/aspartate aminotransferase (“AST”) or gamma-glutamyl transferase (“GGT”) elevations were all self-resolving, with preserved liver synthetic and excretory function.
In April 2020, Roche nominated the first of up to five targets under the research and development portion of our collaboration agreement.
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
In April 2020, we entered into the Alnylam Collaboration Agreement. Under the Alnylam Collaboration Agreement, Alnylam’s ALN-AAT02 and Dicerna’s DCR-A1AT, each in Phase 1/2 development, will be explored for the treatment of alpha-1 liver disease. Under the agreement, we assume responsibility for both ALN-AAT02 and DCR-A1AT at our cost and may progress one or both of these investigational medicines through clinical development. We will select which product candidate to advance in development for the treatment of patients with alpha-1 liver disease. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt in to commercialize the selected candidate in countries outside the U.S. where it already has a commercialization infrastructure in place. If Alnylam exercises its opt-in right, each party will pay tiered royalties to the other party based on net product sales generated in its territory at rates dependent on which candidate is commercialized. In the event Alnylam waives its commercialization option, we will retain worldwide rights to commercialize the selected candidate in exchange for milestones and royalties payable to Alnylam, also at a rate dependent on which candidate is ultimately commercialized.
The initial DCR-A1AT-101 clinical trial is a Phase 1/2 randomized, placebo-controlled study designed to evaluate the safety and tolerability of DCR-A1AT in healthy volunteers and in patients with A1AT deficiency-associated liver disease. Secondary objectives are to characterize the pharmacokinetic profile of DCR-A1AT, to evaluate preliminary pharmacodynamics on serum A1AT protein concentrations, and to characterize the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by liver biopsy. Exploratory objectives include characterization of the effect of DCR-A1AT on A1AT deficiency-associated liver disease evaluated by biochemical markers as well as the effect on liver stiffness. The DCR-A1AT-101 clinical trial is divided into two phases or groups:
•Group A is a single-ascending-dose study in which a single dose of DCR-A1AT (0.1, 1.0, 3.0, 6.0, or 12.0 mg/kg) or placebo will be administered to up to 36 healthy volunteers, with a minimum 8-week follow-up. The first participant in Group A was dosed in November 2019.
•Group B is a multiple-ascending-dose study in which DCR-A1AT (doses yet to be determined) or placebo will be administered to up to 24 participants with A1AT with a treatment and follow-up period of 12 weeks or more.
Following our business update in March 2020, further enrollment of healthy volunteers in the Phase 1/2 trial of DCR-A1AT was effectively paused due to site restrictions related to the COVID-19 pandemic; however, all subjects in the current dosing cohort have since completed their remaining visits. Additional safety precautions have been implemented, including testing of any participants who present with symptoms consistent with COVID-19. As of late April 2020, the Scientific Review Committee for the DCR-A1AT Phase 1/2 trial confirmed that the study could continue, and we began enrolling the next dosing cohort in May 2020, which has now been completed. The first participants were dosed in June 2020.
We are currently targeting program selection and potential initiation of patient dosing in the first quarter of 2021.
DCR-Proprietary
We are currently pursuing development of a proprietary candidate for the treatment of a more prevalent disease involving the liver. Our goal is to begin a Phase 1 study for this program in 2021.
Collaborative Program Update
Eli Lilly and Company
During the first quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic disease, for advancement into preclinical development.
Lilly currently has a goal of filing an Investigational New Drug or Clinical Trial Authorization filing for LY3561774 in late 2020.

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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2020. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the six months ended June 30, 2020.
Recent Accounting Pronouncements
A summary of significant recent accounting pronouncements that we have adopted or expect to adopt is included in Note 1 – Description of Business and Basis of Presentation to our condensed consolidated financial statements (see Part I, Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q).
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through research funding, license fees and other upfront payments, option exercise fees, milestone payments, and preclinical development payments under our research collaboration arrangements with Novo, Roche, Lilly, Alexion, and BI. We have not generated any commercial product revenue, nor do we expect to generate any product revenue in the near-term.
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
•platform-related lab expenses, including discovery research, lab supplies, license fees, and consultants;
•employee-related expenses, including salaries, benefits, and stock-based compensation expense; and
•facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent and maintenance of facilities, depreciation of leasehold improvements and equipment, and laboratory and other supplies.
We expense research and development costs as they are incurred. We account for non-refundable advance payments for goods and services that will be used in future research and development activities as expenses when the service has been performed or when the goods have been received. A significant portion of our research and development costs are not tracked by project, as they benefit multiple projects or our technology platform.

Delays in or changes to our research and development plans and timelines, which impact both our internal and external resources, have occurred and may continue to occur due to the COVID-19 pandemic. Internally, we are impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which we operate. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting our collaborative agreements and our own programs. We also anticipate that the timing of hiring additional personnel may shift into later periods than initially anticipated. Externally, a number of our clinical trial sites have delayed and may continue to delay trial-related activities as a result of COVID-19. Any of these factors could cause the timing of the research and development expenses we expect to incur to shift into later periods and have the potential to cause us to expend more funds than originally contemplated as a result of needing to extend clinical development activities.
General and administrative expenses
General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial, and support functions. Other general and administrative expenses include travel expenses, professional legal fees, audit, tax, and other professional services, and allocated facility-related costs not otherwise included in research and development expenses.
Delays in or changes to our research and development plans and timelines due to the COVID-19 pandemic may also impact our support functions and the timing of hiring additional personnel, which could cause the timing of certain general and administrative expenses we expect to incur to shift into later periods.
Other income (expense)
Other income (expense) consists primarily of interest income. Interest income consists of income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents. We expect that interest income will continue to decrease due to recent decreases in interest rates.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2020 and 2019
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,
	2020	2019	$ CHANGE	% CHANGE
Revenue	$40,448	$5,682	$34,766	*
Operating expenses:
Research and development	53,376	22,832	30,544	133.8%
General and administrative	20,565	8,831	11,734	132.9%
Total operating expenses	73,941	31,663	42,278	133.5%
Loss from operations	(33,493)	(25,981)	(7,512)	28.9%
Other income (expense):
Interest income	1,729	2,136	(407)	(19.1)%
Interest expense	(6)	—	(6)	(100.0)%
Other expense	(50)	—	(50)	(100.0)%
Total other income, net	1,673	2,136	(463)	(21.7)%
Net loss	$(31,820)	$(23,845)	$(7,975)	33.4%

	SIX MONTHS ENDED JUNE 30,
	2020	2019	$ CHANGE	% CHANGE
Revenue	$74,476	$8,789	$65,687	*
Operating expenses:
Research and development	96,547	44,435	52,112	117.3%
General and administrative	36,588	18,507	18,081	97.7%
Total operating expenses	133,135	62,942	70,193	111.5%
Loss from operations	(58,659)	(54,153)	(4,506)	8.3%
Other income (expense):
Interest income	4,342	4,154	188	4.5%
Interest expense	(10)	—	(10)	(100.0)%
Other income	15	—	15	100.0%
Total other income, net	4,347	4,154	193	4.6%
Net loss	$(54,312)	$(49,999)	$(4,313)	8.6%
* Percentage change not meaningful
Revenue from collaborative arrangements
Revenue from collaborative arrangements during the three months ended June 30, 2020 reflects $20.7 million, $9.5 million, $7.1 million, $2.4 million, and $0.8 million from the Roche, Lilly, Alexion, Novo, and BI collaborations, respectively, compared to $2.6 million, $2.0 million, and $1.1 million related to the Lilly, BI, and Alexion collaborations during the three months ended June 30, 2019.
Revenue from collaborative arrangements during the six months ended June 30, 2020 reflects $40.0 million, $19.1 million, $9.8 million, $4.0 million, and $1.6 million from the Roche, Lilly, Alexion, Novo, and BI collaborations, respectively, compared to $4.2 million, $3.1 million, and $1.5 million related to the BI, Lilly, and Alexion collaborations during the six months ended June 30, 2019.
The increase in revenue for the three and six months ended June 30, 2020 is primarily attributable to activities under the recent collaboration agreement with Roche, as well as increased activities under the Lilly and Alexion collaboration agreements, as all three agreements are recognized as revenue on a cost-to-cost measure of progress method.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands):

	THREE MONTHS ENDED JUNE 30,
	2020	2019	$ CHANGE	% CHANGE
Direct research and development expenses	$31,805	$12,138	$19,667	162.0%
Platform-related and discovery research expenses	3,146	2,761	385	13.9%
Employee-related expenses	15,386	7,037	8,349	118.6%
Facilities, depreciation, and other expenses	3,039	896	2,143	239.2%
Total	$53,376	$22,832	$30,544	133.8%

	SIX MONTHS ENDED JUNE 30,
	2020	2019	$ CHANGE	% CHANGE
Direct research and development expenses	$55,190	$23,512	$31,678	134.7%
Platform-related and discovery research expenses	6,645	5,463	1,182	21.6%
Employee-related expenses	28,876	13,602	15,274	112.3%
Facilities, depreciation, and other expenses	5,836	1,858	3,978	214.1%
Total	$96,547	$44,435	$52,112	117.3%

Research and development expenses increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 primarily due to direct research and development expenses and employee-related expenses. The $19.7 million increase in direct research and development expenses in the three months ended June 30, 2020 included a $10.4 million increase in manufacturing costs primarily for drug substance to support our clinical studies and a $3.8 million increase in clinical study costs, reflecting increased activities primarily associated with our Alexion and Lilly collaborations, as well as our nedosiran program. Research and development expenses were also impacted by a $8.3 million increase in employee-related expenses, which include salaries, benefits, and stock-based compensation. The increase in employee-related expenses is a result of an increase in research and development headcount necessary to support our collaboration agreements and expanding pipeline.
Research and development expenses increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to direct research and development expenses and employee-related expenses. The $31.7 million increase in direct research and development expenses in the six months ended June 30, 2020 included a $15.6 million increase in manufacturing costs primarily for drug substance to support our clinical studies and a $6.6 million increase in clinical study costs, reflecting increased activities primarily associated with our Lilly collaboration, our DCR-A1AT program, and our Alexion collaboration. In addition, research-related expenses, such as lab supplies and materials, increased $3.5 million. Research and development expenses were also impacted by a $15.3 million increase in employee-related expenses, which include salaries, benefits, and stock-based compensation. The increase in employee-related expenses is a result of an increase in research and development headcount necessary to support our collaboration agreements and expanding pipeline.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with our core product candidates, and continue activities under our existing collaboration agreements.
General and administrative expenses
General and administrative expenses increased for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The $11.7 million increase for the three months ended June 30, 2020 is primarily due to a $7.6 million increase in employee-related compensation, including salaries, benefits, and stock-based compensation, due to an increase in headcount necessary to support our growing operations. In addition, professional consulting services increased $3.4 million in the three months ended June 30, 2020.
General and administrative expenses increased for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The $18.1 million increase for the six months ended June 30, 2020 is primarily due to an $11.6 million increase in employee-related compensation, including salaries, benefits, and stock-based compensation, due to an increase in headcount necessary to support our growing operations. In addition, professional consulting services increased $4.9 million in the six months ended June 30, 2020.
We expect general and administrative expenses to continue to increase in 2020 compared to 2019, largely due to investments in staffing and market readiness activities.
Liquidity and Capital Resources
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements. As of June 30, 2020, we had cash and cash equivalents and held-to-maturity investments of $669.2 million compared to $348.9 million as of December 31, 2019.
The balance of cash, cash equivalents, and held-to-maturity investments as of June 30, 2020 includes $375.0 million in proceeds from the Novo and Roche collaborations and net proceeds of $39.2 million from the issuance of common stock to a single institutional investor pursuant to our common stock Sales Agreement with Cowen and Company, LLC as the sales agent. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the SEC on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.
We believe that our cash, cash equivalents, and held-to-maturity investments provide us with sufficient resources to continue our planned operations and clinical activities into 2023.

Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	SIX MONTHS ENDED JUNE 30,
	2020	2019
Net cash provided by operating activities	$279,424	$46,232
Net cash (used in) provided by investing activities	$(278,384)	$1,858
Net cash provided by financing activities	$45,614	$792
Operating activities
Net cash provided by operating activities increased $233.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019, primarily due to a $118.0 million increase in deferred revenue from the Novo and Roche collaborations and a $100.3 million decrease in contract receivables largely due to the upfront cash payment received from Roche in January 2020 in connection with our collaboration agreement.
Investing activities
Net cash (used in) provided by investing activities changed $280.2 million in the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The variance in net cash (used in) provided by investing activities primarily relates to a $306.8 million increase in purchases of held-to-maturity investments for the six months ended June 30, 2020 as a result of an increased cash balance from the Novo and Roche upfront payments.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2020 increased $44.8 million compared to the six months ended June 30, 2019. The increase was primarily due to the receipt of $39.2 million in net proceeds in February 2020 from the private placement of our common stock.
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
Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the potential receipt of any milestone payments under the Novo Collaboration Agreement, Roche Collaboration Agreement, Lilly Collaboration Agreement, Alexion Collaboration Agreement, BI Agreements, and Alnylam Collaboration Agreement and the potential payment of any royalties under the Alnylam Collaboration Agreement;
•the potential payment or receipt of royalty payments under the Alnylam Cross-License Agreement;
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
Contractual Obligations and Commitments
We have excluded from our condensed consolidated balance sheets $44.8 million of fixed payments for leases that have not yet commenced for accounting purposes. We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheet since the achievement and timing of these milestones were not probable or estimable as of June 30, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2020, we had cash, cash equivalents, and held-to-maturity investments of $669.2 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash, cash equivalents, and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash, cash equivalents, or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 and the 31 weeks ended August 5, 2020 in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2020, we had $669.2 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, and held-to-maturity investments will be sufficient to fund the execution of our current clinical and operating plan into 2023. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of June 30, 2020, we had an accumulated deficit of $579.6 million. For the six months ended June 30, 2020 and for the years ended December 31, 2019, 2018, and 2017, our net loss attributable to common stockholders was $54.3 million, $120.5 million, $88.9 million, and $80.3 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam Pharmaceuticals, Inc. (“Alnylam”) litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
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
•delays or suspensions of clinical development associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ ability to conduct trials, such as we have seen in the nedosiran pivotal PHYOX2 and DCR-A1AT Phase 1/2 studies;
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
•the potential for delay or disruption of the conduct of healthy volunteer human clinical studies that are needed to begin clinical development of some early-stage clinical programs, where the product candidate could impair the immune response to the COVID-19 virus; for example, the potential for delay or disruption of the Phase 1/2 study of DCR-A1AT in healthy volunteers;
•limitations on travel that have interrupted key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors, or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees, or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress and monitoring of our clinical trials;
•the interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product, and other supplies used in our clinical trials;
•business disruptions caused by workplace, laboratory, and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations, impair the productivity of our personnel, subject us to additional cybersecurity risks, create data accessibility problems, cause us to become more susceptible to communication disruptions, or delay necessary interactions with local regulators, ethics committees, and other important agencies and contractors; and

•the demand of fill and finish capacity of final product in syringes by manufacturers producing COVID-19 vaccine products could disrupt or delay the production of injectable medicines in the next 12-18 months, including our future scheduling of production runs for ours and our collaborative partner products.
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
Further, the United States (“U.S.”) Food and Drug Administration (“FDA”) and other regulatory authorities outside the U.S. have relatively limited experience with RNAi or GalXC-based therapeutics. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on GalXC prove to be ineffective, unsafe, or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
With our focus on the emerging therapeutic modality, RNAi, these risks may increase to the extent the market becomes more competitive or less favorable to this approach. Additional risks apply to any disease indications we pursue which are for rare diseases. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved rare disease product, such drug may not generate enough revenue to offset costs of development, manufacturing, marketing, and commercialization, despite any benefits received from our efforts to obtain orphan drug designation by regulatory agencies in major commercial markets, such as the U.S., the European Union (“EU”), and Japan. These benefits may include market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications that are not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist if we ever get to the point of product commercialization, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.
If a product candidate that has orphan drug designation subsequently receives the first FDA approval for the indication for that designation, the product candidate is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. Orphan drug exclusivity, however, could also block the approval of one of our product candidates for seven years if a competitor obtains approval of the same drug for the same indication as defined by the FDA. Orphan drug products are also eligible for Rare Pediatric Disease Designation if the disease is serious or life-threatening with the serious or life-threatening manifestations primarily affecting individuals from age zero to 18. A priority review voucher will be awarded to the Sponsor of a product with a Rare Pediatric Disease Designation at the time of product approval that is transferable to another company. On June 18, 2020, the FDA granted Rare Pediatric Disease Designation for nedosiran, our investigational RNAi therapy, being developed as a once-monthly treatment for primary hyperoxaluria. Under current law, after September 30, 2022, the FDA may not award any rare pediatric disease priority vouchers. As a result, if we do not obtain approval of nedosiran within the allotted timeframe, we may not realize the value of the rare pediatric disease priority review voucher.
Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, such as we obtained in March 2020 for DCR-A1AT for the treatment of alpha-1 antitrypsin deficiency, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective, or makes a major contribution to patient care.
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
As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. For example, in August 2018, the European Medicines Agency (“EMA”)’s Committee for Orphan Medicinal Products (“COMP”) designated nedosiran as an orphan medicinal product for the treatment of primary hyperoxaluria (“PH”) in the EU. In March 2020, the FDA granted orphan drug designation to DCR-A1AT for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency. In December 2019, the European Commission granted orphan drug designation to DCR-A1AT for the treatment of congenital A1AT deficiency based on a positive opinion from the COMP of the EMA. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication. During such period, marketing authorization applications for a “similar medicinal product” will not be accepted, unless another applicant can show that its product is safer, more effective, or otherwise clinically superior to the orphan-designated product. In the EU, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The respective orphan designation and exclusivity frameworks in the U.S. and in the EU are subject to change, and any such changes may affect our ability to obtain U.S. or EU orphan designations in the future.
Our product candidates are in varied stages of development, including some in early stages, and may fail or suffer delays that materially and adversely affect their commercial viability.
We currently have no products on the market and our product candidates are in varied stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including Institutional Review Board (“IRB”) ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials. Due to the COVID-19 pandemic, we have experienced a suspension in enrollment and dosing in certain of our clinical trials for our product candidates and this remains ongoing.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to many factors, including scientific feasibility, safety, efficacy, and changing standards of medical care. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, on March 31, 2020, we announced preliminary interim data from our PHYOX™3 trial of nedosiran which may not be predictive of the final results from that trial, once available. We, the FDA or other applicable regulatory authorities, an individual IRB with respect to its institution, or an independent ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that individuals participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
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
•conditions imposed by the FDA or comparable foreign authorities, such as the EMA, regarding the scope or design of our clinical trials;
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
Breakthrough Therapy Designation and/or Rare Pediatric Disease Designation by the FDA may not actually lead to a faster development or regulatory review or approval process or issuance of a pediatric priority review voucher.
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
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation may not result in a faster development process, review, or approval compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the Breakthrough Therapy Designation. If the Breakthrough Therapy Designation for nedosiran for treatment of PH1 is rescinded, submission of portions of the New Drug Application (“NDA”) will not be permitted under this program.
The FDA has also designated nedosiran as eligible for the grant of a rare pediatric disease voucher for the treatment of patients with primary hyperoxaluria, a serious life-threatening disease that primarily affects individuals aged from birth to 18 years and affects fewer than 200,000 persons in the U.S. Under the FDA’s rare pediatric disease designation program, the FDA may grant this voucher upon the approval of the marketing application, subject to satisfaction of the pediatric clinical study requirements. The voucher allows a holder to receive priority review for a subsequent marketing application for another product and may be sold or transferred. Even if a development program for a product receives this designation, the grant of the voucher is dependent on fulfilling the FDA’s pediatric clinical study requirements and achieving marketing approval for that pediatric indication.
We are dependent on our collaboration partners for the successful development of product candidates and, therefore, are subject to the efforts of these partners and our ability to successfully collaborate with these partners.
We have entered into collaboration agreements with Novo Nordisk A/S (“Novo”), F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly, and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam (collectively, our “Collaboration Partners”) for the successful development and commercialization of product candidates. The success of our collaborations with our Collaboration Partners and the realization of the milestone and royalty payments under the collaboration agreements depends upon the efforts of our Collaboration Partners, to the extent they are responsible for performance of collaboration activities. Each collaboration partner may not be successful in performance of such activities, including, for example, obtaining approvals for the product candidates developed under the collaboration or in marketing, or arranging for necessary supply, manufacturing, or distribution relationships for, any approved products. Our Collaboration Partners may change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed, or no additional payments to us under the collaboration agreements. Our Collaboration Partners have a variety of marketed products and product candidates under collaboration with other companies, possibly including some of our competitors, and our Collaboration Partners’ own corporate objectives may not be consistent with our interests. If our Collaboration Partners fail to develop, obtain regulatory approval for, or ultimately commercialize any product candidate under our collaborations, or if any of our Collaboration Partners terminates their applicable collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Each of our collaboration agreements is terminable by the applicable collaboration partner any time at will, subject to compliance with applicable notice periods. In addition, if we have a dispute or enter into litigation with any of our Collaboration Partners in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities, and generate substantial expense.

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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In addition to our current collaborations with Novo, Roche, Lilly, Alexion, BI, and Alnylam, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaborations may be on terms that are not optimal for us, and we may be unable to maintain any existing or future collaborations if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or a collaborator terminates a collaboration. Any such collaborations, or other strategic transactions, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention in order to obtain and manage a collaboration or develop acquired products, product candidates, or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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

Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of many companies that are working in the field of RNAi therapeutics, including major pharmaceutical companies and a number of biopharmaceutical companies including Alnylam, Arrowhead Pharmaceuticals, Inc., and Arbutus Biopharma Corporation.
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
Our success largely depends on the continued service of key management and other specialized personnel, including: Douglas M. Fambrough, III, Ph.D., our chief executive officer; Bob D. Brown, Ph.D., our chief scientific officer; Ralf Rosskamp, M.D., our chief medical officer and the transition to his successor; Douglas W. Pagán, our chief financial officer; James B. Weissman, our chief operating officer; Rob Ciappenelli, our chief commercial officer; and Regina Paglia, our chief human resources officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly complex nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations.
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
Compared to larger pharmaceutical companies, we have limited experience in drug development and with clinical trials of product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us. In the future, we expect to have to manage additional relationships with collaborators, CROs, clinical trial sites, investigators, suppliers, and other firms. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
If the UK and the EU are unable to negotiate acceptable agreements or if other EU Member States pursue withdrawal, barrier-free access between the UK and other EU Member States or among the European Economic Area (“EEA”) overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the UK and the EU and, in particular, any arrangements for the UK to retain access to EU markets either during a transitional period or more permanently.
Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and the EEA, and these operations and clinical activities could be disrupted by Brexit.

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
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of its effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the European Union General Data Protection Regulation (“GDPR”), and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data, or inappropriate disclosure of confidential or proprietary information of the Company or patients, we could incur liability, reputational harm, and the development of our product candidates could be delayed.
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
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We are in the process of performing an analysis on whether we have experienced any ownership changes in the past. Our preliminary analysis indicates that we may have experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. While this analysis is still preliminary, it is likely that our net operating losses are subject to such limitation. As of June 30, 2020, we had significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we have or do experience an ownership change, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of June 30, 2020, we had $669.2 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of June 30, 2020, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included more than 90 issued patents or allowed patent applications and over 250 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing nucleic acid products that are not found in nature. However, this decision has yet to be clearly interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing U.S. patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
If we or our collaborative partners fail to comply with our obligations under any license, collaboration, or other agreements, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates and delivery technologies, or we could lose certain rights to grant sublicenses.
Any future licenses we enter are likely to impose various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement, and other obligations on us or certain of our collaborative partners that receive sublicenses. If we breach any of these obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages, and the licensor may have the right to terminate the license, which could result in us being unable to develop, manufacture, and sell products that are covered by the licensed technology, or enable a competitor to gain access to the licensed technology. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.
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
•the federal Physician Payment Sunshine Act created under the Affordable Care Act of 2010 (“ACA”), and its implementing regulations which require that manufacturers of drugs, biologicals, devices, and medical supplies for which payment is available under Medicare, Medicaid, and Children’s Health Insurance Program (with certain exceptions) report annually to the Department of Health and Human Services information related to payments or other transfers of value made to physicians (currently defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
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
•The Foreign Corrupt Practices Act prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;
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
•the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. On June 1, 2020, the California Attorney General proposed final implementing regulations, which have not been finally approved and accepted to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information; and

•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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
In the U.S. and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors, is critical to new product acceptance. Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers, and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Sales of products that we may identify will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. However, there may be significant delays in obtaining coverage for newly approved drugs. Moreover, eligibility for coverage does not necessarily signify that a drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale, and distribution costs. Also, interim payments for new drugs, if applicable, may be insufficient to cover our costs and may not be made permanent. Thus, even if we succeed in bringing one or more products to the market, these products may not be considered medically necessary or cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness, or the likely level or method of reimbursement. In addition, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical, and cost-effectiveness data for the use of our product on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.
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
In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget for fiscal year 2020 contains further drug price control measures that could be enacted during the 2020 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the current U.S. President’s administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Several bills have been introduced in both chambers, but due to increased focus on COVID-19 relief efforts, it is not clear when, and if any, proposed legislation regarding drug costs will advance. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect that there will be additional challenges and amendments to the ACA in the future. Various positions of the ACA are currently undergoing legal and constitutional challenges; the U.S. President’s administration has issued various Executive Orders which eliminated cost-sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what effect further changes to the ACA would have on our business.
Other legislative changes have been proposed and adopted in the U.S. since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030, with the cuts temporarily paused (as of May 1, 2020), for the remainder of calendar year 2020, unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 (“ATRA”), among other things, reduced Medicare payments to several providers, including hospitals, imaging centers, and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, on January 22, 2018, the U.S. President signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, the U.S. President signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future. Also, in 2018, the Trickett Wendler, Frank Mogiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 provided a federal framework for certain patients with life-threatening diseases to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
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
* Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could materially adversely affect our operating results.
We may face competition in the U.S. for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The Secretary of HHS would make the above certification to Congress upon issuance of a final rule based on this proposal. The FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
Based on the market value of our common stock held by non-affiliates as of June 30, 2019, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”) as of the year following December 31, 2019. As a result, we may incur additional and increasing costs to comply with our reporting and other obligations that we had not historically incurred due to our status as an emerging growth company or as a smaller reporting company. These costs include (1) being required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) Section 404(b) (“Section 404(b)”), (2) increased disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and (3) requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These additional obligations will require us to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal controls over financial reporting, continue steps to improve control processes, as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal controls over financial reporting.
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through June 30, 2020, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
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
As of June 30, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 32.2% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of July 31, 2020, we also had 6,716,362 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options to purchase 15,125,031 shares of our common stock and 931,255 restricted stock units outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of July 31, 2020, we had 74,459,045 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	February 5, 2014
10.1†*	Amended and Restated Employment Agreement by and between the Company and Regina DeTore Paglia, dated as of February 21, 2020.
10.2*	Collaboration and License Agreement by and between the Company and Alnylam Pharmaceuticals, Inc., dated as of April 3, 2020.
10.3*	Patent Cross-License Agreement by and between the Company and Alnylam Pharmaceuticals, Inc., dated as of April 3, 2020.
10.4*	First Amendment to Collaboration and License Agreement by and between the Company and F. Hoffman-La Roche Inc., dated as of May 22, 2020.
10.5*	Second Amendment to Collaboration and License Agreement, by and between the Company and F. Hoffman-La Roche Inc., dated as of June 22, 2020.
10.6*	Amendment to Indenture of Lease by and between the Company and HCP/King 75 Hayden LLC, dated as of July 1, 2020.
10.7*	Second Amendment to Lease Agreement by and between the Company and Western Office Portfolio Property Owner LLC, dated as of July 8, 2020.
10.8†	Transition Agreement dated as of April 16, 2020, by and between the Company and Ralf Rosskamp.	10-Q	001-36281	10.1	May 7, 2020
10.9†	Employment Agreement by and between the Company and Douglas Pagán, dated as of May 26, 2020.	8-K	001-36281	10.1	May 7, 2020
10.10†	Dicerna Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.	8-K	001-36281	99.1	June 17, 2020
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

DICERNA PHARMACEUTICALS, INC.

Date: August 5, 2020	By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)