Form 10-Q
period 2020-09-30
Dicerna Pharmaceuticals Inc
filed 2020-11-05
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒
As of November 2, 2020, there were 75,044,896 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
•identification and development of product candidates for the treatment of additional disease indications;
•obtaining and maintaining regulatory approval of any of our product candidates;
•the rate and degree of market acceptance of any approved product candidates;
•the commercialization of any approved product candidates;
•our ability to establish and maintain existing and additional collaborations and retain commercial rights with respect to some or all of our product candidates in the collaborations;
•the implementation of our business model and strategic plans for our business, technologies, and product candidates;
•how long we expect to maintain liquidity to fund our planned level of operations and our ability to obtain additional funds for our operations and growth;
•our estimates of our expenses, ongoing losses, future revenue, and capital requirements;
•obtaining, maintaining, and defending intellectual property protection for our technologies and product candidates and our freedom to operate our business without infringing the intellectual property rights of others;
•our reliance on third parties to conduct our preclinical studies or any clinical trials;
•the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, the availability of any of which could be significantly impaired by the COVID-19 pandemic;
•the extent to which COVID-19 impacts our operations or those of our third-party partners;
•our ability to attract and retain qualified key management and personnel;
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
•the impact of changes in the government and agency leadership positions in connection with the 2020 presidential election as well as future election cycles;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$204,281	$152,816
Held-to-maturity investments	405,632	196,065
Contract receivables	5,028	200,354
Prepaid expenses and other current assets	12,710	6,934
Total current assets	627,651	556,169
NONCURRENT ASSETS:
Property and equipment, net	12,846	7,076
Right-of-use operating assets, net	28,136	30,102
Restricted cash equivalents	6,362	3,894
Other noncurrent assets	6,743	168
Total noncurrent assets	54,087	41,240
TOTAL ASSETS	$681,738	$597,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,249	$6,077
Accrued expenses and other current liabilities	30,050	20,042
Lease liability, current	2,428	3,358
Deferred revenue, current	200,041	212,258
Total current liabilities	239,768	241,735
NONCURRENT LIABILITIES:
Lease liability, noncurrent	19,160	20,141
Deferred revenue, noncurrent	268,502	182,730
Other noncurrent liabilities	608	608
Total noncurrent liabilities	288,270	203,479
TOTAL LIABILITIES	528,038	445,214
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 or December 31, 2019	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 74,680,999 and 71,573,196 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	755,170	677,504
Accumulated deficit	(601,477)	(525,316)
Total stockholders’ equity	153,700	152,195
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$681,738	$597,409
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Revenue	$48,875	$8,035	$123,351	$16,824
Operating expenses:
Research and development	54,814	30,086	151,361	74,521
General and administrative	16,961	10,619	53,549	29,126
Total operating expenses	71,775	40,705	204,910	103,647
Loss from operations	(22,900)	(32,670)	(81,559)	(86,823)
Other income (expense):
Interest income (expense), net	1,050	1,880	5,382	6,034
Other income	1	—	16	—
Total other income, net	1,051	1,880	5,398	6,034
Net loss	(21,849)	(30,790)	(76,161)	(80,789)
Foreign currency translation adjustment	—	(3)	—	(3)
Comprehensive loss	$(21,849)	$(30,793)	$(76,161)	$(80,792)

Net loss per share – basic and diluted	$(0.29)	$(0.45)	$(1.03)	$(1.18)
Weighted average common shares outstanding – basic and diluted	74,523,319	68,360,051	73,817,194	68,315,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, 2020
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2020	71,573,196	$7	$677,504	$(525,316)	$152,195
Exercises of common stock options	128,373	—	588	—	588
Stock-based compensation expense	—	—	8,527	—	8,527
Proceeds from issuance of common stock, net of commissions and offering costs of $904	2,077,500	—	39,088	—	39,088
Net loss	—	—	—	(22,492)	(22,492)
BALANCE – March 31, 2020	73,779,069	7	725,707	(547,808)	177,906
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	542,256	—	5,876	—	5,876
Stock-based compensation expense	—	—	10,206	—	10,206
Net loss	—	—	—	(31,820)	(31,820)
BALANCE – June 30, 2020	74,321,325	7	741,789	(579,628)	162,168
Exercises of common stock options	359,674	—	2,801	—	2,801
Stock-based compensation expense	—	—	10,580	—	10,580
Net loss	—	—	—	(21,849)	(21,849)
BALANCE – September 30, 2020	74,680,999	$7	$755,170	$(601,477)	$153,700

	NINE MONTHS ENDED SEPTEMBER 30, 2019
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE LOSS	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2019	68,210,742	$7	$605,495	$(404,809)	$—	$200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	78,164	—	353	—	—	353
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	4,784	43	—	4,827
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	(91)	—	(91)
Net loss	—	—	—	(26,154)	—	(26,154)
BALANCE – March 31, 2019	68,288,906	7	610,632	(431,011)	—	179,628
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	71,145	—	489	—	—	489
Stock-based compensation expense	—	—	3,893	—	—	3,893
Net loss	—	—	—	(23,845)	—	(23,845)
BALANCE – June 30, 2019	68,360,051	7	615,014	(454,856)	—	160,165
Stock-based compensation expense	—	—	4,995	—	—	4,995
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(30,790)	—	(30,790)
BALANCE – September 30, 2019	68,360,051	$7	$620,009	$(485,646)	$(3)	$134,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(76,161)	$(80,789)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	29,313	13,715
Depreciation and amortization expense	1,613	876
Amortization of premium on investments	(164)	(3,179)
Non-cash lease expense	5,533	1,387
Changes in operating assets and liabilities:
Litigation settlement payable	—	(10,500)
Deferred revenue	73,555	(5,550)
Prepaid expenses and other assets	(12,431)	(6,311)
Accounts payable	1,396	191
Contract receivables	195,326	97,000
Accrued expenses and other liabilities	10,104	8,840
Lease liability	(6,132)	(1,448)
Deferred charges and other assets	463	—
Net cash provided by operating activities	222,415	14,232
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	420,000	306,000
Purchases of held-to-maturity investments	(629,403)	(319,919)
Purchases of property and equipment	(7,494)	(5,314)
Other	15	—
Net cash used in investing activities	(216,882)	(19,233)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent commissions	39,192	—
Payments of common stock offering costs	(104)	(50)
Proceeds from exercises of stock options and issuances under Employee Stock Purchase Plan	9,346	842
Other	(34)	—
Net cash provided by financing activities	48,400	792

Effect of exchange rate changes on cash, cash equivalents, and restricted cash equivalents	—	(4)

NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	53,933	(4,213)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	156,710	54,983
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$210,643	$50,770

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$1,101	$667
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$568	$—
NONCASH FINANCING ACTIVITIES
Right-of-use assets acquired through financing leases	$48	$—

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Cash and cash equivalents	$204,281	$47,226
Restricted cash equivalents	6,362	3,544
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$210,643	$50,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Dicerna Pharmaceuticals, Inc. (“Dicerna” or the “Company”), a Delaware corporation founded in 2006 and headquartered in Lexington, Massachusetts, is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence genes selectively that cause or contribute to disease. Using the Company’s proprietary GalXC™ RNAi technology platform, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on hepatocytes, Dicerna has continued to innovate and is exploring new applications of its RNAi technology beyond the liver, targeting additional tissues and enabling new therapeutic applications. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and its collaborative partners, the Company currently has more than 20 active discovery, preclinical, or clinical programs focused on areas of rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegeneration and pain.
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
To date, Dicerna has been impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which the Company operates. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting the Company’s collaborative agreements and its own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in the Company’s clinical trials, and Dicerna has undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 and monitors the Food and Drug Administration’s and other health authorities’ guidance for the conduct of clinical trials during this time.
Current supply of Dicerna’s investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, Dicerna’s supply chains continue to appear intact to meet the next 12 months of clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. The Company has undertaken efforts to mitigate potential future impacts to the supply chain by increasing its stock of critical starting materials required to meet its needs and its collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 and remains in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. The Company will continue to monitor developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at September 30, 2020 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2020 and 2019. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, for any other interim period, or for any other future year.
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
Recent accounting pronouncement
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The FASB subsequently issued amendments to ASU 2016-13 which have the same effective date as ASU 2016-13 of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establish additional disclosures related to credit risks associated with financial assets. The adoption of this standard did not have a significant impact on the Company’s financial statements, but required additional disclosures.
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
The outstanding securities presented below were excluded from the calculation of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss per share during the three and nine months ended on the dates presented:

	SEPTEMBER 30, 2020	SEPTEMBER 30, 2019
Options to purchase common stock	15,039,347	12,801,016
Unvested restricted stock units	974,805	—
Warrants to purchase common stock	—	2,198
Total	16,014,152	12,803,214

3.    HELD-TO-MATURITY INVESTMENTS
A summary of the Company’s held-to-maturity investments is presented below:

	SEPTEMBER 30, 2020
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$405,632	$637	$(2)	$406,267

	DECEMBER 31, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$196,065	$160	$(6)	$196,219
The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected. The Company did not write off any accrued interest receivables during the three and nine months ended September 30, 2020 and 2019.
The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell its investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases.
4.    FAIR VALUE MEASUREMENTS
A summary of the Company’s assets that are measured or disclosed at fair value on a recurring basis is presented below:

	SEPTEMBER 30, 2020
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$204,229	$204,229	$—	$—
Held-to-maturity investments
U.S. Treasury securities	406,267	—	406,267	—
Restricted cash equivalents
Money market funds	6,362	6,362	—	—
Total	$616,858	$210,591	$406,267	$—

	DECEMBER 31, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Cash equivalents
Money market funds	$152,903	$152,903	$—	$—
Held-to-maturity investments
U.S. Treasury securities	196,219	—	196,219	—
Restricted cash equivalents
Money market funds	3,894	3,894	—	—
Total	$353,016	$156,797	$196,219	$—
The Company’s cash equivalents and restricted cash equivalents, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of September 30, 2020 and December 31, 2019. Restricted cash equivalents represent money market investments which secure letters of credit established in connection with the Company’s facility leases.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of September 30, 2020 and December 31, 2019.
As of September 30, 2020 and December 31, 2019, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Prepaid clinical, contract research, and manufacturing costs	$8,742	$4,288
Interest receivable	953	918
Prepaid insurance	1,286	583
Other prepaid expenses and other current assets	1,729	1,145
Total	$12,710	$6,934

6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Laboratory equipment	$9,867	$9,147
Office and computer equipment	2,152	2,425
Furniture and fixtures	1,674	1,569
Leasehold improvements	257	257
Construction-in-process	5,917	238
Property and equipment, at cost	19,867	13,636
Less: accumulated depreciation and amortization expense	(7,021)	(6,560)
Property and equipment, net	$12,846	$7,076
Depreciation and amortization expense was $0.5 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. Depreciation and amortization expense was $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively.

7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	SEPTEMBER 30, 2020	DECEMBER 31, 2019
Accrued clinical, contract research, and manufacturing costs	$15,176	$10,347
Accrued compensation and other employee-related benefits	10,893	7,298
Accrued professional fees	1,506	1,519
Other accrued expenses and current liabilities	2,475	878
Total	$30,050	$20,042

8.    COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS
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
Pursuant to the A1AT Agreement, Alnylam’s A1AT product (ALN-AAT02, or the “Alnylam Product”) and Dicerna’s A1AT product (DCR-A1AT, or the “Dicerna Product”) will be explored for the treatment of alpha-1 liver disease. Under the A1AT Agreement, the Company obtained an exclusive worldwide license to Alnylam’s intellectual property to exploit the Alnylam Product. Dicerna assumes responsibility for the development of both the Alnylam Product and the Dicerna Product at its cost. Dicerna will select which product candidate to advance in development for the treatment of patients with alpha-1 liver disease. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt-in to commercialize the selected candidate in countries outside the U.S. where it already has a commercialization infrastructure in place (the “Commercialization Option”). If Alnylam exercises its Commercialization Option, the parties will share future development costs. Further, each party will pay tiered royalties to the other party based on a percentage of net product sales generated in its territory ranging from low single-digits to high teens dependent upon which candidate is commercialized. In the event Alnylam waives its Commercialization Option, the Company will retain worldwide rights to commercialize the selected candidate in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $180.0 million if both product candidates progress to commercialization, and royalties payable to Alnylam based on net product sales, also at a rate dependent on which candidate is ultimately commercialized, ranging from low single-digits to low double-digits. The A1AT Agreement is subject to customary termination provisions, and the Company may terminate the A1AT Agreement at any time without cause following the notice period described in the A1AT Agreement.
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
The Company identified a single performance obligation under the A1AT Agreement, which consists of the provision of certain nonclinical and clinical services through the completion of the Phase 1 clinical trial for any product.
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
PH Agreement
The Company concluded that the PH Agreement is within the scope of ASC 610, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, as the exchange of non-exclusive licenses is considered an exchange of non-financial assets outside the ordinary scope of business. Pursuant to ASC 610-20, the Company applied the guidance in ASC 606 to determine if a contract exists, identify the distinct non-financial assets, and determine when control transfers and, therefore, when to derecognize the asset. Additionally, the Company applied the measurement principles of ASC 606 to determine the amount of consideration, if any, to include in the calculation of the gain or loss for the non-financial asset.
The Company determined that it transferred control of a non-financial asset (the non-exclusive license granted to Alnylam) at contract inception. Applying the non-cash consideration guidance in ASC 606, the Company further determined that the fair value of the non-financial asset received (the non-exclusive license from Alnylam) was insignificant. Therefore, the Company concluded that no gain or loss would be recorded related to the PH Agreement at contract inception.
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
The Company is working exclusively with Novo during the research collaboration period on the discovery, research, development, and commercialization of hepatocyte targets subject to certain exclusions including those targets subject to the Company’s existing partnerships and Novo is, during a specified discovery period, working exclusively with the Company in any new research and development of compounds and products directed to collaboration targets using small interfering RNA (“siRNA”) conjugated to the sugar N-acetyl-D-galactosamine (“GalNAc”) to reduce the expression of specific target genes in the liver. Under the Novo Collaboration Agreement, the Company is providing Novo with exclusive and non-exclusive licenses and manufacturing support to enable Novo to commercialize products derived from or containing compounds developed pursuant to such agreement.
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
The total transaction price for the Novo Agreements is $254.2 million, consisting of the total $175.0 million upfront compensation, the $75.0 million described above (payable in three equal annual payments of $25.0 million), and a $4.2 million premium on the sale of shares under the Novo Share Issuance Agreement. The Company applied equity accounting guidance to measure the $45.8 million recorded in equity upon the issuance of the shares. The upfront payment of $175.0 million was payable to the Company upon the delivery of a bioinformatics package and mapping plan for at least one of the initial targets selected by Novo and was paid in January 2020. If the Novo Collaboration Agreement is terminated prior to the third anniversary of its effective date, the Company is entitled to 80% of the outstanding and unearned annual payments. The Company assumed that the mapped targets will be delivered and that the contract will not be canceled. The Company has experience with mapping targets, and therefore, concluded that such amount does not need to be constrained. Accordingly, the Company included the $75.0 million of additional payments in the transaction price.

The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential preclinical, development, and regulatory variable consideration milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Novo Collaboration Agreement at September 30, 2020 was $246.6 million. As of September 30, 2020, the Company expected to recognize the balance of deferred revenue over the remaining portion of the five-year research term, which may be extended for up to two years.
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
The Roche Collaboration Agreement requires that Dicerna completes the ongoing Phase 1 clinical trial, along with additional Phase 1 cohorts that were requested by Roche for which Roche will reimburse the Company for the cost of the additional cohorts, after which Roche will lead the development and commercialization of the RG6346 program. Roche also had until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche, (each a “Selected Target”), which are intended primarily to treat HBV. Under an amendment to the Roche Collaboration Agreement in June 2020, Roche and Dicerna agreed to extend the date for nomination of targets and initiation of the research and development collaboration from December 31, 2020 to January 15, 2021, subject to further potential extension by the parties due to the COVID-19 global pandemic shutdowns. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Company’s and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company is providing Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement. In April 2020, Roche selected its first target under the research and development portion of the Roche Collaboration Agreement.
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

Accounting Analysis
The Company concluded that Roche is a customer in this arrangement pursuant to the revenue recognition guidance. The Company identified contract promises under the agreement for (i) the license of intellectual property and know-how rights related to the lead compound, (ii) research and development services to complete the Phase 1 study associated with the lead compound, (iii) lead compound transfer activities, (iv) manufacturing of clinical supply for the lead compound Phase 1 study, and (v) Roche’s option to receive additional goods and services related to the research and development collaboration. The Company determined that the Roche Collaboration Agreement contains two performance obligations consisting of: (i) a combined performance obligation that includes a license, related development and manufacturing services to complete the Phase 1 study, and manufacturing obligations through the completion of the Phase 1 study related to the lead compound (the “RG6346 Performance Obligation”), and (ii) a material right to enter into a research and development collaboration to develop additional targets. While evaluating contract promises to determine whether each was capable of being distinct and distinct within the context of the contract, management considered the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that the promises of the license and research and development services related to the lead compound were not distinct from each other. Accordingly, these promises were combined into one performance obligation, the RG6346 Performance Obligation. Upon Roche’s exercise of its option to enter into the research and development collaboration for which no additional consideration will be received, Roche has the right to nominate up to five additional targets. For each target nominated, Roche will receive a license to the Selected Target, for which the Company will perform research services through clinical candidate selection. Upon Roche’s nomination of a target, the Company has concluded that the license and related research services through clinical candidate selection for each Selected Target represents a combined performance obligation, which is separate from the RG6346 Performance Obligation. The Company is not required to perform services on more than three Selected Targets at any time. Roche also has the right to replace up to three Selected Targets if a clinical candidate cannot be identified during the research term.
The total transaction price for the Roche Collaboration Agreement is $206.5 million, consisting of the $200.0 million upfront payment and the estimated reimbursement from Roche related to the additional cohorts. The Company used the most likely amount method to estimate the amount of reimbursement, which was considered variable consideration, related to the additional cohorts. As reimbursement will be made as the Company performs the related services, the Company concluded that such amount does not need to be constrained, and therefore, included the full amount of the estimated reimbursement by Roche in the transaction price.
The Company also estimated that the most likely amount for each potential development and regulatory variable consideration milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The Company allocated the $206.5 million transaction price to the performance obligations on a relative standalone selling price basis. The Company estimated the standalone selling price for the lead compound performance obligation of $161.0 million using the adjusted market assessment approach, whereby the Company adjusted comparable third-party transactions to reflect the stage of development of the Company’s asset. To determine the estimated standalone selling price of the material right of $45.5 million, the Company estimated the standalone selling price of the underlying performance obligations included in the material right and estimated the probability of Roche exercising such underlying performance obligations. The Company concluded that the research and development collaboration material right contained (i) five material rights to receive a selected target license and related research and development services, and (ii) three material rights to receive a replacement selected target license and related research and development services. Upon the nomination of a target, the Selected Target license and related research services through clinical candidate selection will be accounted for as a combined performance obligation. The value of the material right related to the Selected Target is included in the transaction price for the combined performance obligation. The variable consideration related to the reimbursement from Roche for the additional Phase 1 cohorts and any milestones and royalties that are achieved will be allocated specifically to the lead compound performance obligation, as this variable consideration relates specifically to the Company’s satisfaction of the lead compound performance obligation and such allocation has been determined to be consistent with the allocation objective of revenue recognition guidance.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Roche Collaboration Agreement at September 30, 2020 was $151.1 million. As of September 30, 2020, the Company expected to recognize the balance of deferred revenue during the estimated three-year research term, which may be extended for up to two years.
Lilly collaboration and share purchase agreements
Background
On October 25, 2018, the Company entered into a Collaboration and License Agreement with Lilly (the “Lilly Collaboration Agreement”) for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegeneration, and pain. Under the terms of the Lilly Collaboration Agreement, the Company and Lilly will use GalXC to progress new drug targets toward clinical development and commercialization. In addition, the Company and Lilly will collaborate to extend the GalXC technology to non-liver (i.e., non-hepatocyte) tissues, including neural tissues.
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
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all such milestones were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Lilly Collaboration Agreement at September 30, 2020 was $104.6 million. As of September 30, 2020, the Company expected to recognize the majority of this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022.
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
The Alexion Collaboration Agreement transaction price is $45.2 million, which is comprised of the $22.0 million upfront payment, the $5.9 million equity premium identified upon issuance of the shares, as described above, $14.5 million in aggregate contingent milestone payments that were either received or probable of achievement and under the Company’s control, and $2.8 million of variable consideration for certain manufacturing initiatives reimbursed by Alexion.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential development milestone payment beyond the three initial research program milestones under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, such milestones were initially excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
In November 2019, the Company and Alexion amended the Alexion Collaboration Agreement (the “Alexion Amendment”) to clarify funding of certain manufacturing costs for each of the two initial targets and increased milestone payments for the additional targets if Alexion exercised its options for the two additional targets.
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC molecules. These exercises expand the companies’ existing research collaboration and license agreement to now encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target, that will be recognized into revenue as the related services are performed.
The Company concluded that the Alexion Amendment modified the original agreement, as the transaction price was changed as a result of Dicerna assuming responsibility for certain manufacturing costs associated with the initial targets. For accounting purposes, the exercise of the options created a separate new arrangement from the Alexion Collaboration Agreement for the two new targets.
The Company concluded that Alexion is a customer in the Alexion Amendment. The Company identified the following promises under the Alexion Amendment: (i) the grant of licenses of intellectual property and know-how rights, and (ii) associated research and development services for the additional targets. The Company concluded that the research and development services were not capable of being distinct from the licenses and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. Similar to the initial targets, the Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion cannot currently benefit from the granted license on its own or together with other resources that are readily available to Alexion. As a result, the combination of the license of intellectual property together with the provision of research and development services represents the highest level of goods and services that can be deemed distinct. Based on management’s assessments, the Company identified a single performance obligation, namely, the combined license and research and development services, for each of the two additional targets. The transaction price of the Alexion Amendment was determined to be $35.0 million, which is comprised of the $20.0 million in option exercise fees and $15.0 million in aggregate contingent milestone payments that were probable of achievement and under the Company’s control.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Alexion Agreements at September 30, 2020 was $52.3 million. As of September 30, 2020, the Company expects the majority of deferred revenue to be recognized through the third quarter of 2023.

The following table provides a summary of revenue recognized for the Alexion Agreement and the Alexion Amendment (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Alexion Agreement	$11,358	$1,451	19,273	$2,954
Alexion Amendment	2,281	—	4,191	—
Total	$13,639	$1,451	$23,464	$2,954

The following tables provide a summary of deferred revenue balances for the Alexion Agreement and the Alexion Amendment (in thousands):

	SEPTEMBER 30, 2020
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$17,773	$3,753	$21,526
Alexion Amendment	7,747	18,061	25,808
Total	$25,520	$21,814	$47,334

	DECEMBER 31, 2019
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$26,648	$6,348	$32,996
Alexion Amendment	1,197	18,803	20,000
Total	$27,845	$25,151	$52,996

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
Accounting Analysis
The Company concluded that BI is a customer in this arrangement, and as such, the arrangement falls within the scope of the revenue recognition guidance. The Company identified the following promises under the contract: the license of intellectual property and conducting agreed-upon research program services. The Company concluded that the license and research and development services are not capable of being distinct and are not distinct within the context of the contract; therefore, the Company considers these to be one performance obligation. The Company concluded that the option underlying the transfer of future licenses and potential associated research for any not-yet-known target gene is not a performance obligation of the contract at inception because the option fee reflects the standalone selling price of the option, and therefore, the option is not considered to be a material right. The Company considered the level of BI’s therapeutic expertise specifically related to RNAi, as well as BI’s know-how with regard to the Company’s GalXC conjugates, and concluded that BI cannot benefit from the granted license on its own or together with other resources that are readily available to BI, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. As a result, the combination of the license of intellectual property together with the provision of research and development support services represents the highest level of goods and services that can be deemed distinct.
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
The $10.3 million transaction price for the first target was recognized through July 2019, which was the point when the Company’s obligation to provide research support services to BI for the first target ended. Related revenue was recognized on a straight-line basis, which was, in management’s judgment, an appropriate measure of progress toward satisfying the performance obligation.
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
BI contract amendment – Accounting Analysis
The exercise of the Second Target option on December 31, 2018 through the ATA created a new arrangement for accounting purposes, and management determined that the $5.0 million exercise price with the $0.7 million of reimbursable expenses was representative of the standalone selling price. Consistent with the reasons described related to the initial target, management concluded that the non-refundable Second Target option exercise fee (akin to an upfront payment) and reimbursable expenses constituted the amount of the consideration to be included in the transaction price and have been allocated to the single performance obligation. The basis for the conclusions regarding the treatment of development and sales-based milestones associated with the Second Target are consistent with those associated with the initial combined performance obligation under the BI Agreement. The Company reevaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company began recognizing the $5.7 million transaction price as revenue in January 2019 and will continue recognizing as revenue over the Company’s best estimate of the period during which it will be obligated to provide research support services to BI. The aggregate amount of the transaction price allocated to the Company’s partially unsatisfied performance obligations under the BI ATA at September 30, 2020 was $0.3 million. The Company expects to recognize this amount through October 2020.
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
Revenue summary
The following table provides a summary of revenue recognized:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Novo	$3,552	$—	$7,604	$—
Roche	18,686	—	58,670	—
Lilly	12,073	5,274	31,142	8,346
Alexion	13,639	1,451	23,464	2,954
BI	925	1,310	2,471	5,524
Total	$48,875	$8,035	$123,351	$16,824
The following tables provide a summary of deferred revenue balances:

	SEPTEMBER 30, 2020
	CURRENT	NONCURRENT	TOTAL
Novo	$39,672	$131,896	$171,568
Roche	83,655	61,270	144,925
Lilly	51,088	53,522	104,610
Alexion	25,520	21,814	47,334
BI	106	—	106
Total	$200,041	$268,502	$468,543

	DECEMBER 31, 2019
	CURRENT	NONCURRENT	TOTAL
Novo	$813	$3,359	$4,172
Roche	118,094	81,906	200,000
Lilly	63,233	72,314	135,547
Alexion	27,845	25,151	52,996
BI	2,273	—	2,273
Total	$212,258	$182,730	$394,988

9.    STOCK-BASED COMPENSATION
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Research and development expenses	$6,270	$2,219	$15,151	$5,978
General and administrative expenses	4,310	2,776	14,162	7,737
Total	$10,580	$4,995	$29,313	$13,715
During the three and nine months ended September 30, 2020, the Company granted stock options to purchase 407,850 and 4,016,075 shares of common stock with aggregate grant date fair values of $6.3 million and $60.1 million, respectively, compared to stock options to purchase 861,000 and 5,317,000 shares of common stock granted with aggregate grant date fair values of $8.9 million and $46.2 million, during the three and nine months ended September 30, 2019, respectively.
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Common stock price	$17.84 - $26.62	$13.46 - $15.61	$15.61 - $26.62	$10.31 - $15.61
Expected option term (in years)	6.02 - 6.08	5.93 - 6.04	5.50 - 6.08	5.28 - 6.07
Expected volatility	80.15% - 80.29%	79.40% - 79.56%	78.33% - 80.45%	78.33% - 80.80%
Risk-free interest rate	0.00% - 0.37%	1.37% - 1.84%	0.00% - 1.71%	1.37% - 2.62%
Expected dividend yield	—%	—%	—%	—%
During the three and nine months ended September 30, 2020, the Company granted 100,650 and 1,010,705 restricted stock units with grant date fair values of $2.3 million and $22.1 million, respectively. No restricted stock units were granted during the three and nine months ended September 30, 2019.
10.    LEASES
75 Hayden Avenue
On January 14, 2020, the Company entered into a non-cancelable real property lease agreement for 61,282 square feet of laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts. The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend for two additional successive periods of five years thereafter. The aggregate total fixed rent for the original lease is approximately $41.8 million with the annual fixed rental payments escalating from $3.6 million to $4.8 million during the original term. In conjunction with the agreement, the Company was required to establish a $1.5 million letter of credit that has been secured by money market investments and presented as restricted cash equivalents.
The interest rate implicit in the lease agreement is not readily determinable, and as such, the Company utilizes its incremental borrowing rate to calculate the lease liability, which is the rate incurred to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment at the time the asset is made available to the Company.
On July 1, 2020, the Company entered into an amendment (the “75 Hayden Amendment”) to the 75 Hayden Avenue lease. The 75 Hayden Amendment expands the square footage leased under the 75 Hayden Avenue lease to contain a total of 91,728 rentable square feet.
The 75 Hayden Amendment increased monthly base rent by an average of $0.2 million per month. Consistent with the terms of the original 75 Hayden Avenue lease, throughout the term of the amended 75 Hayden Avenue lease, the Company is responsible for paying certain variable costs and expenses, including insurance costs and a proportionate share of applicable taxes and operating expenses for the premises.
4949 Pearl East Circle
On July 8, 2020, the Company entered into a second amendment (the “Second Colorado Lease Amendment”) to the lease agreement dated August 26, 2019 for office space in Boulder, Colorado (the “Original Colorado Premises”). The original lease agreement had been amended previously by a first amendment to the lease dated February 4, 2020 (“the First Colorado Lease Amendment”).

The Original Colorado Premises, for 15,781 square feet of office space, commenced for accounting purposes on February 5, 2020. The First Colorado Lease Amendment provided for an additional 6,985 square feet of office space within the same building. The Second Colorado Lease Amendment provided the Company with permission to operate a designated area of the Original Colorado Premises as biotechnology laboratory space. As of September 30, 2020, the office and biotechnology laboratory space leased under the First Colorado Lease Amendment and Second Colorado Lease Amendment had not yet commenced for accounting purposes. Accordingly, the Company has not yet recognized a corresponding ROU asset or lease liability in its condensed consolidated balance sheet.
Payments due under the Amended Colorado Lease include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. The term for each of the lease components under the Amended Colorado Lease will end on September 30, 2027. The Company has the option to extend the term for two additional successive periods of five years thereafter.
11.    COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2020.

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
Overview
Dicerna Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence genes selectively that cause or contribute to disease. Using our proprietary GalXC™ RNAi technology platform, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on hepatocytes, Dicerna has continued to innovate and is exploring new applications of its RNAi technology beyond the liver, targeting additional tissues and enabling new therapeutic applications. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and our collaborative partners, we currently have more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegeneration and pain.
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
The GalXC RNAi platform and other proprietary RNAi delivery technologies support Dicerna’s long-term strategy to retain a full or substantial ownership stake in our programs, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases or diseases with well-characterized genetic targets. These certain rare disease programs, which include our nedosiran and A1AT product(s) programs, represent opportunities that we believe carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and the potential for more rapid clinical development paths to regulatory approval. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we continue to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.
Executive Summary
Our results of operations for and liquidity and capital resources as of the nine months ended September 30, 2020 include the following:
•    In January 2020, we entered into a non-cancelable real property lease agreement for 61,282 square feet of office space at 75 Hayden Avenue in Lexington, Massachusetts. The original term is estimated to commence during the fourth quarter of 2020 and is for 125 months with options to extend for two additional successive periods of five years thereafter. The aggregate total fixed rent is approximately $41.8 million. In addition, in July 2020, we entered into an amendment to the 75 Hayden Avenue lease. The 75 Hayden Avenue lease amendment expands the square footage leased under the 75 Hayden Avenue lease to contain a total of 91,728 rentable square feet. The 75 Hayden Avenue lease amendment increases monthly base rent by an average of $0.2 million per month.

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
•In April 2020, we and Alnylam entered into a collaboration and license agreement (the “A1AT Agreement”) and a patent cross-license agreement (the “PH Agreement”). Under the A1AT Agreement, we and Alnylam will work to develop and commercialize investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin (“A1AT”) deficiency-associated liver disease (“alpha-1 liver disease”). Under the PH Agreement, we and Alnylam cross-license our respective intellectual property related to Alnylam’s lumasiran and our nedosiran investigational programs for the treatment of primary hyperoxaluria (“PH”). The non-exclusive license agreement provides for Alnylam to pay mid- to high-single-digit royalties to Dicerna based on global net sales of lumasiran and for Dicerna to pay low-single-digit royalties to Alnylam on global net sales of nedosiran. The non-exclusive cross-license agreement ensures that each party has the freedom to develop and commercialize its respective product candidate.
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
•In July 2020, we entered into a second amendment to the lease agreement for our facility in Colorado. The Colorado facility lease amendment approves Dicerna to operate a biotechnology laboratory on the premises.
•In August 2020, we provided updated guidance related to the enrollment completion timeline for our PHYOX2 pivotal trial of nedosiran in patients with PH after previously removing formal guidance due to COVID-19 impacts. Revised guidance anticipates enrollment completion in PHYOX2 in the fourth quarter of 2020.
•We believe we have sufficient capital, along with anticipated milestone and other payments from existing collaborations, to fund the execution of our current clinical and operating plans into 2023.
•The following table provides a summary of revenue recognized for the three and nine months ended September 30, 2020 and 2019:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
Novo	$3,552	$—	$7,604	$—
Roche	18,686	—	58,670	—
Lilly	12,073	5,274	31,142	8,346
Alexion	13,639	1,451	23,464	2,954
BI	925	1,310	2,471	5,524
Total	$48,875	$8,035	$123,351	$16,824
COVID-19 Update
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption worldwide. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, and other public health safety measures.
We have been impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which we operate. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting our collaborative agreements and our own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in our clinical trials, and we have undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. Our operating results could be affected by delays or suspensions of clinical development associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ enrollment in our clinical trials, such as we have seen in the nedosiran pivotal PHYOX2 and DCR-A1AT Phase 1/2 studies, and delays in the supply chain related to COVID-19. We continue to be alert to the potential for disruptions that could arise from COVID-19 and monitor the Food and Drug Administration’s and other health authorities’ guidance for the conduct of clinical trials during this time.
The current supply of our investigational medicines continues to be sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact at this time and able to meet the next 12 months of clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 and remain in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions. Our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operations, and financial condition. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. Please refer to the “Financial Operations Overview” section below for specific anticipated effects on our financial statement line items.
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
In addition to the programs listed in our pipeline, we are exploring a variety of potential programs involving gene targets in the liver, central nervous system (“CNS”), and other tissues, which we may elevate in the future to be either a core program or a non-core collaborative program. Under our collaborations with Novo, Roche, and Lilly, our collaborators have rights to nominate additional programs for discovery by Dicerna and subsequent development by the nominating collaborator, which will become part of our non-core pipeline.
Our four core programs are: nedosiran for the treatment of PH, RG6346 for the treatment of HBV infection, DCR-A1AT and ALN-AAT02 for the treatment of A1AT deficiency-associated liver disease, and a program for the treatment of a more prevalent condition involving the liver.
We conduct clinical trials in various countries around the world, including the U.S. and other areas heavily impacted by the COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chains continue to appear intact to meet the next 12 months of clinical, nonclinical, and CMC supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. Additionally, there have been delays in the nedosiran pivotal PHYOX2 and DCR-A1AT Phase 1/2 studies. As a result, and based on the most recent updates from clinical sites impacted by COVID-19 and precautionary measures related to the pandemic, the Company regularly evaluates its expectations related to clinical development milestones.
The tables below set forth the stage of development of our various GalXC RNAi platform product candidates as of November 5, 2020:

Status of Dicerna Programs
Research
We continue to advance the GalXC RNAi platform as it is applied to therapeutic targets expressed in hepatocytes using GalNAc conjugates for both our partnered research and development programs and our internal liver-targeted programs. All Dicerna-partnered programs include one or more liver-targeted applications of the GalXC RNAi platform.
In addition, we continue to explore applications of our RNAi technology against therapeutic gene targets expressed in tissues other than the liver, including targets expressed in the CNS and other extrahepatic tissues and organs of high therapeutic interest, and have made significant progress. Significant gene target knockdown has been achieved in multiple cell types and regions of the CNS and other extrahepatic tissues, in both rodents and nonhuman primates. These extrahepatic applications are based on structurally and chemically modified and/or alternatively conjugated forms of our RNAi platform as initially applied to the liver in our ongoing clinical programs.
On August 6, 2020, we presented our first preclinical data demonstrating expansion of our technology and discovery efforts beyond our hepatocyte-focused GalXC RNAi technology to CNS, skeletal muscle, and adipose tissues. Results from preclinical assays demonstrated consistent and durable CNS-wide target mRNA knockdown using novel constructs regardless of route of administration (intrathecal [IT] or intracisterna magna [ICM]), and reduction in target mRNA in skeletal muscle and adipose tissue using optimized chemistries, resulting in equivalent and potentially highly durable target knockdown regardless of dosing regimens.
Our current core GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
We are developing our lead GalXC product candidate, nedosiran, which is in pivotal clinical development, for the treatment of PH type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”). PH is a family of severe, ultra-rare, genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. The accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.

PH encompasses three genetically distinct, autosomal-recessive, inborn errors of glyoxalate metabolism characterized by the overproduction of oxalate. PH1, PH2, and PH3 are each characterized by a specific enzyme deficiency. PH1 is caused by a deficiency of glyoxalate aminotransferase, PH2 is caused by a deficiency of glyoxalate reductase/hydroxypyruvate reductase, and PH3 is caused by a deficiency of 4-hydroxy-2-oxoglutarate aldolase. Patients with PH are predisposed to the development of recurrent urinary tract (urolithiasis) and kidney (nephrolithiasis) stones, composed of calcium oxalate crystals. Stone formation is accompanied by nephrocalcinosis in some patients with PH1 or PH2. This deposition of calcium crystals in the renal parenchyma produces tubular toxicity and renal damage that is compounded by the effects of renal calculi-related obstruction and frequent superimposed infections. Based on the evaluation of genome sequence databases, there may be as many as 16,000 people with PH in the U.S. and major European countries.
The ultimate goal of any PH therapy is for patients to live normal lives without the need to comply with hyperhydration and urine alkalization supporting therapies in order to prevent the formation of new calcium oxalate crystals. To best achieve this ultimate goal, Dicerna has developed a once-monthly fixed-dose injection regimen of nedosiran. This once-monthly formulation of nedosiran is designed to avoid the sudden oxalate spikes that could occur with less frequent administration or missed dosages, which could result in the formation of kidney stones and renal failure. To maximize patient convenience, we are developing pre-filled syringes to enable self-administration by most PH patients without the need for involvement of a healthcare provider for dosing.
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
As of November 2019, we had completed all study participant dosing and follow-up in PHYOX™1, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 or PH2. The primary objective of the study was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of nedosiran. Secondary endpoints included the change in 24-hour urinary oxalate excretion from baseline, defined as the mean of two 24-hour collections during screening. The trial was divided into two groups:
•Group A was a placebo-controlled, single-blind study and included 25 healthy volunteers at a single site in the United Kingdom with five cohorts dosed at 0.3, 1.5, 3.0, 6.0, or 12.0 mg/kg of nedosiran or placebo (3:2 randomization).
•Group B was an open-label study and included 18 participants, 15 with PH1 and three with PH2, and included three cohorts of participants dosed at 1.5, 3.0, and 6.0 mg/kg of nedosiran and a fourth cohort with mixed dosing. Group B participants were enrolled among three sites in the European Union, one in the United Kingdom, and one in the United States.
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
With respect to efficacy data in PHYOX1, as of September 2019, nedosiran was associated with normalization or near-normalization of urinary oxalate levels in 14 of 18 adult patients with PH1 or PH2 following single-dose administration.
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
Data from the PHYOX1 trial showed that nedosiran was associated with normalization or near-normalization of urinary oxalate levels in 14 of 18 adult participants with PH1 or PH2 following single-dose administration. Nedosiran was generally well tolerated based on data from 18 participants (15 adults and three adolescents [participants 13-16 years old]) with PH1 (n=15) or PH2 (n=3) and 25 adult healthy volunteers. As of the last data cut in March 2020, seven serious adverse events (“SAEs”) had occurred in six participants in Group B; none was deemed related to the study drug, and all seven SAEs had resolved. A total of seven participants dosed with nedosiran experienced mild or moderate injection-site reactions (defined as occurring four hours or more after injection), all of which resolved without intervention in a mean of 25 hours. No clinically meaningful safety signals were observed, including no clinically significant liver function test abnormalities.

PHYOX3 Long-Term, Multidose, Open-Label Extension Study
Following positive Phase 1 data from PHYOX1 in 2019, a single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 or PH2, we received approval to proceed with the Phase 2 (“PHYOX2,” our multidose, double-blind, randomized, placebo-controlled pivotal trial of nedosiran) and Phase 3 (“PHYOX3”) studies of nedosiran in PH. We initiated dosing of participants transitioning from the PHYOX1 trial into the PHYOX3 study, a long-term, multi-dose, open-label extension study. Unlike the PHYOX2 trial, which requires screening and enrollment of new participants, patients are permitted to transition into the PHYOX3 trial from any previous nedosiran trial in which they have participated. As of April 2020, we had implemented a protocol amendment with local institutional review boards (“IRBs”) and had transitioned certain site visits to a combination of at-home nurse visits with investigator telehealth assessments for dose administration and safety follow-up, as a result of impacts from COVID-19.
The primary endpoint of PHYOX3 is to evaluate the impact of monthly nedosiran administration on the annual rate of decline in estimated glomerular filtration rate (“eGFR”), a measure of kidney function. The PHYOX3 trial will also evaluate the long-term effect of nedosiran on urinary oxalate (“Uox”) excretion, new stone formation, progression of nephrocalcinosis, and the potential to enable the gradual decrease or elimination of patients’ supportive hyperhydration therapies.
In August 2020, we presented interim data from the PHYOX3 trial up to July 10, 2020. Included in the analysis were 11 patients who had received at least five monthly doses of nedosiran delivered subcutaneously. There was an extended washout period between participants’ completion of PHYOX1 during which participants were anticipating a return to 80% of Uox PHYOX1 baseline prior to starting in PHYOX3. Some patients did not return to this range and were permitted to enroll in PHYOX3 with lower baseline levels. The mean body surface area (“BSA”) adjusted baseline Uox of these 11 participants in PHYOX1 was 1.323 mmol/1.73m2 BSA/24 hr, and the mean BSA-adjusted observable baseline Uox level for these same participants initiating PHYOX3 and included in this analysis was 0.926 mmol/1.73m2 BSA/24 hr. One hundred percent of PH1 participants (eight of eight) that had rolled over from PHYOX1 and received five doses of nedosiran in the PHYOX3 study had normalization or near normalization at Day 120: of these, near-normalization was reached in 63% of the PH1 participants (five of eight). For PH1 participants, the mean Uox level achieved was within the normal range (mean Uox - 0.404 mmol/1.73m2 BSA/24 hr). Thirty-three percent of PH2 participants (one of three) achieved normalization at Day 120. We define normal and near-normal Uox as below 0.46 mmol/1.73m2 BSA/24 hr and from 0.46 to 0.6 mmol/1.73m2 BSA/24 hr, respectively. As of July 10, 2020, five of the 17 participants enrolled in PHYOX3 had achieved and maintained normal Uox concentrations on at least three consecutive visits, making them eligible for gradual reduction in fluid intake.
In October 2020, we presented new interim data from the PHYOX3 trial. A total of 16 trial participants from the completed PHYOX1 trial had entered the PHYOX3 trial. Of these, 13 who had reached 180 Days and had received six monthly doses in the PHYOX3 trial were included in this analysis. Three participants were not included in the efficacy analysis, as they had not yet reached Day 180 at the time of the analysis. All 13 participants (10 with PH1 and three with PH2) receiving nedosiran achieved normal (12 of 13) or near-normal (one of 13) Uox excretions at one or more timepoints. Of these, all 10 (100%) of the participants with PH1, and two of the three (67%) participants with PH2, achieved normal Uox excretions at one or more visits.
In this interim analysis, nedosiran was generally well tolerated, and no serious safety concerns were identified in this study. There were no treatment discontinuations or study withdrawals during the observation period. Two participants had serious treatment-emergent adverse events (“TEAEs”) (pyelonephritis and nephrolithiasis) that were determined by the investigator to be unrelated to nedosiran treatment. The most common TEAEs were mild to moderate administration-site reactions.
PHYOX2 Multidose, Double-Blind, Randomized, Placebo-Controlled Pivotal Trial
In March 2020, we provided an overview of our response to the COVID-19 pandemic that included an update on business continuity and clinical development milestones, including milestones related to the PHYOX clinical development program for nedosiran. The update outlined Dicerna’s intention to work closely with local IRBs to implement a protocol amendment in accordance with recently adopted regulatory guidance that would allow for the transition of remaining site visits to at-home nurse visits for drug administration and safety follow-up. As a result of enrollment progress and temporary suspension of further clinical trial activities at multiple sites as of the March update, the Company withdrew its previous guidance for completion of enrollment in PHYOX2 in the second quarter of 2020. During April and May 2020, Dicerna transitioned certain site visits in the PHYOX2 trial to a combination of at-home nurse visits and investigator telehealth assessments for drug administration and safety follow-up following trial sites’ operational changes resulting from the COVID-19 pandemic. Enrollment in the PHYOX2 trial continues at a number of sites globally. Given the fluid nature of the COVID-19 pandemic and the evolving and extraordinary actions undertaken by clinical trial sites globally, we continue to evaluate our clinical plan related to nedosiran, and, at this time, expect to complete PHYOX2 enrollment in the fourth quarter of 2020. We also anticipate the last patient to complete this study in the first half of 2021 and to submit a New Drug Application (“NDA”) in the third quarter of 2021.
In addition to the PHYOX2 clinical trial, we have multiple additional trials planned. Patient enrollment in a study of patients with PH3 (PHYOX4) is expected in the fourth quarter of 2020. Enrollment in a study of PH1 and PH2 patients with severe renal impairment, including those on dialysis (PHYOX7), and in a study of PH1 and PH2 patients aged 0-5 years with relatively intact renal function (PHYOX8) is expected to begin in the first quarter of 2021. In addition, we initiated an observational study in the third quarter of 2020 in patients with PH3 (PHYOX-OBX) to evaluate the association between urinary oxalate and the rate of kidney stone formation.
In discussions with the FDA, we received feedback indicating alignment on a path to the full approval of nedosiran for the treatment of PH1 and PH2 based on achievement of substantial reduction of urinary oxalate excretion in patients with PH1 and PH2 after nedosiran administration versus those to whom the placebo was administered in the PHYOX2 pivotal trial. With this feedback, we believe we have a path to seek full approval in both PH1 and PH2 based on PHYOX2 results. In July 2019, we received Breakthrough Therapy Designation from the FDA for the development of nedosiran for the treatment of PH1. In June 2020, we announced that the FDA granted rare pediatric disease designation for nedosiran for the treatment of PH. We plan to continue our dialogue with the FDA regarding endpoints for studies involving patients with PH3 as part of the PHYOX clinical development program for nedosiran, and potentially an expansion of the Breakthrough Therapy Designation to include PH2.
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
Commercial readiness activities continue across the organization to ensure the timing of appropriate infrastructure, processes, and capabilities to support Dicerna’s evolution to a fully integrated biopharmaceutical company. The primary focus is on U.S. commercialization infrastructure for nedosiran and the Medical Affairs and Commercial teams that have been established. Additional infrastructure and commercialization activities are paced to the PHYOX programs and NDA preparations. Outside the U.S., active discussions for regional and/or multinational commercial collaboration partners are underway.
RG6346 for Chronic Hepatitis B Virus Infection
Our GalXC RNAi platform-based product candidate for the treatment of chronic HBV infection, RG6346, is currently being tested in a Phase 1 clinical trial. Roche will be responsible for initiating Phase 2 development of RG6346. HBV is the world’s most common serious liver infection and affects an estimated 292 million people worldwide. Chronic HBV infection is characterized by the presence of the HBV surface antigen (“HBsAg”) for six months or more. In order to be optimally positioned to develop and commercialize our product candidate, RG6346, in combination with other novel drugs, we entered into a research collaboration and licensing agreement with Roche in October 2019. Under the terms of the agreement, we are leading the development of RG6346 through the current Phase 1 trial, and pending favorable results, Roche intends to further develop RG6346 with the overall goal of developing a combination regimen to achieve a long-term functional cure of chronic HBV in combination with additional Roche product candidates. The agreement also provides an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of chronic HBV.
The DCR-HBVS-101 clinical trial is a Phase 1, randomized, placebo-controlled, double-blind study designed to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with chronic HBV. Secondary objectives are to characterize the pharmacokinetic profile of RG6346 and to evaluate preliminary pharmacodynamic effects on markers of HBV antiviral efficacy, including reductions of HBsAg and HBV deoxyribonucleic acid (“DNA”) levels in blood. The Phase 1 clinical trial is divided into three groups:
•Group A is a single-ascending-dose arm in which 30 healthy volunteers received a dose of RG6346 (0.1, 1.5, 3.0, 6.0, or 12.0 mg/kg) or placebo, with a four-week follow-up period. Group A dosing was completed in August 2019.
•Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to nucleoside analog therapy received a 3.0 mg/kg dose of RG6346 or placebo, with a follow-up period of at least 12 weeks. We initiated Group B dosing in the third quarter of 2019, in parallel with Group C at the 3.0 mg/kg dose level. Group B dosing was completed in May 2020.
•Group C is a multiple-ascending-dose arm in which RG6346 (1.5, 3.0, or 6.0 mg/kg) or placebo was administered to 18 participants with chronic HBV who are already being treated with nucleoside analogs, with a treatment and follow-up period of 16 weeks or more.
In August 2020, we announced interim top-line data from all originally planned cohorts from the ongoing DCR-HBVS-101 study. Patients within Groups B and C were randomized 5:3 and 2:1, to RG6346 treatment versus placebo, respectively. Participants in Groups B and C were eligible to enter into an extended follow-up observation period if reductions of ≥1.0 log10 IU/mL of HBsAg from baseline were maintained at the end of the double-blind treatment period (12 weeks/85 days for Group B and 16 weeks/112 days for Group C). Enrollment for the originally planned cohorts was completed in June 2020, and results from an interim analysis of data available as of June 25, 2020 were presented publicly during our R&D Day event in August 2020 and are summarized below. As of the interim analysis, two participants in the Group C 6.0 mg/kg group had not yet reached Day 112. The last participant dose in the 6.0 mg/kg dose group was administered in September 2020, and the follow-up phase of the study is ongoing as of November 5, 2020.
•Data from the June 25, 2020 interim analysis showed that nine of 10 patients who received RG6346 and completed the treatment period in Group C achieved ≥1.0 Log10 IU/mL reduction in HBsAg at Day 112 and continued in the extended follow-up period.
•At Day 112, the mean reduction in HBsAg from baseline for each Group C cohort was:
•1.39 log10 IU/mL (n=4) for the 1.5 mg/kg cohort
•1.80 log10 IU/mL (n=4) for the 3.0 mg/kg cohort
•1.84 log10 IU/mL (n=2) for the 6.0 mg/kg cohort; two participants had not yet reached Day 112.
•Six of the 10 participants who completed Day 112 had HBsAg <100 IU/mL.
•Of the data presented, durability of response was demonstrated up to Day 392, and the first patient dosed in the study had reached Day 392 during the conditional follow-up period with a 2.21 log10 IU/mL reduction in HBsAg (<100 IU/mL).
In addition, after a single 3.0 mg/kg dose of RG6346, two participants in Group B (naïve to nucleoside analog therapy) experienced protocol-defined transient alanine aminotransferase (“ALT”) flares, and one patient experienced a near-flare. In each case, synthetic and excretory liver function was preserved and there was a coinciding drop in blood HBsAg, suggesting a potential beneficial flare and immune response in relation to the observed ALT elevations. A similar self-resolving flare and response was demonstrated in one Group C participant receiving 6.0 mg/kg of RG6346.
No SAEs were observed with RG6346 treatment in any group. The most commonly reported adverse events were mild or moderate injection-site events. No dose-limiting toxicities were observed, and there were no safety-related discontinuations. No dose-/exposure-dependent increases in frequency or severity of safety parameters were noted, and participants with ALT/aspartate aminotransferase (“AST”) or gamma-glutamyl transferase (“GGT”) elevations were all self-resolving and associated with preserved liver synthetic and excretory function. All observed ALT elevations above the upper limit of normal were self-resolving and associated with preserved liver synthetic and excretory function. Dose-/exposure-dependent increases in frequency or severity of any other safety parameters were not noted.
In agreement with Roche, we are enrolling two additional optional open-label, fixed dose Group C cohorts, Cohort 4C and Cohort 5C. Cohorts 4C and 5C will evaluate fixed dosing regimens over an extended conditional follow-up period to capture the rebound kinetics of HBsAG from baseline levels. Cohort 4C is a single-ascending-dose arm with a total follow-up duration of up to 48 weeks. Cohort 5C is a multiple dose cohort with a total follow-up duration of up to 72 weeks.
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
Following our business update in March 2020, further enrollment of healthy volunteers in the Phase 1/2 trial of DCR-A1AT was effectively paused due to site restrictions related to the COVID-19 pandemic; however, all subjects in the current dosing cohort have since completed their remaining visits. Additional safety precautions have been implemented, including testing of any participants who present with symptoms consistent with COVID-19. As of late April 2020, the Scientific Review Committee for the DCR-A1AT Phase 1/2 trial confirmed that the study could continue, and we began enrolling the next dosing cohort in May 2020, which has since been completed.
We are currently targeting program selection for advancement into Phase 2 in the first quarter of 2021.
DCR-Proprietary
We are currently pursuing development of a proprietary candidate for the treatment of a more prevalent condition involving the liver. Our goal is to submit an Investigational New Drug (“IND”) or Clinical Trial Application (“CTA”) filing in mid-2021.
Collaborative Program Update
Eli Lilly and Company
During the first quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic disease, for advancement into preclinical development.
Lilly currently has a goal of filing an IND or CTA for LY3561774 in late 2020.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 28, 2020. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the nine months ended September 30, 2020.

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
In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales, and royalties in connection with our current or future collaborations with partners, and product sales from our internally developed products. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or our collaborators’ achievement of preclinical, clinical, regulatory, and commercialization milestones, to the extent achieved, the timing and amount of any payments to us related to such milestones, and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. Delays in or changes to the research and development plans and timelines related to our collaboration agreements are likely due to the COVID-19 pandemic. Because we recognize the majority of our collaboration revenue on a cost-to-cost measure of progress, revenues recognized in the near-term future may be lower than originally anticipated and could be recognized over an extended period of time as a result.
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
Delays in or changes to our research and development plans and timelines, which impact both our internal and external resources, have occurred and may continue to occur due to the COVID-19 pandemic. Internally, we have been impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which we operate. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting our collaborative agreements and our own programs. We also anticipate that the timing of hiring additional personnel may shift into later periods than initially anticipated. Externally, a number of our clinical trial sites have delayed and may continue to delay trial-related activities as a result of COVID-19. Any of these factors could cause the timing of the research and development expenses we expect to incur to shift into later periods and have the potential to cause us to expend more funds than originally contemplated as a result of needing to extend clinical development activities.
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
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	$ CHANGE	% CHANGE
Revenue	$48,875	$8,035	$40,840	*
Operating expenses:
Research and development	54,814	30,086	24,728	82.2%
General and administrative	16,961	10,619	6,342	59.7%
Total operating expenses	71,775	40,705	31,070	76.3%
Loss from operations	(22,900)	(32,670)	9,770	(29.9)%
Other income (expense):
Interest income (expense), net	1,050	1,880	(830)	(44.1)%
Other income	1	—	1	100.0%
Total other income, net	1,051	1,880	(829)	(44.1)%
Net loss	$(21,849)	$(30,790)	$8,941	(29.0)%
* Percentage change not meaningful

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	$ CHANGE	% CHANGE
Revenue	$123,351	$16,824	$106,527	*
Operating expenses:
Research and development	151,361	74,521	76,840	103.1%
General and administrative	53,549	29,126	24,423	83.9%
Total operating expenses	204,910	103,647	101,263	97.7%
Loss from operations	(81,559)	(86,823)	5,264	(6.1)%
Other income (expense):
Interest income (expense), net	5,382	6,034	(652)	(10.8)%
Other income	16	—	16	100.0%
Total other income, net	5,398	6,034	(636)	(10.5)%
Net loss	$(76,161)	$(80,789)	$4,628	(5.7)%
* Percentage change not meaningful

Revenue
The following tables provide a summary of revenue recognized (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	$ CHANGE	% CHANGE
Novo	$3,552	$—	$3,552	100.0%
Roche	18,686	—	18,686	100.0%
Lilly	12,073	5,274	6,799	128.9%
Alexion	13,639	1,451	12,188	*
BI	925	1,310	(385)	(29.4)%
Total	$48,875	$8,035	$40,840	*
* Percentage change not meaningful

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	$ CHANGE	% CHANGE
Novo	$7,604	$—	$7,604	100.0%
Roche	58,670	—	58,670	100.0%
Lilly	31,142	8,346	22,796	273.1%
Alexion	23,464	2,954	20,510	*
BI	2,471	5,524	(3,053)	(55.3)%
Total	$123,351	$16,824	$106,527	*
* Percentage change not meaningful
The increase in revenue for the three and nine months ended September 30, 2020 is primarily attributable to increased activities and associated costs under the recent collaboration agreement with Roche, as well as under the Alexion and Lilly collaboration agreements, as all three agreements are recognized as revenue on a cost-to-cost measure of progress method.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2020	2019	$ CHANGE	% CHANGE
Direct research and development expenses	$29,567	$17,116	$12,451	72.7%
Platform-related and discovery research expenses	3,843	4,319	(476)	(11.0)%
Employee-related expenses	18,483	7,797	10,686	137.1%
Facilities, depreciation, and other expenses	2,921	854	2,067	242.0%
Total	$54,814	$30,086	$24,728	82.2%

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	$ CHANGE	% CHANGE
Direct research and development expenses	$84,757	$40,628	$44,129	108.6%
Platform-related and discovery research expenses	10,488	9,782	706	7.2%
Employee-related expenses	47,359	21,399	25,960	121.3%
Facilities, depreciation, and other expenses	8,757	2,712	6,045	222.9%
Total	$151,361	$74,521	$76,840	103.1%
Research and development expenses increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 primarily due to direct research and development expenses and employee-related expenses. The $12.5 million increase in direct research and development expenses in the three months ended September 30, 2020 included a

$3.8 million increase in clinical study costs, reflecting increased activities primarily associated with our nedosiran and DCR-A1AT programs, as well as increased costs associated with our collaboration with Lilly. In addition, manufacturing costs increased $3.7 million. Research and development expenses were also impacted by a $10.7 million increase in employee-related expenses, which include salaries, benefits, and stock-based compensation. The increase in employee-related expenses is a result of an increase in research and development headcount necessary to support our collaboration agreements and expanding pipeline.
Research and development expenses increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to direct research and development expenses and employee-related expenses. The $44.1 million increase in direct research and development expenses in the nine months ended September 30, 2020 included a $19.3 million increase in manufacturing costs primarily for drug substance to support our clinical studies and a $10.4 million increase in clinical study costs, reflecting increased activities primarily associated with our DCR-A1AT and nedosiran programs, as well as increased costs associated with our collaboration with Lilly. In addition, research-related expenses, such as lab supplies and materials, increased $5.3 million. Research and development expenses were also impacted by a $26.0 million increase in employee-related expenses, which include salaries, benefits, and stock-based compensation. The increase in employee-related expenses is a result of an increase in research and development headcount necessary to support our collaboration agreements and expanding pipeline.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with our core product candidates, and continue activities under our existing collaboration agreements.
General and administrative expenses
General and administrative expenses increased for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The $6.3 million increase for the three months ended September 30, 2020 is primarily due to a $4.6 million increase in employee-related compensation, including salaries, benefits, and stock-based compensation, due to an increase in headcount necessary to support our growing operations. In addition, professional consulting services increased $1.0 million in the three months ended September 30, 2020.
General and administrative expenses increased for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The $24.4 million increase for the nine months ended September 30, 2020 is primarily due to a $16.3 million increase in employee-related compensation, including salaries, benefits, and stock-based compensation, due to an increase in headcount necessary to support our growing operations. In addition, professional consulting services increased $5.9 million in the nine months ended September 30, 2020.
We expect general and administrative expenses to continue to increase in the foreseeable future, largely due to investments in staffing and market readiness activities.
Liquidity and Capital Resources
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative agreements. As of September 30, 2020, we had cash and cash equivalents and held-to-maturity investments of $609.9 million compared to $348.9 million as of December 31, 2019.
During the nine months ended September 30, 2020, we realized $375.0 million in proceeds from the Novo and Roche collaborations and net proceeds of $39.2 million from the issuance of common stock to a single institutional investor pursuant to our common stock Sales Agreement with Cowen and Company, LLC as the sales agent. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the SEC on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.
We believe that our cash, cash equivalents, and held-to-maturity investments, together with anticipated milestone and other payments from existing collaborations, provide us with sufficient resources to continue our planned operations and clinical activities into 2023.

Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019
Net cash provided by operating activities	$222,415	$14,232
Net cash used in investing activities	$(216,882)	$(19,233)
Net cash provided by financing activities	$48,400	$792
Operating activities
Net cash provided by operating activities increased $208.2 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to a $98.3 million decrease in contract receivables largely due to the upfront cash payment received from Roche in January 2020 in connection with our collaboration agreement and a $79.1 million increase in deferred revenue from the Novo and Roche collaborations.
Investing activities
Net cash used in investing activities increased $197.6 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase in net cash used in investing activities primarily relates to a $309.5 million increase in purchases of held-to-maturity investments for the nine months ended September 30, 2020 as a result of an increased cash balance from the Novo and Roche upfront payments, which were partially offset by a $114.0 million increase in maturities of investments.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2020 increased $47.6 million compared to the nine months ended September 30, 2019. The increase was primarily due to the receipt of $39.2 million in net proceeds in February 2020 from the private placement of our common stock.
Funding requirements
We expect that our primary uses of capital will continue to be commercialization readiness and launch activities, subject to approval of our development candidates; third-party clinical research and development services and manufacturing costs; compensation and related expenses; laboratory and related supplies; legal and other regulatory expenses; and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plans into 2023. Over the balance of 2020 and the year ending December 31, 2021, we forecast receiving over $100.0 million in cash from our collaborations, including anticipated milestone achievement. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect.
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
•the initiation, progress, timing, and completion of preclinical studies and clinical trials for our current and future potential product candidates, including the impact of COVID-19 on our ongoing and planned research and development efforts and the timing of a potential commercial launch date for nedosiran;

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
Contractual Obligations and Commitments
We have excluded from our condensed consolidated balance sheets $69.2 million of fixed payments for leases that have not yet commenced for accounting purposes. We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheet since the achievement and timing of these milestones were not probable or estimable as of September 30, 2020.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2020, we had cash, cash equivalents, and held-to-maturity investments of $609.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash, cash equivalents, and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash, cash equivalents, or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, who serve as our principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon, and as of the date of, this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 and the 44 weeks ended November 5, 2020 in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Inherent Limitations on the Effectiveness of Controls
Our management, including the chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2020, we had $609.9 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plan into 2023. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality RNAi, a biological process in which RNA molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of September 30, 2020, we had an accumulated deficit of $601.5 million. For the nine months ended September 30, 2020 and for the years ended December 31, 2019, 2018, and 2017, our net loss attributable to common stockholders was $76.2 million, $120.5 million, $88.9 million, and $80.3 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam Pharmaceuticals, Inc. (“Alnylam”) litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
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
•delays or suspensions of clinical development associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ conduct of clinical trials, such as we have seen or may see in the nedosiran pivotal PHYOX2 and DCR-A1AT Phase 1/2 studies;
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease “COVID-19” was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Cambridge and Lexington, Massachusetts, where our primary office and laboratory space is located, and in Boulder, Colorado, where we also have office space. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. It is difficult to predict what the lasting impact of the pandemic will be, and if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest.
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
We currently have no products on the market and our product candidates are in varied stages of development. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including Institutional Review Board (“IRB”) ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials. Due to the COVID-19 pandemic, we have experienced delays in enrollment and dosing in certain of our clinical trials for our product candidates and this risk of delays remains ongoing.
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
The FDA has granted rare pediatric disease designation to nedosiran for the treatment of primary hyperoxaluria. However, a marketing application for nedosiran, if approved, may not meet the eligibility criteria for a priority review voucher.
The FDA has granted rare pediatric disease designation to nedosiran for treatment of primary hyperoxaluria (PH). Designation of a drug as a drug for a rare pediatric disease does not guarantee that an NDA for such drug will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drugs, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease priority review voucher in our original NDA for nedosiran. The FDA may determine that an NDA for nedosiran, if approved, does not meet the eligibility criteria for a priority review voucher, including for the following reasons:
•Primary hyperoxaluria no longer meets the definition of a rare pediatric disease;
•the NDA contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an NDA;
•the NDA is not deemed eligible for priority review;
•the NDA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population (that is, if the NDA does not contain sufficient clinical data to allow for adequate labeling for use by the full range of affected pediatric patients); or
•the NDA is approved for a different adult indication than the rare pediatric disease for which nedosiran is designated.
The authority for the FDA to award rare pediatric disease priority review vouchers for drugs that have received rare pediatric disease designation prior to September 30, 2020 currently expires on September 30, 2022, although it is possible the FDA’s authority to award rare pediatric disease priority review vouchers will be further extended through federal lawmaking. Absent any such extension, if the NDA for nedosiran is not approved prior to September 30, 2022 for any reason, regardless of whether it meets the criteria for a rare pediatric disease priority review voucher, it will not be eligible for a priority review voucher.
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
Although we have multiple contract manufacturers, two of our amidite manufacturers are based in China, and as a result of the recent outbreak of the coronavirus and an increase in potential political uncertainty, there is an increased risk of technology transfer and supply interruption at those facilities. We are seeking to expand amidite production in other countries and to manufacture inventory to reduce this risk.
If we are at any time unable to provide an uninterrupted supply of our product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.
The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations regarding quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints and/or stock-outs of our products, be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer in order to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget and any modifications that occur in establishing a new manufacturer could require the conduct of additional studies or trials.
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
Any inability to attract and retain qualified key management and personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management and other specialized personnel, including: Douglas M. Fambrough, III, Ph.D., our chief executive officer; Bob D. Brown, Ph.D., our chief scientific officer; Shreeram Aradhye, M.D., our chief medical officer; Douglas W. Pagán, our chief financial officer; Ling Zeng, our chief legal officer and secretary; James B. Weissman, our chief operating officer; Rob Ciappenelli, our chief commercial officer; and Regina Paglia, our chief human resources officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly complex nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations.
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
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. However, the terms of the withdrawal have yet to be fully negotiated. The implementation period began February 1, 2020 and will continue until December 31, 2020. During this 11-month period, the UK will continue to follow all of the EU’s rules and its trading relationship will remain the same. However, regulations (including financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health and safety laws and regulations, medicine licensing and regulations, immigration laws and employment laws), have yet to be addressed. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political, and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory or otherwise) beyond the date of Brexit. We have a subsidiary located in the UK, which we established in order to allow us to conduct clinical trials in EU member states. While we have begun to transition our subsidiaries in Ireland and in Germany to support activities in the EU, there can be no assurance that we will not experience disruptions or other operational challenges in connection with such transition.
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
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have performed an analysis on whether we have experienced any ownership changes in the past. Our analysis indicates that we experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. Our net operating losses are subject to such limitation. As of September 30, 2020, we had significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we have or do experience an ownership change, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2020, we had $609.9 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of September 30, 2020, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included more than 95 issued patents or allowed patent applications and over 235 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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

•the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators on July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. On August 14, 2020, implementing regulations were finalized and became effective as of that date. We continue to monitor the impact the CCPA may have on our business activities; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
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
In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. At the federal level, the U.S. President’s administration’s budget for fiscal year 2021 includes a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. Further, the current U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers.
On July 24, 2020, the U.S. President signed four executive orders aimed at lowering drug prices. The executive orders direct the Secretary of the U.S. Department of Health and Human Services (“HHS”) to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the reimportation of insulin products, and prioritize finalization of the FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
On September 13, 2020, President Trump signed an executive order directing HHS to implement a rulemaking plan to test a payment model related to certain high-cost prescription drugs and biological products covered by Medicare Part B. Pursuant to the proposed model, Medicare would be required to pay no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development which has a comparable per capita gross domestic product. Although this and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
The U.S. federal deficit reached an all-time high in 2019, and efforts to bring spending under control could, among other things, lead to cuts in Medicare payments to providers, as the Medicare program is frequently mentioned as a target for spending cuts. The full impact on our business of any future cuts in Medicare or other programs is uncertain. In addition, we cannot predict any impact the U.S. President’s administration and the U.S. Congress may have on the federal budget. If federal spending is reduced, anticipated budgetary shortfalls may also impact the ability of relevant agencies, such as the FDA or the National Institutes of Health, to continue to function at current levels. Amounts allocated to federal grants and contracts may be reduced or eliminated. These reductions may also impact the ability of relevant agencies to timely review and approve drug research and development, manufacturing, and marketing activities, which may delay our ability to develop, market, and sell any products we may develop.
* Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could materially adversely affect our operating results.
We may face competition in the U.S. for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, the FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. The Secretary of HHS would make the above certification to Congress upon issuance of a final rule based on this proposal. The FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. On July 24, 2020, the U.S. President signed an executive order allowing the importation of certain drugs from other countries through individual waivers, permit the reimportation of insulin products, and prioritize finalization of the FDA’s December 2019 proposed rule to permit the importation of drugs from Canada. It is unclear if, when, and to what extent the executive order may be implemented. Legislation, regulations, or executive action allowing the importation or reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
* Inadequate funding for the FDA, the SEC, and other government agencies could hinder our ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel, and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions timely, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national, and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20, 2020, but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
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
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through September 30, 2020, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
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
•shifts in the political environment and changes in the government and agency leadership positions in connection with the 2020 presidential election as well as future election cycles;
•natural disasters and other calamities, including the COVID pandemic;
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
As of September 30, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 41.5% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of November 2, 2020, we also had 6,130,533 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options to purchase 15,000,298 shares of our common stock and 1,051,830 restricted stock units outstanding. The exercise of outstanding options and warrants having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 2, 2020, we had 75,044,896 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	February 5, 2014
10.1†*	Employment Agreement by and between the Company and Shreeram Aradhye, dated as of July 23, 2020.
10.2†*	Employment Agreement by and between the Company and Ling Zeng, dated as of September 15, 2020.
10.3†*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Performance Incentive Plan.
10.4†*	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2016 Inducement Plan.
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

DICERNA PHARMACEUTICALS, INC.

Date: November 5, 2020	By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)