Form 10-K
period 2020-12-31
Dicerna Pharmaceuticals Inc
filed 2021-02-26
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 001-36281

DICERNA PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5993609
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

75 Hayden Avenue Lexington, MA	02421
(Address of principal executive offices)	(Zip code)
(617) 621-8097
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 Par Value	DRNA	The Nasdaq Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2020 was approximately $1.8 billion based on the last reported sale of the registrant’s common stock on The Nasdaq Global Select Market on June 30, 2020 of $25.40 per share.
As of February 22, 2021, there were 76,320,893 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III hereof. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

DICERNA PHARMACEUTICALS, INC.
2020 ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Annual Report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•    future conduct of the business of the Company, its clinical programs, and operations, including in relation to the COVID-19 pandemic;
•the research and development plans and timelines related to the Company’s clinical programs, including the opportunity to enroll, continue, or resume clinical studies that are slowed or halted by the COVID-19 pandemic;
•the initiation, timing, progress, and results of our preclinical studies and Investigational New Drug Applications, Clinical Trial Applications, New Drug Applications and other regulatory submissions;
•our alignment with the United States (“U.S.”) Food and Drug Administration on regulatory approval requirements;
•    identification and development of product candidates for the treatment of additional disease indications;
•    obtaining and maintaining regulatory approval of any of our product candidates;
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
•    obtaining, maintaining, and defending intellectual property protection for our technologies and product candidates and our freedom to operate our business without infringing the intellectual property rights of others;
•    our reliance on third parties to conduct our preclinical studies or any clinical trials;
•    the continued manufacture and supply of raw materials and components for the Company’s clinical and development programs, the availability of any of which could be significantly impaired by the COVID-19 pandemic;
•    our ability to attract and retain qualified key management and personnel;
•    our dependence on our existing collaborators, Novo Nordisk A/S, Roche, Eli Lilly and Company, Alexion Pharmaceuticals, Inc., Boehringer Ingelheim International GmbH, and Alnylam Pharmaceuticals, Inc. for developing, obtaining regulatory approval for, and commercializing product candidates in the collaborations;
•    our receipt and timing of any potential milestone payments or royalties under our existing research collaborations and license agreements or any future arrangements with our existing collaboration partners or any other collaborators;
•    the impact of changes in the government and agency leadership positions in connection with the 2020 presidential election as well as future election cycles;
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

Risk Factor Summary
Our business is subject to numerous risks and uncertainties. These risks represent challenges to the successful implementation of our strategy and to the growth and future profitability of our business. These risks include, but are not limited to, the following:
•Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption to the development of our product candidates and adversely impact our business.
•We will need to raise substantial additional funds to advance development of our product candidates and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates. Raising additional funds may cause dilution to our stockholders, restrict our operations, or require us to relinquish control over our technologies or product candidates.
•Our approach to the discovery and development of innovative therapeutic treatments based on novel technologies is unproven and may not result in marketable products.
•The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.
•Our product candidates are in varied stages of development, including some in early stages, and may fail or suffer delays that materially and adversely affect their commercial viability.
•Breakthrough Therapy Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
•The approval of our marketing application may be delayed due to the failure to satisfy FDA regulatory requirements, resulting in a delay in the commercial launch of nedosiran.
•We are dependent on our collaboration partners for the successful development of product candidates and, therefore, are subject to the efforts of these partners and our ability to successfully collaborate with these partners.
•Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical studies, and clinical trial materials may become limited or interrupted or may not be of satisfactory quantity or quality, and if the third parties on which we depend do not perform as contractually required, our development programs could be delayed with materially adverse effects on our business, financial condition, results of operations, and prospects.

•Interim and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available or as additional analyses are conducted and as the data are subject to audit and verification procedures that could result in material changes in the final data.
•We may be unable to successfully commercialize our products if we are unable to develop sales, marketing, and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms.
•We may be unable to successfully commercialize our products if the regulatory-approved labeling for our products does not enable us to appropriately differentiate our products from competitive products.
•Price controls imposed in foreign markets and downward pricing pressure in the U.S. may adversely affect our future profitability.
•Our current operations are largely concentrated in one location and any events affecting this location may have material adverse consequences.
•We may be unable to protect our intellectual property rights throughout the world.
•We may be unable to obtain U.S. or foreign regulatory approval and, as a result, may be unable to commercialize our product candidates.
•Our ability to obtain reimbursement or funding from the federal government may be impacted by possible reductions in federal spending.
•Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the U.S., including foreign countries where the drugs are sold at lower prices than in the U.S., which could materially adversely affect our operating results.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

PART I
ITEM 1.    BUSINESS

Overview
Dicerna Pharmaceuticals, Inc. (“we,” “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence selectively genes that cause or contribute to disease. Using our proprietary GalXC™ and GalXC-Plus™ RNAi technologies, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on disease-causing genes in the liver, Dicerna has continued to innovate and is exploring new applications of its RNAi technology with GalXC-Plus, which expands on the functionality and application of our flagship liver-based GalXC technology, yet has the potential to treat diseases across multiple therapeutic areas. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and our collaborative partners, we currently have more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain.
Most of our drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent, natural, and specific mechanism that can be directed to reduce expression of a target gene. In this naturally occurring biological process, a short, synthetic, double-stranded RNA duplex induces the enzymatic destruction of the messenger ribonucleic acid (“mRNA”) of a target gene that contains sequences complementary to one strand of a double-stranded RNA. Our approach is to design proprietary RNA molecules that have the potential to engage the enzyme Dicer and direct the endogenous cellular RNAi machinery to silence a specific therapeutic target gene. Our GalXC technology utilizes a proprietary N-acetyl-D-galactosamine (“GalNAc”)-mediated conjugate to cause the liver to efficiently internalize our synthetic RNA molecules. In contrast, our GalXC-Plus technology incorporates new chemistries and secondary structures to enable targeting of genes in tissues and cell types beyond the liver. Our current clinical programs utilize the GalXC technology. Our GalXC-Plus technology utilizes modified RNA structures and various fully-synthetic conjugated ligands to deliver to non-liver tissues and is used in a number of our preclinical programs. Due to the enzymatic nature of RNAi, a single GalXC or GalXC-Plus molecule incorporated into the RNAi machinery can direct the cleavage and silencing of hundreds or thousands of mRNAs from the targeted gene.
Strategy
We are committed to delivering transformative therapies based on our GalXC platform to patients with serious diseases, and currently our focus includes rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain. We and our collaborators have identified dozens of disease-associated genes with the potential to treat clinical indications in which an RNAi-based inhibitor may provide substantial benefit to patients.
The key elements of our strategy are as follows:
•Create new programs in disease indications with high unmet medical need. We intend to continue to use our proprietary GalXC and GalXC-Plus RNAi technologies to create new, high-value pharmaceutical programs. Our areas of primary focus are: (1) rare inherited diseases involving genes in the liver; (2) other therapeutic areas involving the expression of therapeutic gene targets in the liver such as chronic liver diseases, cardiometabolic diseases, and viral infectious diseases; and (3) leveraging our GalXC-Plus constructs to explore therapeutic gene targets in complement-mediated diseases, as well as diseases impacting the central nervous system (“CNS”), adipose cells, skeletal muscle, and other tissues.
•Validate our product candidates and our platform in clinical proof-of-concept studies. In September 2018, we declared attainment of clinical proof-of-concept for nedosiran, which is in clinical development for primary hyperoxaluria (“PH”) type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”). In November 2020, we announced clinical proof-of-concept data and are currently conducting a clinical study for RG6346 for chronic hepatitis B virus (“HBV”) infection. We are planning to initiate a Phase 2 trial of belcesiran (formerly DCR-A1AT) in patients with alpha-1 antitrypsin (“AAT”) deficiency-associated liver disease (“AATLD”) in the first half of 2021. Based on precedent in the RNAi field, we are optimistic that our preclinical studies, which showed significant knockdown (i.e., reduction in the expression) of target mRNA activity and disease biomarker activity, may translate into beneficial clinical results for current and future programs.

•Retain significant portions of the commercial rights for select disease programs. We seek to retain, subject to the evaluation of potential licensing opportunities as they may arise, full or substantial ownership stake and to invest internally in select programs, including diseases with focused patient populations, such as certain rare diseases. Our nedosiran and belcesiran programs represent opportunities that we believe carry a higher probability of success relative to other therapeutic platforms or modalities, with genetically and molecularly defined disease markers, high unmet medical need, and a focused number of centers of excellence to facilitate reaching these patients.
•Lead United States (“U.S.”) commercialization efforts for select programs. Subject to marketing approval, we intend to lead U.S. commercialization efforts for nedosiran internally. In order to expand our sales, marketing, and distribution capabilities beyond the U.S., we plan to out-license commercialization rights to nedosiran through a collaboration with a third party. Under our RG6346 collaboration with Roche, we have an option to co-fund the development of products under the agreement in exchange for high-twenties to mid-thirties royalty rates on net sales of products in the U.S. As part of our belcesiran collaboration agreement with Alnylam, Alnylam has the opportunity to opt in to commercialize belcesiran in countries outside the U.S. Should Alnylam exercise this option, they will pay us royalties related to those territories. We seek to retain all or a substantial portion of ownership of U.S. commercial rights to future pipeline programs in both rare and prevalent diseases.
•Enter into strategic collaborations with pharmaceutical companies with either GalXC or GalXC-Plus RNAi technologies for specific indications or therapeutic areas. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we plan to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects. Our collaborations with Roche, Novo, Lilly, Alexion, BI, and Alnylam exemplify this element of our strategy. We may establish collaborations with pharmaceutical companies across multiple programs or specific disease areas, either before or after clinical proof-of-concept, depending on the attractiveness of the opportunities. These collaborations have the potential to provide us with further validation of our RNAi technology platform, funding to advance our proprietary product candidates, or access to development, manufacturing, and commercial capabilities.
•Expand the reach of our RNAi technology to therapeutic targets beyond the liver. Using our GalXC-Plus technology, we are expanding to target diverse tissues and cell types outside the liver, including the CNS, muscle tissue, adipose tissue, tumors-associated immune cells, and other tissues. Our collaboration with Lilly includes joint research projects to develop new platform technologies for neurodegenerative diseases and chronic pain, as well as for a limited number of non-liver-based cardiometabolic diseases. We are also pursuing research internally to expand the reach of GalXC-Plus technology in other diverse tissues and are increasing our investment in this area.
•Leverage the experience and the expertise of our executive management team. To execute on our strategy, we have assembled an executive management team that has extensive experience in the biopharmaceutical industry. In addition, various members of our management team and our Board of Directors have contributed to the progress of pharmaceutical development and commercialization through their substantial involvement in companies such as Cephalon Inc., Genta Inc., GlaxoSmithKline plc, Shire plc, Pfizer Inc., Novartis International AG, Millennium Pharmaceuticals, Inc., Takeda Pharmaceutical Company Limited, Biogen, Inc., Sirna Therapeutics, Inc. (“Sirna”), and other companies.
Development Approach
In choosing which development programs to advance internally, we apply the scientific, clinical, and commercial criteria listed below that we believe allow us to best leverage our RNAi platform and maximize value. We believe that our current development programs meet many or all of these criteria:
•    Strength of therapeutic hypothesis. We seek to target genes where an RNAi approach to treatment is likely to have substantial benefit for the patient.
•    Readily-identified patient population. We seek disease indications where patients can be identified readily by the presence of characteristic genetic mutations or other readily-accessible disease features. In the case of genetic diseases, these are heritable genetic mutations that can be identified with available routine genetic tests.
•    Predictivity of biomarkers for early efficacy assessment. We seek these markers to allow us to determine in early stages of clinical development whether our molecules are likely to have the expected biological and clinical effects in patients.
•    High unmet medical need. We seek to provide patients with significant benefit and alleviation of disease. The indications we choose to approach have high unmet medical need. The selection of these indications is intended to enable us to better access patients and qualify for pricing and reimbursement that justify our development efforts.

•    Rapid development path to proof-of-concept or approval. We seek indications with the potential for rapid development to proof-of-concept or marketing approval in order to reach commercialization expeditiously and to help ensure our ability to finance development of our product candidates. When appropriate, we will seek orphan designation, fast track designation, Breakthrough Therapy Designation, as well as other expedited programs from the U.S. Food and Drug Administration (“FDA”), or similar designations or expedited programs from foreign regulatory authorities. A breakthrough therapy is a drug that is intended to treat a serious or life-threatening disease or condition for which preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development.
The Dicerna Pipeline
In choosing which development programs to advance internally, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC RNAi platform and maximize value. Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core liver-focused therapeutic programs for development by Dicerna. For opportunities that were not selected as a core program opportunity, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval using GalXC and GalXC-Plus technologies, subject to collaborative opportunities that arise, such as our agreement with Alnylam. For core programs targeting larger populations, we may seek development partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC and GalXC-Plus technologies.
In addition to the programs listed in our pipeline, we are exploring a variety of potential programs involving gene targets in diverse tissues addressable with our GalXC and GalXC-Plus technologies. Some of these programs may be elevated in the future to be either a core program or a non-core collaborative program. Under our collaborations with Novo, Roche, and Lilly, our collaborators have rights to nominate additional programs for discovery by Dicerna and subsequent development by the nominating collaborator, which will become part of our non-core pipeline. In the case of our collaboration with Novo, we retain rights to opt in to deeper participation, including enhanced economic rights, at defined points in clinical development, for two programs nominated by Novo.
Our four current core GalXC development programs are: nedosiran for the treatment of PH, RG6346 for the treatment of HBV infection, belcesiran for the treatment of AATLD, and DCR-AUD for the treatment of alcohol use disorder (“AUD”).
We conduct clinical trials in various countries around the world, including the U.S. and other areas heavily impacted by the COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact to meet at least the next 12 months of clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. In 2020, there were delays related to several nedosiran PHYOX trials and the belcesiran clinical trial in healthy volunteers as a result of COVID-19. As a result, and based on the most recent updates from clinical sites impacted by COVID-19 and precautionary measures related to the pandemic, we regularly evaluate our expectations related to clinical development milestones.

The table below sets forth the stage of development of our various GalXC RNAi platform product candidates as of February 25, 2021:
RNAi and Our GalXC Platform
The RNAi Therapeutic Modality
Most of our drug discovery and development efforts are based on the therapeutic modality of RNAi. RNAi therapeutics represent a novel advance in drug development. Historically, the pharmaceutical industry had developed only small molecules or monoclonal antibodies to inhibit the activity of disease-associated proteins. While this approach is effective for many diseases, many proteins cannot be inhibited by either small molecules or antibodies. The unique advantage of RNAi is that, instead of targeting proteins, RNAi silences the genes themselves via the targeted destruction of the mRNAs made from the gene. Rather than seeking to inhibit a protein directly, the RNAi approach is to prevent its creation in the first place, thus impacting the disease state.
The GalXC RNAi Platform
Dicerna’s GalXC platform consists of our liver-targeted GalXC technology and our GalXC-Plus technology for tissues outside the liver. Each utilizes a set of proprietary double-stranded RNA structures capable of inducing RNAi and associated chemical modifications and additions to these structures that enhance their properties and help confer useful “drug-like” properties. Our RNAi-inducing RNA structures consist of two strands of RNA. One of these strands, called the guide strand, is complementary to the mRNA sequence of the gene one is seeking to inhibit. The other strand, called the passenger strand, includes sequences complementary to the guide strand, forming a double-stranded RNA duplex with it. In the case of our GalXC and GalXC-Plus technologies, additional sequences may be added to the passenger strand, including a four-base sequence, known as a tetraloop, which is designed to enhance stability and engineer out immunostimulatory activity and can serve as an attachment point for various chemical additions that can facilitate delivery to diverse tissues.
We believe our GalXC RNAi platform provides the following qualities and has advantages compared to other therapeutic modalities:
•    Our GalXC molecules have been optimized for use in humans. For therapeutic use in humans, our GalXC platform molecules are optimized both with respect to base sequence and chemical modifications to increase stability and mask them from mechanisms that recognize foreign RNA, in order to avoid inducing immune system stimulation.
•Our GalXC technology enables subcutaneous dosing for delivery to the liver. The GalXC RNAi technology is designed to enable convenient subcutaneous delivery for our growing pipeline of liver-targeted RNAi programs. Our liver-targeted GalXC molecules are conjugated on the tetraloop structure to a simple sugar, GalNAc, that is specifically recognized by a receptor on the surface of hepatocytes. With the liver-targeted GalXC technology, a full human dose may be administered via a single subcutaneous injection. After injection, the GalXC molecules enter the bloodstream and are exposed to the hepatocytes expressing the GalNAc receptor. After binding to the receptor, the GalXC molecules are internalized by the hepatocyte, ultimately enabling the GalXC molecules to access the RNAi machinery inside the hepatocyte. Our liver-targeted GalXC molecules routinely achieve high potencies, with EC50 values in the liver (i.e., the amount of material required to silence a target gene by 50 percent) typically in the 0.1 to 1.0 milligram per kilogram body weight (mg/kg) range in in vivo studies in mice. We have routinely generated GalXC molecules of this potency within 30 days of doing the initial algorithmic gene sequence analysis, which allows us to quickly explore a large number of potential target genes when selecting programs for ourselves and with our collaborators.

•    Our GalXC technologies are highly specific to the gene to which they are targeted. Due to the gene-sequence-based nature of how our GalXC molecules interact with their gene mRNA targets, facilitated by the RNAi pathway proteins inside the cell, we believe our GalXC molecules generally lack any direct effect on other gene targets. This specificity compares favorably to many small-molecule-based therapeutics, which may inhibit additional proteins beyond the intended protein target.
•Our GalXC molecules have a long duration of action. Our GalXC platform was designed to, and in the case of our liver-based GalXC technology, has demonstrated in clinical studies, a duration of action that supports infrequent dosing (e.g., dosing that is on a monthly, quarterly, or potentially an even less frequent basis).
•Our GalXC molecules have demonstrated a high therapeutic index. In both preclinical and clinical studies, our GalXC molecules have been shown to be generally well-tolerated, even at dose levels far exceeding the expected efficacious dose level. We believe this property may reduce the risk that our GalXC molecules have tolerability liabilities precluding further development.
•Our GalXC molecules can be manufactured by existing, standard methods. Our GalXC molecules consist of RNA oligonucleotides, which can be manufactured with well-understood chemistries on existing readily available equipment.
•Our GalXC RNAi therapies are fully reversible after cessation of treatment and can also be modulated by dose or intervals between administration, unlike gene therapy and gene editing.
GalXC RNAi Technology Targeted to the Liver
To target the liver, we conjugate the tetraloop region of our GalXC molecules to a simple sugar, GalNAc, that is specifically recognized by a receptor on the surface of liver hepatocytes. This leads to internalization, ultimately enabling the GalXC molecules to access the RNAi machinery inside the hepatocyte and deliver our targeted oligonucleotide to the RISC complex. Due to the efficiency of this process, a full human dose may be administered via a single subcutaneous injection.
GalXC-Plus RNAi Technology for Tissues Outside the Liver
For delivering to tissues outside the liver, we have continued to innovate our GalXC platform using modified structures, chemistries, and conjugated moieties. Referred to as GalXC-Plus, these proprietary technological advances extend our expertise in RNAi silencing to address new tissues and organs outside the liver, while retaining key pharmacological features from GalXC. In 2020, we presented preclinical data demonstrating the potential application of our GalXC-Plus technology to the CNS, skeletal muscle, and adipose tissue.
Research
We continue to advance our GalXC RNAi platform as it is applied to therapeutic targets expressed in hepatocytes using GalNAc conjugates for both our collaborative research and development programs and our internal liver-targeted programs. All existing Dicerna collaborative programs include one or more liver-targeted applications of the GalXC RNAi platform.
In addition, we are exploring applications of our GalXC-Plus RNAi technology against therapeutic gene targets expressed in tissues other than the liver, including targets expressed in the CNS, muscle tissue, adipose tissue, tumor-associated immune cells, and other tissues. We have achieved significant gene target knockdown in multiple cell types and regions of the CNS and these other tissues, in both rodents and nonhuman primates. These extrahepatic applications are based on proprietary modifications to our well-characterized, clinical-stage GalXC platform that enable extrahepatic delivery and pharmacological activity.
On August 6, 2020, we presented for the first time preclinical data related to our GalXC-Plus RNAi technology in CNS, skeletal muscle, and adipose tissues. Results from preclinical studies demonstrated consistent and durable CNS-wide target mRNA knockdown using novel constructs regardless of route of administration (intrathecal [IT] or intracisterna magna [ICM]), and reduction in target mRNA in skeletal muscle and adipose tissue using optimized chemistries, resulting in equivalent and potentially highly durable target knockdown regardless of dosing regimens.
Status of Dicerna Programs
Our four current core GalXC development programs are as follows:
Nedosiran for Primary Hyperoxaluria

Nedosiran is our lead investigational product candidate for the treatment of PH1, PH2, and PH3 and is derived from our GalXC platform technology. PH is a family of rare, life-threatening genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. This accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.
PH encompasses three genetically distinct, autosomal-recessive, inborn errors of glyoxylate metabolism characterized by the overproduction of oxalate. PH1, PH2, and PH3 are each characterized by a specific enzyme deficiency. PH1 is caused by a deficiency of glyoxylate-aminotransferase, PH2 is caused by a deficiency of glyoxylate reductase/hydroxypyruvate reductase, and PH3 is caused by a deficiency of 4-hydroxy-2-oxoglutarate aldolase. The last step in the production of oxalate in the liver involves the enzyme product of the LDHA gene, making LDHA silencing what we believe is an ideal approach to blocking oxalate over-production in PH1, PH2, and PH3. Our nedosiran product candidate is designed to block production of the lactate dehydrogenase enzyme by silencing the LDHA gene, which is the final common pathway of oxalate production in the liver.
As PH is characterized by overproduction of oxalate in the liver, patients with PH are predisposed to the development of recurrent urinary tract (urolithiasis) and kidney (nephrolithiasis) stones, composed of calcium oxalate crystals formed from the excess oxalate. Stone formation is accompanied by diffuse deposits of calcium oxalate in the kidneys (nephrocalcinosis) of some patients with PH, which produces tubular toxicity, inflammation, and renal damage. This injury is compounded by the effects of renal calculi-related obstruction, frequent superimposed infections, and damage due to procedures needed to relieve stone-related obstruction. Compromised renal function can eventually result in the accumulation of oxalate in a wide range of organs, including the skin, bones, eyes, and heart. In the most severe cases, symptoms start in the first year of life. A combined liver-kidney transplant may be undertaken to resolve PH1 or PH2, but it is an invasive solution with limited availability and high morbidity that requires lifelong immune suppression to prevent organ rejection. Based on the evaluation of genome sequence databases, there may be as many as 16,000 people with PH in the U.S. and major European countries.
Most patients are diagnosed with PH in childhood or early adulthood. A number of supportive therapies are used in an attempt to mitigate some effects of the disease, including hyperhydration of at least three liters of fluid per day per square meter of body-surface area (5 L/day for a 70-kg adult). These regimens can be problematic in infants and toddlers, necessitating placement of a gastrostomy tube to ensure adequate nighttime fluid administration. Affected patients are at considerable risk of serious renal complications during periods of increased fluid loss (e.g., fever, diarrhea/vomiting, or urinary tract infections) or when oral hydration is compromised (e.g., following surgical procedures). Oral potassium citrate administration multiple times daily is used to potentially alleviate crystallization and alkalinize the urine. In PH1, between 10-30% of patients are partially responsive (i.e., greater than a 30% reduction of urinary oxalate (“Uox”) excretion) to high daily administration of pyridoxine (vitamin B6), but rarely do these patients reach normal or near-normal oxalate levels. A new therapy developed by a competing biopharmaceutical company for the treatment of PH1 was approved by select regulatory authorities in late 2020; however, at present, no therapies are approved by regulatory authorities for the treatment of all three genetically known subtypes of PH.
For PH1 and PH2 patients with more advanced disease, dialysis up to seven days per week may be used in an attempt to remove stored and ongoing overproduction of oxalate. Many healthcare providers now consider liver transplantation approaches earlier in the disease course to minimize the risk of irreversible tissue damage. We believe this level of unmet need provides a strong rationale for our initial focus on the treatment of PH.
Dicerna has developed nedosiran as a once-monthly fixed-dose injection for the treatment of PH. This once-monthly formulation of nedosiran is designed to avoid the sudden oxalate spikes that could occur with less frequent administration or missed dosages, which could result in the formation of kidney stones and renal failure. To maximize patient convenience, we are developing pre-filled syringes to enable self-administration by most PH patients without the need for involvement of a healthcare provider for dosing.
In 2018, nedosiran received Orphan Drug Designation from the FDA, and the European Medicines Agency’s (“EMA”) Committee for Orphan Medicinal Products (“COMP”) designated nedosiran as an orphan medicinal product for the treatment of PH. In June 2020, the FDA granted rare pediatric disease designation for nedosiran. Under the FDA’s rare pediatric disease designation program, the FDA may grant a priority review voucher to a Sponsor who receives a product approval for a rare pediatric disease on or before September 30, 2026. Subject to FDA approval of nedosiran for the treatment of PH, we believe we would be eligible to receive a voucher that may be redeemed to receive priority review for a subsequent marketing application for a different product candidate or which could be sold or transferred.
The broader PHYOX™ clinical trial program is designed to evaluate nedosiran in PH1, PH2, and PH3 patients of all ages and stages of renal health. Data from PHYOX™1, PHYOX2, PHYOX4 clinical trials, the ongoing PHYOX3 open-label extension study, and Dicerna’s PHYOX-OBX natural history study of PH3 participants are expected to support the initial nedosiran New Drug Application (“NDA”) submission.

PHYOX1 Single-Ascending-Dose Study
Data from the complete PHYOX1 trial, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 and PH2, showed that nedosiran was generally well-tolerated in healthy volunteers and PH participants, and no serious safety concerns were identified in this study. In addition, nedosiran administration was associated with normalization or near-normalization of Uox levels in 14 of 18 participants with PH1 or PH2 following a single dose. We define normal and near-normal Uox as below 0.46 mmol/1.73m2 BSA/24 hr and from 0.46 to 0.6 mmol/1.73m2 BSA/24 hr, respectively.
The primary objective of the study was to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of single-ascending doses of nedosiran. Nedosiran was generally well-tolerated based on data from 18 participants (15 adults and three adolescents [participants 13-16 years old]) with PH1 (n=15) or PH2 (n=3) and 25 adult healthy volunteers. Four participants had serious treatment-emergent adverse events (“TEAEs”) that were determined by the investigator to be unrelated to nedosiran treatment. A total of seven participants dosed with nedosiran experienced mild or moderate injection-site reactions (defined as occurring four hours or more after injection), all of which resolved without intervention in a mean of 25 hours. No clinically meaningful safety signals were observed, including no clinically significant liver function test abnormalities.
Secondary endpoints included the change in 24-hour Uox excretion from baseline, defined as the mean of two 24-hour collections during screening. With respect to efficacy data in PHYOX1, nedosiran was associated with a mean maximal reduction of 24-hour Uox of 48.8% (1.5 mg/kg), 68.5% (3.0 mg/kg), and 78.0% (6.0 mg/kg) in adult patients with PH1 or PH2 following single-dose administration.
PHYOX2 Multidose, Double-Blind, Randomized, Placebo-Controlled Pivotal Trial
PHYOX2 is a multidose, double-blind, 2:1 randomized, placebo-controlled pivotal trial of nedosiran designed to evaluate the efficacy and safety of nedosiran delivered as a once-monthly subcutaneous injection in participants six years of age and older who have PH1 or PH2. This global trial includes countries across North America, Europe, and other regions, including Japan, Australia, and New Zealand. The primary endpoint of the study is the percent change from baseline in area under the curve (“AUC”) of 24-hour Uox excretion between Days 90 and 180.
Full enrollment in the PHYOX2 trial was successfully completed in late 2020 and we anticipate the last patient to complete this study in the first half of 2021. We expect to report top-line results from the study in mid-2021.
PHYOX3 Long-Term, Multidose, Open-Label Extension Study
Following positive Phase 1 data from PHYOX1 in 2019, we received clearance to proceed with the pivotal trial (PHYOX2) and PHYOX3, a long-term, multidose, open-label, extension study of nedosiran in PH. Unlike the PHYOX2 trial, which requires screening and enrollment of new participants, patients are permitted to transition into the PHYOX3 trial from any previous nedosiran trial in which they have participated and completed.
The primary endpoint of PHYOX3 is to evaluate the impact of monthly nedosiran administration on the annual rate of decline in estimated glomerular filtration rate (“eGFR”), a measure of kidney function. The PHYOX3 trial will also evaluate the long-term effect of nedosiran on Uox excretion, new stone formation, progression of nephrocalcinosis, and the potential to enable the gradual decrease or elimination of patients’ supportive hyperhydration therapies.
In total, 16 participants from the completed PHYOX1 trial entered the PHYOX3 study. In October 2020, we presented an interim analysis of data on the 13 participants who had reached Day 180 and received six monthly doses.
Three participants included in the safety analysis were not included in the efficacy analysis, as they had not yet reached Day 180 at the time of the analysis. All 13 participants (10 with PH1 and three with PH2) receiving nedosiran achieved normal (12 of 13) or near-normal (one of 13) Uox excretion levels at one or more timepoints. Of these, all 10 (100%) of the participants with PH1, and two of the three (67%) participants with PH2, achieved normal Uox excretion levels at one or more visits, and 62% of all participants achieved normal Uox excretions on at least three consecutive visits, meeting protocol-defined eligibility for gradual reduction in fluid intake requirements. In this study, we define normal and near-normal Uox as below 0.46 mmol/1.73m2 BSA/24 hr and from 0.46 to 0.6 mmol/1.73m2 BSA/24 hr, respectively.
Nedosiran was generally well-tolerated, and no serious safety concerns were identified in this study as of this interim analysis. There were no treatment discontinuations or study withdrawals during the observation period. Two participants had serious TEAEs (pyelonephritis and nephrolithiasis) that were determined by the investigator to be unrelated to nedosiran treatment. The most common TEAEs were mild to moderate administration-site reactions.

Additional PHYOX Trials: PHYOX4, PHYOX7, PHYOX8, and PHYOX-OBX
Given the fluid nature of the COVID-19 pandemic and the evolving and extraordinary actions undertaken by clinical trial sites globally, we continue to evaluate our clinical plans related to nedosiran. At this time, the status of additional PHYOX trials is as follows:
•PHYOX4: Enrollment in a study of patients with PH3 began in January 2021 and the first patient was dosed in February 2021. We anticipate top-line results from the study mid-year 2021.
•PHYOX7: A study of PH1 and PH2 patients with severe renal impairment, including those in dialysis, is expected to begin in the first quarter of 2021.
•PHYOX8: An open-label study in PH1 and PH2 patients aged 0-5 years with relatively intact renal function is expected to begin in the second quarter of 2021.
•PHYOX-OBX: We initiated an observational study in the third quarter of 2020 in participants with PH3 to evaluate the association between Uox excretion and the rate of kidney stone formation. Enrollment of participants in this study is expected in the first quarter of 2021.
In discussions with the FDA, we received feedback indicating alignment on a path to the full approval of nedosiran for the treatment of PH1 and PH2 based on achievement of substantial reduction of Uox excretion in patients with PH1 and PH2 after nedosiran administration versus those administered placebo in the PHYOX2 pivotal trial. With this feedback, we believe we have a path to seek full approval for both PH1 and PH2 based on PHYOX2 results. We received Breakthrough Therapy Designation from the FDA for the development of nedosiran for the treatment of PH1 in July 2019. We plan to continue our dialogue with the FDA regarding endpoints for studies involving patients with PH3 as part of the PHYOX clinical development program for nedosiran. We anticipate submitting an NDA for nedosiran near the end of the third quarter of 2021.
RG6346 for Chronic Hepatitis B Virus Infection
Our GalXC product candidate for the treatment of chronic HBV infection, RG6346, is currently being tested in a Phase 1 clinical trial. In order to be optimally positioned to develop and commercialize RG6346 in combination with other novel drugs, we entered into a research collaboration and licensing agreement with Roche in October 2019. Under the terms of the agreement, we are leading the development of RG6346 through the current Phase 1 trial, and pending favorable results, Roche intends to further develop RG6346 with the overall goal of developing a combination regimen to achieve a functional cure of chronic HBV in combination with additional Roche product candidates. Roche will be responsible for initiating RG6346 in a Phase 2 combination trial, which is anticipated in the first quarter of 2021. The agreement also provides an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of chronic HBV.
HBV is the world’s most common serious liver infection and affects an estimated 292 million people worldwide. Chronic HBV is characterized by the presence of the hepatitis B surface antigen (“HBsAg”) for six months or more. Current therapies for HBV include nucleoside analogs (“NUCs”) and pegylated interferon regimens. Interferons are less effective at suppressing viral replication and are associated with several side effects. NUCs are relatively safe to use but usually require indefinite therapy that increases the risk of non-adherence. Furthermore, the vast majority of patients treated with these agents do not achieve an immunological cure of chronic HBV infection as defined by the sustained clearance of HBsAg and HBV deoxyribonucleic acid (“DNA”) suppression in patient blood or serum. The chance of achieving a long-term immunological cure may be significantly enhanced with the introduction of novel drugs, such as RG6346, designed to reduce intrahepatic and serum HBsAg, as well as HBV DNA. These novel drugs may potentially be used in combination with each other and existing therapies, such as NUCs.
The Phase 1 trial is a randomized, placebo-controlled, double-blind study designed to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with non-cirrhotic chronic HBV. Secondary objectives are to characterize the pharmacokinetic profile of RG6346 and to evaluate preliminary pharmacodynamic effects on markers of HBV antiviral efficacy, including reductions of HBsAg and HBV DNA levels in blood. The Phase 1 clinical trial is divided into three groups:
•Group A is a single-ascending-dose arm in which 30 healthy volunteers received a dose of RG6346.
•Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to NUC therapy received a 3.0 mg/kg dose of RG6346 or placebo.
•Group C is a multiple-ascending-dose arm in which RG6346 (1.5, 3.0, or 6.0 mg/kg) or placebo was administered to 18 participants with chronic HBV who are already being treated with NUCs.

Participants in Groups B and C were eligible to enter an extended follow-up observation period if they achieved an HBsAg reduction from baseline of ≥1.0 log10 IU/mL at the end of the treatment period (12 weeks/85 days for Group B; 16 weeks/112 days for Group C). Enrollment for the originally planned cohorts was completed in June 2020. Dosing in the 6.0 mg/kg dose group was completed; however, extended follow-up observation remains ongoing for a number of Group C participants.
In agreement with Roche, we are enrolling two additional, optional, open-label Group C cohorts, Cohort 4C and Cohort 5C, for which Roche will reimburse us. Cohorts 4C and 5C will evaluate fixed dosing regimens and an extended conditional follow-up period. Cohort 4C is a single-dose cohort with a follow-up duration of up to 48 weeks. Cohort 5C is a multiple-dose cohort with a follow-up duration of up to 72 weeks.
In November 2020, we expanded upon the interim results from both Group B and Group C presented in August 2020. In particular, top-line data from the Group C cohort demonstrated that four monthly doses of RG6346 treatment resulted in substantial and durable reductions in biomarkers of HBV disease activity as measured by reductions in HBsAg levels lasting up to one year following the last dose. RG6346 was also shown to have a favorable tolerability profile in the trial.
No significant adverse events (“SAEs”) were reported for participants treated with RG6346, and there were no dose-limiting toxicities or safety-related discontinuations. The most commonly reported adverse events were mild or moderate injection-site events. There were no dose-exposure or regimen-dependent increases in frequency or severity of adverse events, safety lab values, electrocardiogram readings, or vital signs.
In April 2020, Roche nominated the first of up to five targets under the research and development portion of our collaboration agreement.
Belcesiran (DCR-A1AT) for Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Our GalXC product candidate for the treatment of AATLD, belcesiran, is currently being tested in a Phase 1 clinical study. Alpha-1 antitrypsin deficiency (“AATD”) is a rare, genetic, inherited condition that can lead to AATLD in children and adults and lung disease in adults. The condition is caused by mutations in the SERPINA1 gene. In people with AATLD, the liver produces an abnormal version of the AAT protein, which is prone to aggregation in the liver. This accumulation of mutated AAT in the liver can lead to liver disease. Individuals with AATLD also have an increased risk of having lung disease.
Research suggests that people who have the pair of gene variants called “ZZ” are most commonly identified as having AATLD. Recent epidemiology research indicates that approximately 120,000 individuals in Europe and 63,000 individuals in the U.S. carry this ZZ genotype; the genotype occurs more/most frequently in individuals of Northern European descent. Although most individuals with this pair will not develop liver disease, some will. Recent research indicates that the current diagnosis rate for AATLD in individuals with the ZZ genotype is approximately 10%, but that liver disease may remain under-diagnosed. AATLD can affect infants, children, and adults. Liver transplantation is currently the only effective treatment for AATLD.
In March 2020, the FDA granted orphan drug designation to belcesiran for the treatment of AATD. In December 2019, the European Commission granted orphan drug designation to belcesiran for the treatment of congenital AATD based on a positive opinion from the COMP of the EMA.
Our Phase 1 trial of belcesiran is an ongoing placebo-controlled study designed to evaluate the safety and tolerability of single doses of belcesiran when administered to healthy adult participants. Secondary objectives of the trial are to characterize the pharmacokinetic profile of belcesiran and to evaluate the preliminary pharmacodynamic effects on serum AAT protein concentrations.
Following our business update in March 2020, further enrollment of healthy volunteers in the ongoing trial of belcesiran in healthy volunteers was temporarily paused due to site restrictions related to the COVID-19 pandemic. Additional safety precautions were implemented, including testing of any participants presenting with symptoms consistent with COVID-19, and enrollment resumed in May 2020 after the Scientific Review Committee for the trial confirmed that the study could continue. We expect to advance belcesiran into Phase 2 development in the first half of 2021 and we expect to present data from the Phase 1 trial in healthy volunteers in 2021.
In April 2020, we entered into a collaboration agreement with Alnylam. Under the collaboration agreement, Alnylam’s ALN-AAT02 and Dicerna’s belcesiran would be explored for the treatment of AATLD at our cost, and we had the option to progress one or both of these investigational medicines through clinical development. We selected belcesiran to advance in development for the treatment of patients with AATLD.

At the completion of Phase 3, Alnylam has the no-cost opportunity to opt in to commercialize belcesiran in countries outside the U.S. where it already has a commercialization infrastructure in place (the “Commercialization Option”). If Alnylam exercises its Commercialization Option, the parties will share future development costs. Further, each party will pay tiered royalties to the other party based on a percentage of net product sales generated in its territory ranging from low single-digits to high teens. In the event Alnylam waives its Commercialization Option, we will retain worldwide rights to commercialize belcesiran in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $45.0 million, and royalties will be payable to Alnylam based on net product sales in the low to mid-single-digits. The A1AT Agreement is subject to customary termination provisions, and we may terminate the A1AT Agreement at any time without cause following the notice period described in the A1AT Agreement.
DCR-AUD for Alcohol Use Disorder
We are currently pursuing development of DCR-AUD for the treatment of AUD. DCR-AUD is an investigational therapy based on Dicerna’s GalXC technology for the treatment of AUD. DCR-AUD specifically knocks down ALDH2 gene expression in the liver, which plays a key role in alcohol metabolism. Inhibition of ALDH2 may help individuals with AUD avoid harmful levels of alcohol use.
AUD is a chronic condition characterized by compulsive alcohol use, loss of control over alcohol use, and a negative emotional state when not using alcohol. A range of medical, psychological, social, economic, and personal problems are associated with AUD. It is estimated that 14 million adults in the U.S. are living with AUD. With nearly 100,000 deaths annually, it is one of the leading preventable causes of death in the U.S.
Our goal is to submit an Investigational New Drug (“IND”) or Clinical Trial Application (“CTA”) filing in mid-2021 and initiate a subsequent Phase 1 single-ascending-dose trial in healthy volunteers in the third quarter of 2021.
Non-core Partner Development Programs
Novo Collaboration
On November 15, 2019, we entered into a Collaboration and License Agreement with Novo (the “Novo Collaboration Agreement”). Under the terms of the Novo Collaboration Agreement, we and Novo will seek to use GalXC to explore more than 30 gene targets associated with liver disease with the goal of delivering multiple clinical candidates for disorders including chronic liver disease, non-alcoholic steatohepatitis (“NASH”), type 2 diabetes, obesity, and rare diseases. We will conduct and fund discovery and preclinical development to clinical candidate selection for each liver cell target. Novo will be responsible for all further development and commercialization of each candidate selected for development, with Dicerna manufacturing clinical candidates selected for Phase 1-related clinical development, subject to reimbursement for its manufacturing costs. In addition, we will assist Novo with the IND filing for the first development candidate. We also retain the ability to opt in to co-development of a total of two programs during clinical development in Phases 1-3, subject to limitations in the event of a change in control. If we exercise a co-development option, we also have an option to co-promote the product in the United States, subject to limitations in the event of a change in control of the Company. Additionally, we may lead the development and commercialization of two programs targeting orphan liver diseases, with Novo retaining the ability to opt in to both programs in Phases 1-3. We and Novo will share in profits and losses for the Company’s orphan liver and Novo products should both parties elect to co-develop.
We are working exclusively with Novo during the research collaboration period on the discovery, research, development, and commercialization of hepatocyte targets subject to certain exclusions including those targets subject to our existing partnerships and Novo is, during a specified discovery period, working exclusively with us in any new research and development of compounds and products directed to collaboration targets using small interfering RNA (“siRNA”) conjugated to the sugar GalNAc to reduce the expression of specific target genes in the liver. Under the Novo Collaboration Agreement, we are providing Novo with exclusive and non-exclusive licenses and manufacturing support to enable Novo to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Novo Collaboration Agreement, Novo paid us a non-refundable upfront payment of $175.0 million, subject to delivery of target information, in January 2020. We are also eligible to receive an additional $75.0 million ($25.0 million at the end of each of the first three years of the Novo Collaboration Agreement), contingent upon us delivering GalXC molecules for a defined number of targets, and additional payments totaling up to approximately $357.5 million per target upon achievement of specified development, regulatory, and commercial milestones. In addition, Novo will pay us mid-single-digits to mid-teens royalties on product sales on a country-by-country and product-by-product basis until the later of 10 years after the date of first commercial sale of each product in such country, expiration of specified patent rights in such country, or the expiration of specified regulatory exclusivity in such country for GalXC products, subject to royalty step-down provisions set forth in the agreement.

In connection with the Novo Collaboration Agreement, we and Novo entered into a share purchase agreement on November 15, 2019, pursuant to which we agreed to issue to Novo 2,279,982 shares of our common stock for an aggregate purchase price of approximately $50.0 million.
During the fourth quarter of 2020, Novo nominated its first candidate under the Novo Collaboration Agreement. In conjunction with the nomination of the first development candidate, Dicerna earned a $2.5 million milestone, which was received in February 2021. Also during the fourth quarter of 2020, Novo confirmed that Dicerna met its obligation to deliver GalXC molecules for a defined number of targets for the first year of the Novo Collaboration Agreement, entitling us to a $25.0 million payment. This payment was received in February 2021.
Roche Collaboration
As part of the terms of our collaboration agreement with Roche mentioned above, Roche had until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with us to pursue up to five targets selected by Roche, which are intended primarily to treat HBV. Under an amendment to the collaboration agreement with Roche, in June 2020, we and Roche agreed to extend the date for nomination of targets from December 31, 2020 to January 15, 2021, subject to further potential extension by the parties due to the COVID-19 global pandemic shutdowns. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by us or Roche for Roche’s continued development and commercialization. Ours and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes our performance of certain services. In April 2020, Roche nominated the first of up to five targets under the research and development portion of the Roche Collaboration Agreement.
Under the terms of the collaboration agreement with Roche, Roche paid us a non-refundable upfront payment of $200.0 million in January 2020. We are also eligible to receive additional payments totaling up to approximately $1.5 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones. In addition, Roche will pay us up to mid-teens percent royalties on worldwide product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing RG6346 in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, we have an option to co-fund the development of products including RG6346 under the agreement and, if exercised, receive high-twenties to mid-thirties royalty rates on net sales of products in the U.S. If we exercise the co-funding option, we also have an option to co-promote products containing RG6346 in the U.S.
Lilly Collaboration
On October 25, 2018, we entered into a Collaboration and License Agreement with Lilly (the “Lilly Collaboration Agreement”) for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegenerative diseases, and pain. Under the terms of the Lilly Collaboration Agreement, we and Lilly will use our proprietary GalXC RNAi technology to progress new drug targets toward clinical development and commercialization. In addition, we will collaborate with Lilly on non-liver (i.e., extrahepatic) tissues, including neural tissues.
We will work exclusively with Lilly in the neurodegenerative disease and pain fields with the exception of mutually agreed upon orphan indications. Additionally, we will work exclusively with Lilly on select targets in the cardiometabolic field. Under the Lilly Collaboration Agreement, we will provide Lilly with exclusive and non-exclusive licenses to support the companies’ activities and to enable Lilly to commercialize products derived from or containing compounds developed pursuant to such agreement. The Lilly Collaboration Agreement provides for three initially named hepatocyte targets, and we and Lilly developed research programs with the goal of researching and developing multiple lead candidates directed to each of these initial targets. The Lilly Collaboration Agreement contemplates in excess of ten targets.
Lilly paid us a non-refundable upfront payment of $100.0 million. We are also eligible to receive up to $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment, which will become due for each of the extrahepatic targets when a product candidate achieves proof of principle in an animal model. In addition, we are eligible to earn mid-single- to low-double-digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
Simultaneously with the entry into the Lilly Collaboration Agreement, we and Lilly entered into a share purchase agreement, pursuant to which Lilly purchased 5,414,185 shares of our common stock for an aggregate purchase price of $100.0 million.

During the first quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic disease that targets the LPA gene, for advancement into preclinical development. We expect Lilly to file an IND for LY3819469 in the second quarter of 2021. Another GalXC molecule, LY3849889, is currently in preclinical development, and we expect Lilly to file an IND for LY3849889 in the first quarter of 2022.
Lilly filed an IND and initiated a Phase 1 study of LY3561774, a GalXC molecule for the first collaboration target in cardiometabolic disease that targets the ANGPTL3 gene for the treatment of dyslipidemia, in the fourth quarter of 2020. As a result of this filing, we achieved a milestone associated with the first filing of an IND with the FDA, entitling us to a $10.0 million payment.
In February 2021, Lilly notified us of their decision to extend for an additional year the initial research collaboration term for the extrahepatic targets subject to the Lilly Collaboration Agreement. Under the agreement between the companies, Lilly has the option to extend the three-year initial research collaboration term for these extrahepatic targets for up to three consecutive one-year periods. This first extension allows the research program for these extrahepatic targets under the collaboration between the two companies to continue through October 2022.
Alexion Collaboration
On October 22, 2018, we entered into a Collaborative Research and License Agreement (the “Alexion Collaboration Agreement”) with Alexion for the joint discovery and development of RNAi therapies for complement-mediated diseases. We will collaborate with Alexion on the discovery and development of two subcutaneously delivered GalXC candidates, currently in preclinical development, for the treatment of complement-mediated diseases with potential global commercialization by Alexion. We will lead the joint discovery and research efforts through the preclinical stage, and Alexion will lead development efforts beginning with Phase 1 studies. We will be responsible for manufacturing of the GalXC candidates for use through the completion of Phase 1, and certain related costs will be paid by Alexion. Alexion will be solely responsible for the manufacturing of any product candidate subsequent to the completion of Phase 1. The Alexion Collaboration Agreement provides Alexion with exclusive worldwide licenses as well as development and commercial rights to the GalXC RNAi molecules developed in the collaboration in exchange for development and approval-related milestones, sales milestones, and royalties on future product sales.
Alexion paid us a non-refundable upfront payment of $22.0 million. The Alexion Collaboration Agreement also provides for potential additional payments to us of up to $600.0 million from proceeds from target option exercises and development and sales milestones, as defined in the agreement, which includes (i) option exercise fees of up to $20.0 million, representing $10.0 million for each of the targets selected; (ii) development milestones of up to $105.0 million for each product; and (iii) aggregate sales milestones of up to $160.0 million. Alexion also agreed to pay us mid-single- to low-double-digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
Simultaneously with the entry into the Alexion Collaboration Agreement, we and Alexion entered into a share purchase agreement, pursuant to which Alexion purchased 835,834 shares of our common stock for an aggregate purchase price of $15.0 million.
In November 2019, the Company and Alexion amended the Alexion Collaboration Agreement to clarify funding of certain manufacturing costs for each of the two initial targets and increased milestone payments for the additional targets if Alexion exercised its options for the two additional targets.
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC molecules. These exercises expanded the companies’ existing research collaboration and license agreement to encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target that will be recognized into revenue as the related services are performed.
Two GalXC molecules targeted for complement-mediated indications are currently in preclinical development under the Alexion Collaboration Agreement. We expect to supply an IND-supporting package for DCR-COMP1, which targets the C3 gene, in the fourth quarter of 2021. We expect to supply an IND-supporting package related to DCR-COMP2, which targets the CFB gene, in the first quarter of 2022. While we anticipate delivery of the packages subject to our contractual obligations regarding these two candidates by the given dates, the decision of if and when to make IND/CTA filings is completely within Alexion’s discretion.

BI Collaboration
On October 27, 2017, we entered into a collaborative research and license agreement with BI (the “BI Agreement”), pursuant to which we and BI jointly research and develop product candidates for the treatment of chronic liver disease using GalXC. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene (the “Second Target”). Pursuant to the BI Agreement, we granted BI a worldwide license in connection with the research and development of such candidates and transferred certain intellectual property rights of the selected product candidates to BI for clinical development and commercialization. We also may provide assistance to BI in order to help BI further develop selected product candidates.
BI paid us a non-refundable upfront payment of $10.0 million for the first target. BI also agreed to reimburse Dicerna certain third-party expenses of $0.3 million. We are eligible to receive up to $191.0 million in potential development and commercial milestones related to the initial target. We are also eligible to receive royalty payments on potential global net sales, subject to certain adjustments, tiered from high single-digits up to low double-digits. Milestone payments that are contingent upon our performance under the BI Agreement include potential developmental milestones totaling $99.0 million. Potential net sales milestones total $95.0 million. BI’s Second Target option provided for an option fee payment of $5.0 million and success-based development and commercialization milestones and royalty payments to Dicerna.
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
Cross-License Program
Alnylam
In addition to the collaboration agreement noted above, in April 2020, we and Alnylam (collectively, the “parties”) entered into a Patent Cross License Agreement (the “PH Agreement”). Pursuant to the PH Agreement, the parties completed a cross-license of their respective intellectual property for Alnylam’s lumasiran and Dicerna’s nedosiran investigational programs for the treatment of PH. No upfront cash consideration was exchanged in either the PH Agreement or the collaboration agreement.
Pursuant to the PH Agreement, the parties granted to each other a perpetual non-exclusive cross-license to their respective intellectual property related to their respective PH treatment investigational programs to ensure that each party has the freedom to develop and commercialize its respective product with Alnylam’s lumasiran targeting glycolate oxidase (“GO”) for the treatment of PH1 and our nedosiran targeting lactate dehydrogenase A (“LDHA”) for the treatment of PH1, PH2, and PH3. Each party will have sole discretion concerning the research and development of its products in the field. In exchange for the license, Alnylam is required to pay mid- to high-single-digit royalties to us based on global net sales of lumasiran and we are required to pay low-single-digit royalties to Alnylam on global net sales of nedosiran.
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

Patents and proprietary rights
We own U.S. patents and pending patent applications with claims to methods and compositions of matter that cover various aspects of our RNAi technology and our discovery technologies, including our proprietary GalXC technology and the newly developed GalXC-Plus technology. These U.S. patents include the following platform patents that protect our ability to make our structures: U.S. 8,349,809 (issued in January 2013, with a projected expiration date of January 2030); U.S. 10,131,912 (issued in November 2018, with a projected expiration date of January 2030); U.S. 8,513,207 (issued in August 2013, with a projected expiration date of May 2030); and U.S. 8,927,705 (issued in January 2015, with a projected expiration date of July 2030). These patents are from the same family of patents and constitute the core patents for our GalXC technology. We also own numerous patents and patent applications covering other elements of our platform technology, as well as patents to specific RNAi sequences that drive activity against a substantial number of high-value disease targets, including targets for our disclosed core and non-core programs. We have issued or pending claims to RNAi molecules, pharmaceutical compositions/formulations, methods of use, including in vitro and in vivo methods of reducing target gene expression, methods of treatment, methods of inhibiting cell growth, and methods of synthesis.
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
We cannot predict with any certainty if any third-party U.S. or foreign patent rights, or other proprietary rights, will be deemed infringed by the use of our technology, nor can we predict with certainty which, if any, of these rights will or may be asserted against us by third parties. Should we need to defend ourselves and our collaborators against any such claims, substantial costs may be incurred. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief, which could effectively block our ability to develop or commercialize some or all of our products in the U.S. and abroad and could result in the award of substantial damages. In the event of a claim of infringement, we or our collaborators may be required to obtain one or more licenses from a third party. There can be no assurance that we can obtain a license on a reasonable basis should we deem it necessary to obtain rights to an alternative technology that meets our needs. The failure to obtain a license may have a material adverse effect on our business, results of operations, and financial condition.
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

Competition
To our knowledge, there are no companies other than ourselves and our collaborators developing GalXC or GalXC-Plus molecules for therapeutic use. We believe that our scientific knowledge and expertise in RNAi-based therapies provide us with competitive advantages over the various companies and other entities that are attempting to develop similar treatments. However, many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Our competition can be grouped into three broad categories:
•Commercialized products and product candidates, as well as development programs that treat the same diseases for which we are also developing treatments. These companies include Oxthera AB, Allena Pharmaceuticals, Inc., Arbutus Biopharma, Vir Biotechnology, Inc., and Vertex Pharmaceuticals, Inc.;
•Other companies working to develop RNAi therapeutic products. These companies include Alnylam Pharmaceuticals, Inc., Arrowhead Pharmaceuticals, Inc., Silence Therapeutics plc, Quark Pharmaceuticals, Inc., and Avidity Biosciences, Inc.; and
•Companies developing technology known as antisense, which, similar to the RNAi therapy we use, attempts to silence specific genes. These companies include Ionis Pharmaceuticals, Inc., Dyne Therapeutics, Inc., and Wave Life Sciences Ltd.
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
Summarized below is information on perceived competition for our most advanced product candidates:
Primary Hyperoxaluria
We believe that the following product and product candidates in clinical development, if approved, could compete with nedosiran:

Company	Drug	Drug Description	Phase
Alnylam Pharmaceuticals, Inc.	Oxlumo (lumasiran)	RNAi therapeutic targeting glycolate oxidase specifically for the treatment of PH1	Approved/On the market
Oxthera AB	Oxabact	Bacteria intended to interact with the intestinal epithelial cells and promote secretion of oxalate from the body	Phase 3
Allena Pharmaceuticals, Inc.	Reloxaliase (formerly ALLN-177)	RNAi enzyme to reduce oxalate levels	Phase 2
Biocodex, S.A.	Stiripentol	GABA reuptake inhibitor	Phase 2
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
We believe that the following product candidates in clinical development, if approved, could compete with RG6346:

Company	Drug	Drug Description	Phase
Alnylam Pharmaceuticals, Inc. Collaborative Partner: Vir Biotechnology	ALN-HBV02 VIR-2218	RNAi-GalNAc conjugate	Phase 2
Arbutus Biopharma	AB-729	RNAi-GalNAc conjugate	Phase 1a/1b
Arrowhead Pharmaceuticals, Inc. Collaborative Partner: Janssen	JNJ-3989	RNAi-GalNAc conjugate	Phase 2
Ionis Pharmaceuticals, Inc. Collaborative Partner: GlaxoSmithKline	IONIS-HBVRX	RNA-targeted antisense oligonucleotide	Phase 2
There are also other companies that have preclinical development programs for the potential treatment of HBV.
Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Currently, there are no approved drugs to treat AATLD. We believe that the following product candidates in clinical development, if approved, could compete with belcesiran:

Company	Drug	Drug Description	Phase
Arrowhead Pharmaceuticals, Inc.	ARO-AAT	RNAi-GalNAc conjugate	Phase 2/3
Vertex Pharmaceuticals, Inc.	VX-864	Oral small-molecule corrector of misfolded AAT protein	Phase 2
There are also other companies that have preclinical development programs for the potential treatment of AATLD.
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
Alcohol Use Disorder
Currently, the only approved drugs to treat AUD are acamprosate calcium, disulfiram, oral naltrexone, and extended-release injectable naltrexone. Other companies across the biotechnology and pharmaceutical industries are seeking improved treatments for AUD. We consider our competitors to be those developing RNAi-based treatments for AUD that target liver expression of the ALDH2 gene, and we are not aware of any active development programs of this nature. It may be possible for other companies to develop an improved treatment for AUD that does not include this mechanism of action.
We believe that the following product candidates in clinical development, if approved, could compete with DCR-AUD:

Company	Drug	Drug Description	Phase
Adial Pharmaceuticals, Inc.	AD04	Ultra-low dose formulation of ondansetron; selective 5-HT3 receptor antagonist	Phase 3
Amygdala Neurosciences, Inc.	ANS-6637	Selective and reversible ALDH2 inhibitor	Phase 2
There are also other companies that have preclinical development programs for the potential treatment of AUD.
Sales and Marketing
Our current focus is on the development of our existing portfolio, the initiation and completion of clinical trials, and, where appropriate, the approval and marketing authorization of our product candidates. If we receive marketing and commercialization approval for any of our product candidates, we intend to market the product either directly or through strategic alliances and/or distribution agreements with third parties. The ultimate implementation of our strategy for realizing the financial value of our product candidates is dependent on the results of clinical trials for our product candidates, the availability of funds, our ability to obtain adequate coverage of and reimbursement for our products, compliance with laws governing our sales and marketing activities, and the ability to negotiate acceptable commercial terms with third parties.

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
The current supply of our investigational medicines continues to be sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact at this time and able to meet at least the next 12 months of clinical, nonclinical, and CMC supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 and remain in close contact with suppliers.
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
Under section 529, the sponsor of a human drug application for a rare pediatric disease drug product may be eligible for a voucher that can be used (or sold) to obtain a priority review for a subsequent human drug application submitted under section 505(b)(1) of the FDCA or section 351 of the Public Health Service Act after the date of approval of the rare pediatric disease drug product. The rare pediatric disease priority review vouchers program was most recently re-authorized by Congress in the Consolidated Appropriations Act of 2021, extending the rare pediatric disease program through September 30, 2024, with the potential for priority review vouchers to be granted through September 30, 2026.
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
European Union clinical trials regulation
In the EU, a Clinical Trial Application (“CTA”) must be submitted for each clinical trial to each country’s National Competent Authority (“NCA”) and at least one independent Ethics Committee (“EC”) much like the FDA and an IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, the corresponding clinical trial may proceed. Under the current regime (the EU Clinical Trials Directive 2001/20/EC and corresponding national laws) all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.
In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC and will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new Regulation, which will be directly applicable in all Member States (meaning that no national implementing legislation in each EU Member State is required), aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will come into effect following confirmation of full functionality of the Clinical Trials Information System, the centralized EU portal and database for clinical trials foreseen by the new Clinical Trials Regulation, through an independent audit, which is currently expected to occur in December 2021.
Drug review and approval

To obtain a marketing authorization in the European Economic Area (“EEA”) (comprising the EU Member States, plus Norway, Iceland, and Liechtenstein), a company may submit marketing authorization applications either under a centralized procedure administered by the EMA or one of the procedures administered by competent authorities in the EEA Member States (decentralized procedure, national procedure, or mutual recognition procedure). The centralized procedure, compulsory for certain medicines, including those produced by biotechnology, products designated as orphan medicinal products, advanced therapy medicinal products, and those with a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, autoimmune and other immune dysfunctions, viral diseases or diabetes and is optional for those medicines which contain a new active substance, or which are a significant therapeutic, scientific or technical innovation or whose authorization would be in the interest of public health. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EEA Member States. Under the centralized procedure, the maximum timeframe for the evaluation of a marketing authorization application (“MAA”) by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human Use (“CHMP”). Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who makes the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that it is no longer appropriate to conduct an accelerated assessment.
Through the decentralized procedure, a medicinal product that has not yet been authorized in the EEA can be simultaneously authorized in several EEA Member States. The mutual recognition procedure provides for mutual recognition of national approval decisions. Under this procedure, the holder of a national marketing authorization may submit an application to the other EEA Member States. Within 90 days of receiving the applications and assessment reports, each Member State involved must decide whether to recognize the approval. If a Member State does not recognize the marketing authorization, the disputed points are eventually referred to the European Commission, whose decision is binding.
Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized marketing authorizations (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland). All medicinal products with a current centralized marketing authorization were automatically converted to Great Britain marketing authorizations on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new marketing authorization in the centralized procedure, in order to more quickly grant a new Great Britain marketing authorization. A separate application will, however, still be required.
Orphan drug designation and exclusivity
As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EEA before the application for marketing authorization is made. The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as an orphan medicinal product if it meets the following criteria: (1) is intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition; and (2) either the prevalence of such condition must not be more than five in 10,000 persons in the EEA when the application is made, or without the benefits derived from orphan status, it must be unlikely that the marketing of the medicine would generate sufficient return in the EEA to justify the investment needed for its development; and (3) there exists no satisfactory method of diagnosis, prevention, or treatment of such condition authorized for marketing in the EEA, or if such a method exists, the product will be of significant benefit to those affected by the condition, as defined in Regulation (EC) 847/2000. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including a reduction of fees or fee waivers and up to 10 years of market exclusivity for the approved indication. During such period of market exclusivity, marketing authorization applications for “similar medicinal products” will not be accepted, unless another applicant can show that its product is safer, more effective or otherwise clinically superior to the orphan-designated product, the marketing authorization holder consents to the second orphan medicinal product application, or where the marketing authorization holder cannot supply enough orphan medicinal product. In the EAA, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The 10-year market exclusivity may be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for orphan designation, for example, if the product is sufficiently profitable not to justify the maintenance of market exclusivity.
Brexit and the Regulatory Framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The UK formally left the EU on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable to the UK. This transition period ended on December 31, 2020. Since the regulatory framework in the UK covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now that the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.
Coverage and Reimbursement
In the U.S. and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely only on third-party payors to reimburse all or part of the associated healthcare costs. Thus, sales of our products will depend, in part, on the extent to which the costs of our products will be covered and paid for by third-party payors, such as Medicare, Medicaid, and other government health programs, commercial insurance and managed healthcare organizations. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchases, private health plans, or government healthcare programs. Nonetheless, products may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on our sales, results of operations, and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective, and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.

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

On July 24, 2020 and September 13, 2020, then-President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Centers for Medicare and Medicaid Services (“CMS”) issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule.
At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Healthcare Reform
In recent years, U.S. and foreign governmental authorities and other payors have attempted to control healthcare costs by limiting coverage and reimbursement for certain medical products. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the ACA, enacted in March 2010, has had a significant impact on the health care industry by, for example, expanding coverage for the uninsured and seeking to contain overall healthcare costs. Regarding pharmaceutical products, among other things, the ACA contains provisions of importance to our potential product candidates, including among other things, provisions that:
•created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of average manufacturer price (“AMP”) for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•expanded the types of entities eligible for the 340B drug discount program;
•created new requirements to report financial arrangements with physicians and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act;
•created a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians; and

•created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.
Both new legislative reforms, as well as actions taken by the Biden administration, could have an adverse effect on anticipated revenues from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates.
Further legislation or regulation could be passed that could harm our business, financial condition, and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, then-President Obama signed into law the Budget Control Act of 2011, which, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals in spending reductions. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction of at least $1.2 trillion for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and subsequent legislation, these Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. In addition, on February 9, 2018, Congress passed the Bipartisan Budget Act that made several healthcare reforms. For example, the law changes the discounts manufacturers are required to apply to their drugs under the Coverage Gap Discount Program from 50% to 70% of the negotiated price starting in 2019. In addition, the law increases civil and criminal penalties for fraud and abuse laws, including, for example, increases in both criminal fines for violations of the Anti-Kickback Statute and corresponding prison sentences.
 Also, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which have resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs and biologics under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 included a $135.0 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out-of-pocket costs of drugs that contained proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) implemented several of these provisions to date. For example, in May 2019, CMS issued a final rule that would allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, it is unclear whether the Biden administration will challenge, reverse, revoke, or otherwise modify these recent executive and administrative actions.
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
Other Healthcare Fraud and Laws
In the U.S., our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the HHS (such as the Office of Inspector General (“OIG”) and the Health Resources and Service Administration (“HRSA”)), the U.S. Department of Justice (the “DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act (“HIPAA”) and similar state laws, each as amended, as applicable.
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
Certain states have passed privacy laws that may complicate our privacy compliance efforts. For example, in California, the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, established a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. The CCPA requires covered businesses to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The CCPA has been in effect since January 1, 2020, and the California State Attorney General began enforcement on July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act (“CPRA”) was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA, or other such future laws, regulations, and standards may have on our business. The collection and use of PHI in the EU is governed, as of May 25, 2018, by the General Data Protection Regulation (“GDPR”). The GDPR imposes several requirements on companies that process personal data, including requirements relating to the processing of health and other sensitive data, the consent of the individuals to whom the personal data relates, the information provided to the individuals regarding data processing activities, the notification of data processing obligations to the competent national data protection authorities, and certain measures to be taken when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data out of the EEA, including to the U.S. Failure to comply with the requirements of the GDPR, and the related national data protection laws of the EU Member States, may result in fines and other administrative penalties, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. The GDPR regulations may impose additional responsibility and liability in relation to personal data that we process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules, including as implemented by individual countries. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to, the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement, it is lawful to transfer personal data between the UK and the EEA for a six-month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing). Compliance with the GDPR and the UK GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any future European or UK activities.
Failure to comply could result in penalties and interruption of our business should a violation occur.

We expect our product candidates, once approved, may be eligible for coverage under Medicare, the federal health care program that provides health care benefits to the aged and disabled, and covers outpatient services and supplies, including certain pharmaceutical products, that are medically necessary to treat a beneficiary’s health condition. In addition, our product candidates may be covered and reimbursed under other government programs, such as Medicaid and the 340B Drug Pricing Program. The Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. Under the 340B Drug Pricing Program, the manufacturer must extend discounts to entities that participate in the program. As part of the requirements to participate in certain government programs, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average manufacturer price, or AMP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.
Additionally, the federal Physician Payments Sunshine Act (the “Sunshine Act”), within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Failure to report accurately could result in penalties. Effective January 1, 2022, these reporting obligations will extend to include information related to payments and other transfers of value provided in the previous year to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not preempted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.
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
Human Capital Management
As of December 31, 2020, we had 302 full-time employees, of whom 218 are engaged in research and development and 84 in administration. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Geographically, 234 of our employees are located in Massachusetts, 44 are located in Colorado, and 22 work remotely in the U.S. Two of our employees are located in Germany. Approximately 20% of our employees hold Ph.D. or M.D. degrees and approximately 40% hold master’s degrees or other post-graduate degrees. 34% of our employees are ethnic or racial minorities. 22% of Dicerna’s director-level and above positions are held by ethnic or racial minorities. 40% of our positions at the director level and above are held by women.
In order to achieve our Company’s goals, it is paramount that we continue to attract and retain top talent. We seek to hire employees who are passionate about and will reflect our core values of dedication, equality, communication, excellence, respect, innovation, and accountability. Therefore, we strive to make Dicerna a diverse and inclusive environment, rich with opportunities for our employees to grow and develop in their careers and personally. Through our culture, we foster diversity and inclusion of all employees. “Equality” is one of our core values, and every month, a member of the executive leadership team nominates a team member who exemplifies our core values to promote and continue to foster the values throughout the employee population. We also donate to several non-profit organizations that aid people of various races and socioeconomic statuses to assist in reaching their career aspirations. We provide mandatory anti-harassment training, coaching, individualized training, management training, conference attendance, and financial support which includes tuition reimbursement. We also offer wellness programs and seminars to all employees and provide an on-site gym at one of our facilities in Lexington, Massachusetts.
We believe our employees are our greatest asset, and therefore, we compensate our employees competitively, striving to be in the 50th-60th percentile of our peers for total compensation and benefits. In addition to salaries, our compensation and benefits program includes annual discretionary bonuses, equity awards, an employee stock purchase plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, and family leave. Our annual bonus is based on the achievement of our corporate goals.

Beginning in March 2020, we adapted our environment and practices to increase the safety of our employees during the COVID-19 pandemic. To date, we have required COVID-19 safety training of all employees and have implemented numerous safety protocols, including a requirement to wear masks in all locations, training on the appropriate use of personal protective equipment (“PPE”) and providing additional PPE while in our facilities, increasing cleaning efforts, and decreasing density and increasing physical distancing in our offices and laboratory, as well as requiring an online application to confirm no illness, symptoms, or exposure to COVID-19 for essential laboratory employees who need to be on-site. All other employees have been permitted to work from home since March 2020. In order to allow for employees to work productively from home, we provided a small subsidy for office equipment to all employees in 2020. To help our employees take care of their well-being, we began to offer three different exercise classes virtually each week. We also provided additional holidays and time off to allow employees to recharge.
Corporate Information
Our executive offices are located at 75 Hayden Avenue, Lexington, MA 02421, and our main telephone number is (617) 621-8097. Our website is located at www.dicerna.com, which contains information about us. The information in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on or through our website as soon as reasonably practicable after such reports and amendments are electronically filed with or furnished to the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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
Risks Related to Our Business and Strategy
Business interruptions resulting from the coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease “COVID-19” was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Lexington, Massachusetts, where our primary office and laboratory space is located, and in Boulder, Colorado, where we also have office space. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. In the last quarter of 2020, a “second wave” of COVID-19 and additional lockdowns have been placed into effect in several parts of the United States (“U.S.”). New strains of COVID-19 were reported in different parts of the world in December 2020 and has since reached the U.S. Depending on the duration and impact of the resurgence and new strains of COVID-19 and depending on where the infections rates are highest, the Company’s business, results of operations, and financial condition may be negatively impacted, including on the ability of regulators to continue ensuring the timely review and approval of applications. For example, as of June 23, 2020, the U.S. Food and Drug Administration (“FDA”) noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, the recurrence or resurgence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. While certain vaccines and treatments for COVID-19 have been authorized for use, some in emergency cases, there can be no assurance that such measures will help or slow the progression of the COVID-19 virus in a timely manner or at all.
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
•the potential for delay or disruption of the conduct of healthy volunteer human clinical studies that are needed to begin clinical development of some early-stage clinical programs, where the product candidate could impair the immune response to the COVID-19 virus; for example, the potential for delay or disruption of the Phase 1 study of belcesiran (formerly DCR-A1AT) in healthy volunteers and clinical trials for nedosiran;
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

•business disruptions caused by workplace, laboratory, and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations, impair the productivity of our personnel, subject us to additional cybersecurity risks, create data accessibility problems, cause us to become more susceptible to communication disruptions, or delay necessary interactions with local regulators, ethics committees, and other important agencies and contractors; and
•the demand of fill and finish capacity of final product in syringes by manufacturers producing COVID-19 vaccine products, and U.S. government exercise of its Defense Product Act authorities to mandate priority rated orders for production of vaccines or other supplies, could disrupt or delay the production of injectable medicines in the next 12-18 months, including our future scheduling of production runs for our and our collaborative partners’ products.
These and other factors arising from the coronavirus could worsen in countries that are already impacted by the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results.
We will need to raise substantial additional funds to advance development of our product candidates and to commercialize any product candidates that receive marketing approval, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates. Raising additional funds may cause dilution to our stockholders, restrict our operations, or require us to relinquish control over our technologies or product candidates.
We will need to raise substantial additional funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of December 31, 2020, we had $568.8 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plan into 2023. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
•to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture, and market our product candidates and manage the increased time to complete development of some programs due to the COVID-19 pandemic;
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
•to establish and maintain a commercialization infrastructure for any product candidates that receive marketing approval that we intend to commercialize independently;
•to obtain additional capital to support and expand our operations;
•to satisfy the requirements for quality and safety in developing and commercializing our products; and
•to market our products to achieve acceptance and use by the medical community.

If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, delay or cease our efforts to build our commercial capabilities, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish development or commercialization rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales in the near-term, if at all, and milestone payments, if any, are based on third-party determinations and/or events outside our control. Our revenue sources currently are, and will remain, limited unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, research collaborations and license agreements, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.
We have a history of operating losses; we expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality ribonucleic acid interference (“RNAi”), a biological process in which ribonucleic acid (“RNA”) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of December 31, 2020, we had an accumulated deficit of $638.1 million. For the years ended December 31, 2020, 2019, and 2018, our net loss attributable to common stockholders was $112.7 million, $120.5 million, and $88.9 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam Pharmaceuticals, Inc. (“Alnylam”) litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
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
•delays or suspensions of clinical development or interruptions of the supply chain associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ conduct of clinical trials, such as we have seen or may see in the nedosiran pivotal PHYOX2 and belcesiran Phase 1 studies;
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
We plan to develop subcutaneously delivered RNAi-based pharmaceuticals using our GalXC technology for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, as well as cardiometabolic diseases and viral diseases. We are also exploring new applications of our RNAi technology with GalXC-Plus, which expands on the functionality and application of our flagship liver-based GalXC technology yet has the potential to treat diseases across multiple therapeutic areas. We believe that product candidates identified with our drug discovery and delivery platform may offer an improved therapeutic approach to small molecules and monoclonal antibodies, as well as several advantages over earlier generation RNAi molecules. However, the scientific research that forms the basis of our efforts to develop product candidates is relatively new. The scientific evidence to support the feasibility of developing therapeutic treatments based on RNAi and GalXC and GalXC-Plus is both preliminary and limited.
Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that GalXC and GalXC-Plus do not possess certain properties required for a drug to be safe and effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We currently have only limited data, and no conclusive evidence, to suggest that we can introduce these necessary drug-like properties into GalXC and GalXC-Plus. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on GalXC and GalXC-Plus may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as nedosiran, RG6346, belcesiran, and DCR-AUD have successful results in animal studies, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable, and the value of our common stock will decline.

Further, the U.S. FDA and other regulatory authorities outside the U.S. have relatively limited experience with RNAi or GalXC-based therapeutics. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on GalXC or GalXC-Plus prove to be ineffective, unsafe, or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
•the ability to diagnose the disease targeted by our product candidates;
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

Even if we, or any future collaborators, obtain orphan drug exclusivity for a product, such as we obtained in March 2020 for belcesiran for the treatment of alpha-1 antitrypsin (“AAT”) deficiency (“AATD”), that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective, or makes a major contribution to patient care.
On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug Sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
As in the U.S., we may apply for designation of a product candidate as an orphan drug for the treatment of a specific indication in the EU before the application for marketing authorization is made. For example, in August 2018, the European Medicines Agency (“EMA”)’s Committee for Orphan Medicinal Products (“COMP”) designated nedosiran as an orphan medicinal product for the treatment of primary hyperoxaluria (“PH”) in the EU. In March 2020, the FDA granted orphan drug designation to belcesiran for the treatment of AATD. In December 2019, the European Commission granted orphan drug designation to belcesiran for the treatment of congenital AATD based on a positive opinion from the COMP of the EMA. Sponsors of orphan drugs in the EU can enjoy economic and marketing benefits, including up to 10 years of market exclusivity for the approved indication. During such period, marketing authorization applications for a “similar medicinal product” will not be accepted, unless another applicant can show that its product is safer, more effective, or otherwise clinically superior to the orphan-designated product. In the EU, a “similar medicinal product” is a medicinal product containing a similar active substance or substances as contained in a currently authorized orphan medicinal product, and which is intended for the same therapeutic indication. The respective orphan designation and exclusivity frameworks in the U.S. and in the EU are subject to change, and any such changes may affect our ability to obtain U.S. or EU orphan designations in the future.
Our product candidates are in varied stages of development, including some in early stages, and may fail or suffer delays that materially and adversely affect their commercial viability.
We currently have no products on the market and our product candidates are in varied stages of development. While our lead product candidate, nedosiran, is currently in registrational studies, there can be no assurance that such studies will generate results to support marketing approval for such product candidate in its intended indications. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including Institutional Review Board (“IRB”) ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials. Due to the COVID-19 pandemic, we have experienced delays in enrollment and dosing in certain of our clinical trials for our product candidates and this risk of delays remains ongoing.
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
•delays in submitting investigational new drugs (“INDs”) or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
•unfavorable FDA or other regulatory agency inspection of a manufacturing or clinical trial site or the inability to complete any required inspections during the review of any marketing application;
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
The FDA has granted Breakthrough Therapy Designation to nedosiran for the treatment of patients with PH type 1 (“PH1”). A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA will work closely with us to provide guidance on subsequent development of nedosiran for treatment of PH1 to help us design and conduct a development program as efficiently as possible. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the Sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval and priority review.
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
We have entered into collaboration agreements with Novo Nordisk A/S (“Novo”), F. Hoffmann-La Roche Ltd and Hoffmann-La Roche Inc. (together, “Roche”), Eli Lilly, and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam (collectively, our “Collaboration Partners”) for the successful development and commercialization of product candidates. The success of our collaborations with our Collaboration Partners and the realization of the milestone and royalty payments under the collaboration agreements depends upon the efforts of our Collaboration Partners, to the extent they are responsible for performance of collaboration activities. Each collaboration partner may not be successful in performance of such activities, including, for example, obtaining approvals for the product candidates developed under the collaboration or in marketing, or arranging for necessary supply, manufacturing, or distribution relationships for, any approved products. Our Collaboration Partners may change their strategic focus or pursue alternative technologies in a manner that results in reduced, delayed, or no additional payments to us under the collaboration agreements. In December 2020, one of our Collaboration Partners, Alexion, entered into a definitive agreement for AstraZeneca to acquire Alexion, which may result in delays and other strategic changes that negatively impact our collaboration with Alexion. Our Collaboration Partners have a variety of marketed products and product candidates under collaboration with other companies, possibly including some of our competitors, and our Collaboration Partners’ own corporate objectives may not be consistent with our interests. If our Collaboration Partners fail to develop, obtain regulatory approval for, or ultimately commercialize any product candidate under our collaborations, or if any of our Collaboration Partners terminates their applicable collaboration, our business, financial condition, results of operations, and prospects could be materially and adversely affected. Each of our collaboration agreements is terminable by the applicable collaboration partner any time at will, subject to compliance with applicable notice periods. In addition, if we have a dispute or enter into litigation with any of our Collaboration Partners in the future, it could delay development programs, create uncertainty as to ownership of intellectual property rights, distract management from other business activities, and generate substantial expense.
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
We rely on third-party supply and manufacturing companies and organizations to supply the materials, components, and manufacturing services for our research and development, preclinical study, and clinical trial drug supplies. We do not own or lease manufacturing facilities or supply sources for such components and materials; however, we entered into an initial five-year agreement with a supplier for the development, manufacture, and supply of clinical products; this agreement allows for advance preferential scheduling to the manufacturing line. Our manufacturing requirements include oligonucleotides and custom amidites which we procure on a purchase order basis. In addition, for each product candidate, we typically contract with only one manufacturer for the formulation and filling of drug product. There can be no assurance that our supply of research and development, preclinical study, and clinical trial drugs and other materials will not be limited, interrupted, restricted in certain geographic regions, or of satisfactory quality, or continue to be available at acceptable prices. In particular, any replacement of our drug substance manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements.
Although we have multiple contract manufacturers, two of our amidite manufacturers are based in China, and as a result of the COVID-19 pandemic and an increase in potential political uncertainty, there is an increased risk of technology transfer and supply interruption at those facilities. We are seeking to expand amidite production in other countries and to manufacture inventory to reduce this risk.
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
We expect to continue to rely on third-party manufacturers if we receive regulatory approval for any product candidate. To the extent that we have existing, or enter into future, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, including on account of government-mandated production requirements that our third-party manufacturing partners experience during the COVID-19 pandemic or future public health emergencies, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third party’s failure to execute on our manufacturing requirements could adversely affect our business in a number of ways, including:
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
Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of many companies that are working in the field of RNAi therapeutics, including major pharmaceutical companies and a number of biopharmaceutical companies such as Alnylam, Arrowhead Pharmaceuticals, Inc., Arbutus Biopharma Corporation, Silence Therapeutics plc, and Novartis International AG.
We also compete with companies working to develop antisense and other RNA-based drugs including Ionis Pharmaceuticals, Moderna, Inc., and Wave Life Sciences Ltd. Like RNAi therapeutics, antisense drugs target mRNA with the objective of suppressing the activity of specific genes. The development of antisense drugs is more advanced than that of RNAi therapeutics with several antisense therapies currently approved, and antisense technology may become the preferred technology for products that target mRNAs.
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

Beyond RNA-based platform competition, there are a number of potential competitors working to develop therapeutics in our areas of research, including Oxthera AB, Allena Pharmaceuticals, Inc., Vertex Pharmaceuticals, Inc., Assembly Biosciences, Inc., Gilead Sciences, Inc., GlaxoSmithKline plc, Vir Biotechnology, Inc., Beam Therapeutics Inc., Intellia Therapeutics, Inc., Apic Bio, Inc., Biocodex, S.A., and Adial Pharmaceuticals, Inc.
Any inability to attract and retain qualified key management and personnel would impair our ability to implement our business plan.
Our success largely depends on the continued service of key management and other specialized personnel, such as Douglas M. Fambrough, III, Ph.D., our chief executive officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly complex nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations.
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
Thus far, we have only advanced nedosiran, RG6346, and belcesiran into clinical development. As a result, compared to larger pharmaceutical companies, we have relatively limited experience in drug development and with clinical trials of product candidates. As our product candidates enter and advance through preclinical studies and clinical trials, we will need to expand our development, regulatory, and manufacturing capabilities or contract with other organizations to provide these capabilities for us or otherwise partner with other companies for the advancement of such product candidates. In the future, we expect to have to manage additional relationships with collaborators, CROs, clinical trial sites, investigators, suppliers, and other firms. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
We or our collaborative partners may conduct clinical trials for product candidates outside of the U.S., and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We or our collaborative partners may in the future choose to conduct one or more clinical trials outside the U.S., including in Europe. For instance, our clinical trials of nedosiran, RG6346, and belcesiran each include subjects outside of the U.S. The acceptance of study data from clinical trials conducted outside of the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for marketing approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices (“GCP”) regulations; and (iii) the data may be considered valid without the need for an ongoing site inspection by the FDA or, if the FDA considers such an inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the applicable international jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in product candidates that we may develop not receiving approval or clearance for commercialization in the applicable jurisdiction.
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
We, our product candidates, our suppliers, and our contract manufacturers, distributors, and contract testing laboratories are subject to extensive regulation by governmental authorities in the EU, the U.S., and other countries, with the regulations differing from country to country.

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
We face risks arising from the results of the public referendum held in the United Kingdom and its subsequent withdrawal from the European Union.
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. The implementation period began February 1, 2020 and continued until December 31, 2020. In December 2020, the UK and the EU agreed on a trade and cooperation agreement, under which the EU and the UK will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and EU, including as it relates to trade, transport, and visas. Depending on the application of the terms of the trade and cooperation agreement, we could face new regulatory costs and challenges. The effects of Brexit are currently uncertain, including with respect to financial laws and regulations, tax and free trade agreements, intellectual property rights, data protection laws, supply chain logistics, environmental, health, and safety laws and regulations, medicine licensing and regulations, immigration laws, and employment laws. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s legal, political, and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise) beyond the date of Brexit. We have a subsidiary located in the UK, which we established in order to allow us to conduct clinical trials in EU member states. While we have begun to transition our subsidiaries in Ireland and in Germany to support activities in the EU, there can be no assurance that we will not experience disruptions or other operational challenges in connection with such transition.
These developments may have a significant adverse effect on global economic conditions and the stability of global financial markets and could significantly reduce global market liquidity and limit the ability of key market participants to operate in certain financial markets. In particular, it could also lead to a period of considerable uncertainty in relation to the UK financial and banking markets, as well as on the regulatory process in Europe. Asset valuations, currency exchange rates, and credit ratings may also be subject to increased market volatility.

In addition, if other EU Member States pursue withdrawal, barrier-free access between the other EU Member States or among the European Economic Area (“EEA”) overall could be diminished or eliminated. The long-term effects of Brexit will depend on how the terms of the TCA take effect in practice and on any further agreements (or lack thereof) between the UK and the EU.
Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and the EEA, and these operations and clinical activities could be disrupted by Brexit.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Now that the UK has left the EU, the UK will lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Furthermore, Great Britain will now no longer be covered by the centralized procedures for obtaining EEA-wide marketing and manufacturing authorizations from the EMA (under the Northern Irish Protocol, centralized marketing authorizations will continue to be recognized in Northern Ireland) and a separate process for authorization of drug products will be required in Great Britain, resulting in an authorization covering the UK or Great Britain only. Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, results of operations, and could adversely affect the market price of our common shares.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with the FDA or U.S. healthcare laws and regulations or applicable laws, regulations, guidance, or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations; providing accurate information to any governmental authorities such as the FDA; complying with manufacturing standards we may establish; complying with federal and state healthcare fraud and abuse laws and regulations; reporting financial information or data accurately; or disclosing unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance, and codes of conduct intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws, regulations, guidance, and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, business or conduct involving healthcare professionals, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA-regulated activities, and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance, or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.
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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of its effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the General Data Protection Regulation (“GDPR”), and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data, or inappropriate disclosure of confidential or proprietary information of the Company or patients, we could incur liability, reputational harm, and the development of our product candidates could be delayed.
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
Despite the use of cloud-based information storage systems and services for certain key corporate information, our internal information technology and other infrastructure systems, including corporate firewalls, servers, leased lines, and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work. While we qualify and seek to ensure all information technology systems and services that we utilize have appropriate cybersecurity and operations controls, we are dependent on third parties to assure their operations meet our information technology requirements.
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
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have performed an analysis on whether we have experienced any ownership changes in the past. Our analysis to date indicates that we experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. Our net operating losses are subject to such limitation. As of December 31, 2020, we continue to have significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we experience any further ownership changes, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of December 31, 2020, we had $568.8 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
Accounting methods and policies for public companies and biopharmaceutical companies, including policies governing revenue recognition, research and development and related expenses, and accounting for stock-based compensation, are subject to review, interpretation, and guidance from our auditors and relevant accounting authorities, including the Securities and Exchange Commission (“SEC”). Changes to accounting methods or policies, or interpretations thereof, may require us to reclassify, restate, or otherwise change or revise our consolidated financial statements, including those contained in our Annual Reports on Form 10-K.
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
As of December 31, 2020, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included more than 90 issued patents or allowed patent applications and over 250 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials are covered by federal healthcare programs or other third-party payors, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state, and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we may obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;

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
•the federal Physician Payment Sunshine Act created under the Affordable Care Act (“ACA”), and its implementing regulations which require that manufacturers of drugs, biologicals, devices, and medical supplies for which payment is available under Medicare, Medicaid, and Children’s Health Insurance Program (with certain exceptions) report annually to the Department of Health and Human Services information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
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
•the EU General Data Protection Regulation (EU) 2016/679, which introduced new data protection requirements in the EU, as well as substantial fines for breaches of the data protection rules as of May 25, 2018. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher (note that non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher). The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions in which we operate;

•the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions against violators on July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities; and
•federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.
Additionally, we may be subject to analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws potentially applicable to sales or marketing arrangements and claims involving healthcare items or services reimbursed by nongovernmental third-party payors, including private insurers. Further, certain state laws require pharmaceutical manufacturers to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and may require pharmaceutical manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. There may also be additional state laws that apply to our business which govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. The approval and commercialization of any of our drug candidates outside the U.S. will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able to accurately assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.
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
Increasingly, the third-party payors who reimburse patients or healthcare providers, such as government and private insurance plans, are seeking greater upfront discounts, additional rebates, and other concessions to reduce the prices for pharmaceutical products. Factors payors consider in determining reimbursement are based on whether the product is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
If the price we are able to charge for any products we develop is insufficient to cover our costs or provide an acceptable margin, our product candidates are not considered medically necessary or cost effective, or the reimbursement provided for such products is inadequate in light of our development and other costs, our return on investment could be adversely affected.

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
In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the former administration’s budget for fiscal year 2021 included a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former U.S. President’s administration released a “Blueprint”, or plan, to lower drug prices and reduce out-of-pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers. The Department of Health and Human Services (“HHS”) has already implemented certain of these measures, while others are pending. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, it is unclear whether the Biden administration will challenge, reverse, revoke, or otherwise modify these recent executive and administrative actions. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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
In 2010, the U.S. Congress passed the ACA, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health spending, enhance remedies against fraud and abuse, add new transparency requirements for the healthcare and health insurance industries, impose new taxes and fees on the health industry, and impose additional policy reforms. Since then, the ACA has undergone executive, judicial, and legislative challenges, and while the Biden administration has signaled an intent to bolster the ACA, ongoing uncertainty around the future of the ACA and, in particular, the impact to reimbursement levels, may lead to uncertainty or delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. If there are not adequate reimbursement levels, our business and results of operations could be adversely affected.
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
•a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect that there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court; the Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The United States Supreme Court is expected to rule on a legal challenge to the constitutionality of the ACA in early 2021. The implementation of the ACA is ongoing, the law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs. Litigation and legislation related to the ACA are likely to continue, with unpredictable and uncertain results.
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011 (the “BCA”) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act, and subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until conclusion of the COVID-19 national emergency.
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
On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule pending completion of the comment and rulemaking process required under the Administrative Procedures Act. We will continue to monitor the impact this rule and subsequent challenges may have on our business.
Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The likelihood of implementation of any of the other Trump administration reform initiatives is uncertain, particularly in light of the installation of the new Biden administration. Although this and other proposed measures will require authorization through additional legislation to become effective, Congress and the current administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.
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
We may face competition in the U.S. for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model, as further discussed above, may materially and adversely affect the price we receive for any of our product candidates. We will continue to monitor developments and their potential effect on our business. We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance is unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Such legislation, regulations, and executive action allowing the importation or reimportation of drugs could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
Inadequate funding for the FDA, the SEC, and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national, and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. In July 2020, the FDA restarted domestic on-site inspections. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Should the FDA determine that an inspection of manufacturing or clinical sites is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, or the acceptability of clinical sites, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
Risks Related to Our Common Stock
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through December 31, 2020, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
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
•natural disasters and other calamities, including the COVID-19 pandemic;
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
As of December 31, 2020, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 39.5% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.

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
As a public company, we incur, and we will continue to incur, significant legal, accounting, and other expenses.
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

General Risks
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

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse opinion regarding us, our business model, our intellectual property, or our stock performance, or if our target studies and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our stockholders may experience significant dilution as a result of future equity offerings and exercise of outstanding options.
In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock, as we did with the Redeemable Convertible Preferred shares, which were converted into common stock in December 2017 and with the follow-on offerings of our common stock in December 2017 and September 2018. We cannot assure you that we will be able to sell shares or other securities in any offering at a price per share that is equal to or greater than the price paid by our existing shareholders, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share paid by our existing stockholders.
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of February 22, 2021, we also had 7,753,716 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options to purchase 15,636,492 shares of our common stock and 1,304,316 restricted stock units outstanding. The exercise of outstanding options having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of February 22, 2021, we had 76,320,893 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
The following table summarizes information regarding our significant leased properties as of December 31, 2020:

Location	Primary Use	Approximate Square Footage	Lease Termination	Renewal Options
33 Hayden Avenue Lexington, MA	Primary research facility	80,872	October 2026	Two five-year periods
75 Hayden Avenue Lexington, MA	Corporate headquarters; office and biotechnology laboratory space	91,728	March 2031	Two five-year periods
4949 Pearl East Circle Boulder, CO	Office and biotechnology laboratory space	22,766	September 2027	Two five-year periods
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
Holders of Record
As of February 22, 2021, there were approximately six holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by these record holders.
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
Purchases of Equity Securities by the Issuer and Affiliated Parties
None.

Performance Graph
The following graph illustrates a comparison of the total cumulative stockholder return on our common stock to The Nasdaq Composite and The Nasdaq Biotechnology indices for each of the last five fiscal years ended December 31, 2020, assuming an initial investment of $100 on December 31, 2015. The stock price performance on the following graph is not necessarily indicative of future stock price performance. This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
12/31/15
03/31/16
06/30/16
09/30/16
12/31/16
03/31/17
06/30/17
09/30/17
12/31/17
03/31/18
06/30/18
09/30/18
12/31/18
03/31/19
06/30/19
09/30/19
12/31/19
03/31/20
06/30/20
09/30/20
12/31/20
Dicerna Pharmaceuticals, Inc.
The Nasdaq Composite Index
The Nasdaq Biotechnology Index

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
Overview
Dicerna Pharmaceuticals, Inc. (“we”, “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence selectively genes that cause or contribute to disease. Using our proprietary GalXC™ and GalXC-Plus™ RNAi technologies, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on disease-causing genes in the liver, Dicerna has continued to innovate and is exploring new applications of its RNAi technology with GalXC-Plus, which expands on the functionality and application of our flagship liver-based GalXC technology, yet has the potential to treat diseases across multiple therapeutic areas. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and our collaborative partners, we currently have more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain.
Most of our drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent, natural, and specific mechanism that can be directed to reduce expression of a target gene. In this naturally occurring biological process, a short, synthetic, double-stranded RNA duplex induces the enzymatic destruction of the messenger ribonucleic acid (“mRNA”) of a target gene that contains sequences complementary to one strand of a double-stranded RNA. Our approach is to design proprietary RNA molecules that have the potential to engage the enzyme Dicer and direct the endogenous cellular RNAi machinery to silence a specific therapeutic target gene. Our GalXC technology utilizes a proprietary GalNAc-mediated conjugate to cause the liver to efficiently internalize our synthetic RNA molecules. In contrast, our GalXC-Plus technology incorporates new chemistries and secondary structures to enable the targeting of genes in tissues and cell types beyond the liver. Our current clinical programs utilize the GalXC technology. Our GalXC-Plus technology utilizes modified RNA structures and various fully-synthetic conjugated ligands to deliver to non-liver tissues and is used in a number of our preclinical programs. Due to the enzymatic nature of RNAi, a single GalXC or GalXC-Plus molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.
The GalXC RNAi platform and other proprietary RNAi delivery technologies support Dicerna’s long-term strategy to retain a full or substantial ownership stake in our programs, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases or diseases with well-characterized genetic targets. These certain rare disease programs, which include our nedosiran and alpha-1 antitrypsin (“AAT”) programs, represent opportunities that we believe carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and the potential for more rapid clinical development paths to regulatory approval. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we continue to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.
Executive Summary

The following table provides a summary of revenue recognized for the year ended December 31, 2020 (amounts in thousands):

YEAR ENDED DECEMBER 31,
2020
Novo	$13,874
Roche	73,927
Lilly	41,529
Alexion	32,243
BI	2,734
Total	$164,307
Payments received from our collaboration partners during the three months and year ended December 31, 2020 were as follows (amounts in thousands):

	THREE MONTHS ENDED DECEMBER 31, 2020	YEAR ENDED DECEMBER 31, 2020
Novo	$—	$175,000
Roche	—	201,981
Lilly	10,000	10,000
Alexion	7,500	22,594
BI	—	260
Total	$17,500	$409,835

Our results of operations for and liquidity and capital resources as of the year ended December 31, 2020 include the following:
•In January 2020, we entered into a non-cancelable real property lease agreement for 61,282 square feet of office space at 75 Hayden Avenue in Lexington, Massachusetts. The original term commenced during the fourth quarter of 2020 and is for 125 months with options to extend for two additional successive periods of five years thereafter. The aggregate total fixed rent is approximately $41.8 million. In July 2020, we entered into an amendment to the 75 Hayden Avenue lease. The 75 Hayden Avenue lease amendment expands the square footage leased under the 75 Hayden Avenue lease to comprise a total of 91,728 rentable square feet. The 75 Hayden Avenue lease amendment increases monthly base rent by an average of $0.2 million per month.
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
•In April 2020, we and Alnylam entered into a collaboration and license agreement (the “A1AT Agreement”) and a patent cross-license agreement (the “PH Agreement”). Under the A1AT Agreement, we and Alnylam will work to develop and commercialize investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin (“AAT”) deficiency-associated liver disease (“AATLD”). Under the PH Agreement, we and Alnylam cross-licensed our respective intellectual property related to Alnylam’s lumasiran and our nedosiran investigational programs for the treatment of primary hyperoxaluria (“PH”). The non-exclusive license agreement provides for Alnylam to pay mid- to high-single-digit royalties to Dicerna based on global net sales of lumasiran and for Dicerna to pay low-single-digit royalties to Alnylam on global net sales of nedosiran. The non-exclusive cross-license agreement ensures that each party has the freedom to develop and commercialize its respective product.
•In April 2020, Roche nominated the first of up to five targets under the research and development portion of our collaboration agreement.
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

•In October 2020, Lilly filed an IND and initiated a Phase 1 study of LY3561774, targeting the ANGPTL3 gene for the treatment of dyslipidemia. As a result of this filing, we achieved a milestone associated with the first filing of an IND with the FDA, entitling us to a $10.0 million payment.
•In December 2020, Novo nominated its first candidate under the Novo Collaboration Agreement. In conjunction with the nomination of the first development candidate, Dicerna earned a $2.5 million milestone, which we received in February 2021. Also in December 2020, Dicerna met its obligation to deliver GalXC molecules for the first year of the Novo Collaboration Agreement, entitling us to a $25.0 million payment, which we received in February 2021.
•We believe we have sufficient capital, along with anticipated milestone and other payments from existing collaborations, to fund the execution of our current clinical and operating plans into 2023.
In February 2021, Lilly notified us of their decision to extend for an additional year the initial research collaboration term for the extrahepatic targets subject to the Lilly Collaboration Agreement. Under the agreement between the companies, Lilly has the option to extend the three-year initial research collaboration term for these extrahepatic targets for up to three consecutive one-year periods. This first extension allows the research program for these extrahepatic targets under the collaboration between the two companies to continue through October 2022.
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
We have been impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which we operate. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting our collaborative agreements and our own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in our clinical trials, and we have undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. Our operating results could be affected by delays or suspensions of clinical development associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ enrollment in our clinical trials, such as we have seen in the nedosiran pivotal PHYOX2 and belcesiran Phase 1/2 studies, and delays in the supply chain related to COVID-19. We continue to be alert to the potential for disruptions that could arise from COVID-19 and monitor the FDA’s and other health authorities’ guidance for the conduct of clinical trials during this time.
We conduct clinical trials in various countries around the world, including the United States (“U.S.”) and other areas heavily impacted by the COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact to meet at least the next 12 months of clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 and remain in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions. Our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operations, and financial condition. In addition, depending on the duration and impact of the recurrence or resurgence of COVID-19 cases or continued evolution of other strains causing COVID-19, and depending on where the infection rates are highest, and including the ability of regulators to continue ensuring the timely review and approval of applications, our business, results of operations, and financial condition may be negatively impacted. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. Please refer to the “Financial Operations Overview” section below for specific anticipated effects on our financial statement line items.

Development Approach
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC and GalXC-Plus RNAi technologies and maximize value. Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core liver-focused therapeutic programs for development by Dicerna. For opportunities that were not selected as a core program opportunity, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval. For core programs targeting larger populations, we may seek development partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC and GalXC-Plus technologies.
In addition to the programs listed in our pipeline, we are exploring a variety of potential programs involving gene targets in diverse tissues addressable with our GalXC and GalXC-Plus technologies. Some of these programs may be elevated in the future to be either a core program or a non-core collaborative program. Under our collaborations with Novo, Roche, and Lilly, our collaborators have rights to nominate additional programs for discovery by Dicerna and subsequent development by the nominating collaborator, which will become part of our non-core pipeline. In the case of our collaboration with Novo, we retain rights to opt in to deeper participation, including enhanced economic rights, at defined points in clinical development, for two programs nominated by Novo.
Our four current core GalXC development programs are: nedosiran for the treatment of primary hyperoxaluria (“PH”), RG6346 for the treatment of chronic hepatitis B virus (“HBV”) infection, belcesiran (formerly DCR-A1AT) for the treatment of AATLD, and DCR-AUD for the treatment of alcohol use disorder (“AUD”).
We conduct clinical trials in various countries around the world, including the U.S. and other areas heavily impacted by the COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact to meet at least the next 12 months of clinical, nonclinical, and CMC supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. In 2020, there were delays related to several nedosiran PHYOX programs and the belcesiran clinical trial in healthy volunteers as a result of COVID-19. As a result, and based on the most recent updates from clinical sites impacted by COVID-19 and precautionary measures related to the pandemic, we regularly evaluate our expectations related to clinical development milestones.

The table below sets forth the state of development of our various GalXC RNAi platform product candidates as of February 25, 2021:
Our GalXC Platform
The GalXC RNAi Platform
Dicerna’s GalXC platform consists of our liver-targeted GalXC technology and our GalXC-Plus technology for tissues outside the liver. Each utilizes a set of proprietary double-stranded RNA structures capable of inducing RNAi and associated chemical modifications and additions to these structures that enhance their properties and help confer useful “drug-like” properties. Our RNAi-inducing RNA structures consist of two strands of RNA. One of these strands, called the guide strand, is complementary to the mRNA sequence of the gene one is seeking to inhibit. The other strand, called the passenger strand, includes sequences complementary to the guide strand, forming a double-stranded RNA duplex with it. In the case of our GalXC and GalXC-Plus technologies, additional sequences may be added to the passenger strand, including a four-base sequence, known as a tetraloop, which is designed to enhance stability and engineer out immunostimulatory activity and can serve as an attachment point for various chemical additions that can facilitate delivery to diverse tissues.
GalXC RNAi Technology Targeted to the Liver
To target the liver, we conjugate the tetraloop region of our GalXC molecules to a simple sugar, GalNAc, that is specifically recognized by a receptor on the surface of liver hepatocytes. This leads to internalization, ultimately enabling the GalXC molecules to access the RNAi machinery inside the hepatocyte and deliver our targeted oligonucleotide to the RISC complex. Due to the efficiency of this process, a full human dose may be administered via a single subcutaneous injection.
GalXC-Plus RNAi Technology for Tissues Outside the Liver
For delivering to tissues outside the liver, we have continued to innovate our GalXC platform using modified structures, chemistries, and conjugated moieties. Referred to as GalXC-Plus, these proprietary technological advances extend our expertise in RNAi silencing to address new tissues and organs outside the liver, while retaining key pharmacological features from GalXC. In 2020, we presented preclinical data demonstrating the potential application of our GalXC-Plus technology to the CNS, skeletal muscle, and adipose tissue.
Research
We continue to advance our GalXC RNAi platform as it is applied to therapeutic targets expressed in hepatocytes using GalNAc conjugates for both our collaborative research and development programs and our internal liver-targeted programs. All Dicerna collaborative programs include one or more liver-targeted applications of the GalXC RNAi technology.
In addition, we are exploring applications of our RNAi technology, GalXC-Plus, against therapeutic gene targets expressed in tissues other than the liver, including targets expressed in the CNS, muscle tissue, adipose tissue, tumor-associated immune cells, and other tissues. We have achieved significant gene target knockdown (i.e., reduction in the expression of target mRNA activity and disease biomarker activity) in multiple cell types and regions of the CNS and other extrahepatic tissues, in both rodents and nonhuman primates. These extrahepatic applications are based on proprietary modifications to our well-characterized, clinical-stage GalXC platform that enable extrahepatic delivery and pharmacological activity.

On August 6, 2020, we presented our first preclinical data related to our GalXC-Plus RNAi technology in CNS, skeletal muscle, and adipose tissues. Results from preclinical studies demonstrated consistent and durable CNS-wide target mRNA knockdown using novel constructs regardless of route of administration (intrathecal [IT] or intracisterna magna [ICM]), and reduction in target mRNA in skeletal muscle and adipose tissue using optimized chemistries, resulting in equivalent and potentially highly durable target knockdown regardless of dosing regimens.
Status of Dicerna Programs
Our current core GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
Nedosiran is our lead investigational product candidate for the treatment of PH type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”) and is derived from our GalXC platform technology. PH is a family of rare, life-threatening genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. This accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.
PH encompasses three genetically distinct, autosomal-recessive, inborn errors of glyoxylate metabolism characterized by the overproduction of oxalate. PH1, PH2, and PH3 are each characterized by a specific enzyme deficiency. PH1 is caused by a deficiency of glyoxylate-aminotransferase, PH2 is caused by a deficiency of glyoxylate reductase/hydroxypyruvate reductase, and PH3 is caused by a deficiency of 4-hydroxy-2-oxoglutarate aldolase. The last step in the production of oxalate in the liver involves the enzyme product of the LDHA gene, making LDHA silencing an ideal approach to blocking oxalate over-production in PH1, PH2, and PH3. Our nedosiran product candidate seeks to block production of the lactate dehydrogenase enzyme by silencing the LDHA gene, which is the final common pathway of oxalate production in the liver.
As PH is characterized by overproduction of oxalate in the liver, patients with PH are predisposed to the development of recurrent urinary tract (urolithiasis) and kidney (nephrolithiasis) stones, composed of calcium oxalate crystals formed from the excess oxalate. Stone formation is accompanied by diffuse deposits of calcium oxalate in the kidneys (nephrocalcinosis) of some patients with PH, which produces tubular toxicity, inflammation, and renal damage. This injury is compounded by the effects of renal calculi-related obstruction, frequent superimposed infections, and damage due to procedures needed to relieve stone-related obstruction. Compromised renal function can eventually result in the accumulation of oxalate in a wide range of organs including the skin, bones, eyes, and heart. In the most severe cases, symptoms start in the first year of life. A combined liver-kidney transplant may be undertaken to resolve PH1 or PH2, but it is an invasive solution with limited availability and high morbidity that requires lifelong immune suppression to prevent organ rejection. Based on the evaluation of genome sequence databases, there may be as many as 16,000 people with PH in the U.S. and major European countries.
PHYOX™1 Single-Ascending-Dose Study
Data from the complete PHYOX1 trial, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 and PH2, showed that nedosiran was generally well-tolerated in healthy volunteers and PH participants, and no serious safety concerns were identified in this study. In addition, nedosiran administration was associated with normalization or near-normalization of urinary oxalate (“Uox”) levels in 14 of 18 participants with PH1 or PH2 following a single dose. We define normal and near-normal Uox as below 0.46 mmol/1.73m2 BSA/24 hr and from 0.46 to 0.6 mmol/1.73m2 BSA/24 hr, respectively.
PHYOX2 Multidose, Double-Blind, Randomized, Placebo-Controlled Pivotal Trial
PHYOX2 is a Phase 2 multidose, double-blind, 2:1 randomized, placebo-controlled pivotal trial of nedosiran delivered as a once-monthly subcutaneous injection in participants 6 and older who have PH1 or PH2. This global trial includes countries across North America, Europe, and other regions, including Japan, Australia, and New Zealand. The primary endpoint of the study is the percent change from baseline in area under the curve of 24-hour Uox excretion between Days 90 and 180. Enrollment in the PHYOX2 trial has successfully completed globally and we anticipate the last patient to complete this study in the first half of 2021. We expect to report top-line results from the study in mid-2021 and anticipate submitting a New Drug Application (“NDA”) near the end of the third quarter of 2021.
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

PHYOX3 Long-Term, Multidose, Open-Label Extension Study
Following positive Phase 1 data from PHYOX1 in 2019, we received clearance to proceed with the pivotal trial (PHYOX2) and PHYOX3, a long-term, multidose, open-label, extension study of nedosiran in PH. Unlike the PHYOX2 trial, which requires screening and enrollment of new participants, patients are permitted to transition into the PHYOX3 trial from any previous nedosiran trial in which they have participated and completed.
The primary endpoint of PHYOX3 is to evaluate the impact of monthly nedosiran administration on the annual rate of decline in estimated glomerular filtration rate, a measure of kidney function. The PHYOX3 trial will also evaluate the long-term effect of nedosiran on Uox excretion, new stone formation, progression of nephrocalcinosis, and the potential to enable the gradual decrease or elimination of patients’ supportive hyperhydration therapies.
Additional PHYOX Trials: PHYOX4, PHYOX7, PHYOX8, and PHYOX-OBX
Given the fluid nature of the COVID-19 pandemic and the evolving and extraordinary actions undertaken by clinical trial sites globally, we continue to evaluate our clinical plans related to nedosiran. At this time, the status of additional PHYOX trials is as follows:
•PHYOX4: Enrollment in a study of patients with PH3 began in January 2021 and the first patient was dosed in February 2021. We anticipate top-line results from the study mid-year 2021.
•PHYOX7: A study of PH1 and PH2 patients with severe renal impairment, including those in dialysis, is expected to begin in the first quarter of 2021.
•PHYOX8: An open-label study in PH1 and PH2 patients aged 0-5 years with relatively intact renal function is expected to begin in the second quarter of 2021.
•PHYOX-OBX: We initiated an observational study in the third quarter of 2020 in participants with PH3 to evaluate the association between Uox excretion and the rate of kidney stone formation. Enrollment of participants in this study is expected in the first quarter of 2021.
RG6346 for Chronic Hepatitis B Virus Infection
Our GalXC RNAi product candidate for the treatment of chronic HBV infection, RG6346, is currently being tested in a Phase 1 clinical trial. HBV is the world’s most common serious liver infection and affects an estimated 292 million people worldwide. Chronic HBV infection is characterized by the presence of the HBV surface antigen (“HBsAg”) for six months or more.
The Phase 1 trial is a randomized, placebo-controlled, double-blind study designed to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with non-cirrhotic chronic HBV. Secondary objectives are to characterize the pharmacokinetic profile of RG6346 and to evaluate preliminary pharmacodynamic effects on markers of HBV antiviral efficacy, including reductions of HBsAg and HBV DNA levels in blood. The Phase 1 clinical trial is divided into three phases or groups:
•Group A is a single-ascending-dose arm in which 30 healthy volunteers received a dose of RG6346.
•Group B is a single-dose arm in which eight participants with chronic HBV who are naïve to nucleoside analog (“NUC”) therapy received a 3.0 mg/kg dose of RG6346 or placebo.
•Group C is a multiple-ascending-dose arm in which RG6346 (1.5, 3.0, or 6.0 mg/kg) or placebo was administered to 18 participants with chronic HBV who are already being treated with NUCs.
To be optimally positioned to develop and commercialize RG6346 in combination with other novel drugs, we entered into a research collaboration and licensing agreement with Roche in October 2019. Under the terms of the agreement, we are leading the development of RG6346 through the current Phase 1 trial, and pending favorable results, Roche intends to further develop RG6346 with the overall goal of developing a combination regimen to achieve a functional cure of chronic HBV in combination with additional Roche product candidates. We expect Roche to initiate RG6346 in a Phase 2 combination trial for the treatment of chronic HBV infection in the first quarter of 2021.
Belcesiran (DCR-A1AT) for Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Our GalXC RNAi product candidate for the treatment of AATLD, belcesiran, is currently being tested in a Phase 1 clinical study. AAT deficiency is a rare, genetic, inherited condition that can lead to liver disease in children and adults and lung disease in adults. The condition is caused by mutations in the SERPINA1 gene. In people with AATLD, the liver produces an abnormal version of the AAT protein, which is prone to aggregation in the liver. This accumulation of mutated AAT in the liver can lead to liver disease. Individuals with AATLD also have an increased risk of having lung disease.

Research suggests that people who have the pair of gene variants called “ZZ” are most commonly identified as having AATLD. Recent epidemiology research indicates that approximately 120,000 individuals in Europe and 63,000 individuals in the U.S. carry this ZZ genotype; the genotype occurs more/most frequently in individuals of Northern European descent. Although most individuals with this pair will not develop liver disease, some will. Recent work indicates that the current diagnosis rate for AATLD in individuals with the ZZ genotype is approximately 10%, but that liver disease may remain under-diagnosed. AATLD can affect infants, children, and adults. Liver transplantation is currently the only effective treatment for AATLD.
Our Phase 1 trial of belcesiran is an ongoing placebo-controlled study designed to evaluate the safety and tolerability of single doses of belcesiran when administered to healthy adult participants. Secondary objectives are to characterize the pharmacokinetic profile of belcesiran, and to evaluate the preliminary pharmacodynamic effects on serum AAT protein concentrations. We expect to initiate a Phase 2 trial in the first half of 2021 and expect to present data from the Phase 1 trial in healthy volunteers in 2021.
In April 2020, we entered into the Alnylam Collaboration Agreement. Under the Alnylam Collaboration Agreement, Alnylam’s ALN-AAT02 and Dicerna’s belcesiran would be explored for the treatment of AATLD at our cost, and we had the option to progress one or both of these investigational medicines through clinical development. We selected belcesiran to advance in development for the treatment of patients with AATLD.
DCR-AUD for Alcohol Use Disorder
We are currently pursuing development of DCR-AUD for the treatment of alcohol use disorder (“AUD”). DCR-AUD is an investigational therapy based on Dicerna’s GalXC technology for the treatment of AUD. DCR-AUD specifically knocks down ALDH2 gene expression in the liver, which plays a key role in alcohol metabolism. Inhibition of ALDH2 may help individuals with AUD avoid harmful levels of alcohol use.
AUD is a chronic condition characterized by compulsive alcohol use, loss of control over alcohol use, and a negative emotional state when not using alcohol. A range of medical, psychological, social, economic, and personal problems are associated with AUD. It is estimated that 14 million adults in the U.S. are living with AUD. With nearly 100,000 deaths annually, it is one of the leading preventable causes of death in the U.S.
Our goal is to submit an Investigational New Drug (“IND”) or Clinical Trial Application (“CTA”) filing in mid-2021 and initiate a subsequent Phase 1 single-ascending-dose trial in healthy volunteers in the third quarter of 2021.
Collaborative Program Updates
Eli Lilly and Company
During the first quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic disease that targets the LPA gene, for advancement into preclinical development. We expect Lilly to file an IND for LY3819469 in the second quarter of 2021. Another GalXC molecule, LY3849889, is currently in preclinical development, and we expect Lilly to file an IND for LY3849889 in the first quarter of 2022.
Lilly filed an IND and initiated a Phase 1 study of LY3561774, a GalXC molecule for the first collaboration target in cardiometabolic disease that targets the ANGPTL3 gene for the treatment of dyslipidemia, in the fourth quarter of 2020. As a result of this filing, we achieved a milestone associated with the first filing of an IND with the FDA, entitling us to a $10.0 million payment.
In February 2021, Lilly notified us of their decision to extend for an additional year the initial research collaboration term for the extrahepatic targets subject to the Lilly Collaboration Agreement. Under the agreement between the companies, Lilly has the option to extend the three-year initial research collaboration term for these extrahepatic targets for up to three consecutive one-year periods. This first extension allows the research program for these extrahepatic targets under the collaboration between the two companies to continue through October 2022.
Novo Nordisk
During the fourth quarter of 2020, Novo nominated its first candidate under the Novo Collaboration Agreement. In conjunction with the nomination of the first development candidate, Dicerna earned a $2.5 million milestone, which we received in February 2021. Also during the fourth quarter of 2020, Dicerna met its obligation to deliver GalXC molecules for a defined number of targets for the first year of the Novo Collaboration Agreement, entitling us to a $25.0 million payment. This payment was received in February 2021.

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
Revenue recognition
We generate revenue from research collaboration and license agreements with third party customers. Goods and services in the agreements typically include (i) the grant of licenses for the use of our technology and (ii) the provision of services associated with the research and development of collaborative partner product candidates. Such agreements may provide for consideration to us in the form of upfront payments, research and development services, option payments, milestone payments, and royalty payments on licensed products.
We account for a contract when (i) we have approval and commitment from both parties, (ii) the rights of the parties are identified, (iii) payment terms are identified, (iv) the contract has commercial substance, and (v) collectability of consideration is probable.
In determining the appropriate amount of revenue to be recognized as we fulfill our obligations under each of our collaboration agreements, management completes the following steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) measures the transaction price, including whether there are any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) we satisfy each performance obligation.
In order to account for our contracts with customers, we identify the promised goods or services in the contract and evaluate whether such promised goods or services represent performance obligations. We account for those components as separate performance obligations when the following criteria are met:
•the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer, and
•our promise to transfer the good or service to the customer is separately identifiable from other promises in the contract.
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
Milestone payments: At the inception of each contract with a customer that includes research, development, or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or of the licensee, such as regulatory approvals, are assessed as to the probability of achieving the related milestones. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones and any related constraint, and, if necessary, adjust the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and are recorded as revenue and through earnings in the period of adjustment.
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
Expected Term: The expected term assumption represents the weighted average period the stock options are expected to be outstanding. We use the simplified method to calculate the expected term for options granted to employees, as our stock option grants are considered “plain vanilla” and we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term due to the limited period of time our common stock has been publicly traded. The simplified method calculates the expected term as the average time-to-vesting and the contractual life of the options. We plan to continue to use the simplified method until we have sufficient exercise history as a publicly-traded company.
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
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, amending accounting guidance that simplifies the accounting for income taxes as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. For public business entities, ASU 2019-12 is required to be adopted effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We are currently evaluating the effect this standard will have on our financial statements and related disclosures.

Adopted in 2020
Measurement of Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13 which had the same effective date as ASU 2016-13 of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and establish additional disclosures related to credit risks associated with financial assets. The adoption of this standard did not have a significant impact on our financial statements but required additional disclosures.
Adopted in 2019
Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), as amended by multiple standards updates, in order to increase transparency and comparability among organizations by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The most significant change arising from the new standard is the recognition of right-of-use (“ROU”) assets and lease liabilities for leases classified as operating leases. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases. Companies are also required to recognize and measure leases existing at, or entered into after, the adoption date using a modified retrospective approach, with certain practical expedients available. Comparative periods prior to adoption have not been retrospectively adjusted.
We adopted this standard on January 1, 2019 and elected the package of three practical expedients that permitted an entity not to (a) reassess whether expired or existing contracts contain leases, (b) reassess lease classification for existing or expired leases, and (c) consider whether previously capitalized initial direct costs would be appropriate under the new standard. Initial implementation of the standard did not have a material impact on our financial statements but required additional disclosures.
Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through research funding, license fees and other upfront payments, option exercise fees, milestone payments, and preclinical development activities, and research activities under our research collaboration and license arrangements with Novo, Roche, Lilly, Alexion, and BI. We have not generated any commercial product revenue, nor do we expect to generate any product revenue in the near-term.
In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales, and royalties in connection with our current or future collaborations with partners, and product sales from our internally developed products. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or our collaborators’ achievement of preclinical, clinical, regulatory, and commercialization milestones, to the extent achieved, the timing and amount of any payments to us relating to such milestones, and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. Delays in or changes to the research and development plans and timelines related to our collaboration agreements are likely due to the COVID-19 pandemic. Because we recognize the majority of our collaboration revenue on a cost-to-cost measure of progress, revenues recognized in the near-term may be lower than originally anticipated and could be recognized over an extended period of time as a result.
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
•    platform-related lab expenses, including discovery research, lab supplies, license fees, and consultants;
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
Litigation expense
Litigation expense consists of legal fees and expenses solely related to litigation with Alnylam Pharmaceuticals, Inc. (“Alnylam”).
Other income (expense)
Other income (expense) consists primarily of interest income. Interest income consists of income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents. We expect that interest income will continue to decrease due to recent decreases in interest rates. Other income (expense) also includes expense recorded for the derivative liability established for contingent royalty and milestone payments that may be owed to Alnylam in the future under the terms of our collaboration agreement.
Results of Operations
Comparison of the years ended December 31, 2020 and 2019
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	YEAR ENDED DECEMBER 31,
	2020	2019	$ CHANGE	% CHANGE
Revenue	$164,307	$23,904	$140,403	*
Operating expenses:
Research and development	205,384	109,339	96,045	87.8%
General and administrative	72,131	42,751	29,380	68.7%
Total operating expenses	277,515	152,090	125,425	82.5%
Loss from operations	(113,208)	(128,186)	14,978	(11.7)%
Other income (expense):
Interest income	6,011	7,537	(1,526)	(20.2)%
Interest expense	(20)	(3)	(17)	*
Other (expense) income	(5,530)	193	(5,723)	*
Total other income, net	461	7,727	(7,266)	(94.0)%
Net loss	$(112,747)	$(120,459)	$7,712	(6.4)%
* Percentage change not meaningful

Revenue
The following tables provide a summary of revenue recognized (amounts in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019	$ CHANGE	% CHANGE
Novo	$13,874	$—	$13,874	100.0%
Roche	73,927	—	73,927	100.0%
Lilly	41,529	13,127	28,402	216.4%
Alexion	32,243	4,405	27,838	*
BI	2,734	6,297	(3,563)	(56.6)%
Other	—	75	(75)	(100.0)%
Total	$164,307	$23,904	$140,403	*
* Percentage change not meaningful
Revenue primarily includes amounts recognized on upfront and milestone payments. The increase in revenue for the year ended December 31, 2020 is primarily attributable to increased activities and associated costs under the recent collaboration agreement with Roche, as well as under the Alexion and Lilly collaboration agreements, as all three agreements are recognized as revenue on a cost-to-cost measure of progress method.
Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands, except percentages):

	YEAR ENDED DECEMBER 31,
	2020	2019	$ CHANGE	% CHANGE
Belcesiran direct research and development expenses	$14,487	$9,652	$4,835	50.1%
Nedosiran direct research and development expenses	42,583	28,736	13,847	48.2%
Partner and additional core programs direct research and development expenses	57,113	21,045	36,068	171.4%
Total direct research and development expenses	114,183	59,433	54,750	92.1%
Platform-related and other discovery expenses	15,025	13,222	1,803	13.6%
Employee-related expenses	64,116	31,173	32,943	105.7%
Facilities, depreciation, and other expenses	12,060	5,511	6,549	118.8%
Total	$205,384	$109,339	$96,045	87.8%
Research and development expenses increased $96.0 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a $54.8 million increase in direct research and development expenses. Direct research and development expenses include expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants. The $54.8 million increase in total direct research and development expenses for the year ended December 31, 2020 is primarily due to a $36.1 million increase in partner and additional core programs direct research and development expenses, which includes increases of $16.3 million in manufacturing costs and $13.5 million in other direct research and development costs, largely reflective of increased activities primarily associated with our collaborations with Lilly, Alexion, and Novo. Total direct research and development expenses were also impacted by $13.8 million and $4.8 million increases in nedosiran and belcesiran direct research and development expenses, respectively.
Research and development expenses were also impacted by a $32.9 million increase in employee-related expenses, which includes salaries, benefits, and stock-based compensation. The increase in employee-related expenses is a result of an increase in research and development headcount necessary to support our collaboration agreements and expanding pipeline.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with our core product candidates, and continue activities under our existing collaboration agreements.

General and administrative expenses
General and administrative expenses were $72.1 million and $42.8 million for the years ended December 31, 2020 and 2019, respectively. General and administrative expenses increased $29.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a $20.6 million increase in employee-related compensation, including salaries, benefits, and stock-based compensation, due to an increase in headcount necessary to support our growing operations. In addition, professional consulting services increased $6.0 million in the year ended December 31, 2020.
We expect general and administrative expenses to continue to increase in the foreseeable future, largely due to investments in staffing and market readiness activities.
Other income (expense)
Total other income (expense) decreased $7.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to $6.0 million of expense recorded for the derivative liability established for contingent royalty and milestone payments that may be owed to Alnylam in the future under the terms of our collaboration agreement.
Comparison of the years ended December 31, 2019 and 2018
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	YEAR ENDED DECEMBER 31,
	2019	2018	$ CHANGE	% CHANGE
Revenue	$23,904	$6,176	$17,728	287.0%
Operating expenses:
Research and development	109,339	45,711	63,628	139.2%
General and administrative	42,751	21,685	21,066	97.1%
Litigation expense	—	29,132	(29,132)	(100.0)%
Total operating expenses	152,090	96,528	55,562	57.6%
Loss from operations	(128,186)	(90,352)	(37,834)	41.9%
Other income (expense):
Interest income	7,537	2,102	5,435	258.6%
Interest expense	(3)	(603)	600	(99.5)%
Other income	193	—	193	100.0%
Total other income, net	7,727	1,499	6,228	415.5%
Net loss	$(120,459)	$(88,853)	$(31,606)	35.6%
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

Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands, except percentages):

	YEAR ENDED DECEMBER 31,
	2019	2018	$ CHANGE	% CHANGE
Belcesiran direct research and development expenses	$9,652	$2,365	$7,287	308.1%
Nedosiran direct research and development expenses	28,736	15,186	13,550	89.2%
Partner and additional core programs direct research and development expenses	21,045	5,361	15,684	292.6%
Total direct research and development expenses	59,433	22,912	36,521	159.4%
Platform-related and other discovery expenses	13,222	6,325	6,897	109.0%
Employee-related expenses	31,173	13,130	18,043	137.4%
Facilities, depreciation, and other expenses	5,511	3,344	2,167	64.8%
Total	$109,339	$45,711	$63,628	139.2%
Research and development expenses increased $63.6 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a $36.5 million increase in direct research and development expenses. Direct research and development expenses include expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants. The $36.5 million increase in total direct research and development expenses for the year ended December 31, 2019 is primarily due to a $15.7 million increase in partner and additional core programs direct research and development expenses, which includes increases of $8.3 million in manufacturing costs and $6.9 million in other direct research and development costs, largely reflective of increased activities primarily associated with our collaborations with Lilly and Alexion, as well as with RG6346 (formerly known as DCR-HBVS). Total direct research and development expenses were also impacted by $13.6 million and $7.3 million increases in nedosiran and belcesiran direct research and development expenses, respectively.
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

Liquidity and Capital Resources
Overview
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative arrangements with Novo, Roche, Lilly, Alexion, and BI. As of December 31, 2020, we had cash, cash equivalents, and held-to-maturity investments of $568.8 million compared to $348.9 million as of December 31, 2019.
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
Payments received from our collaboration partners during the three months and year ended December 31, 2020 were as follows (amounts in thousands):

	THREE MONTHS ENDED DECEMBER 31, 2020	YEAR ENDED DECEMBER 31, 2020
Novo	$—	$175,000
Roche	—	201,981
Lilly	10,000	10,000
Alexion	7,500	22,594
BI	—	260
Total	$17,500	$409,835
We believe that our cash, cash equivalents, and held-to-maturity investments provide us with sufficient resources to continue our planned operations and clinical activities into 2023.
Cash flows
The following table shows a summary of our consolidated cash flows for the periods indicated (amounts in thousands):

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Net cash provided by (used in) operating activities	$175,112	$(692)	$18,298
Net cash (used in) provided by investing activities	$(258,860)	$49,531	$(202,731)
Net cash provided by financing activities	$59,423	$52,888	$169,883
Operating activities
Net cash provided by operating activities was $175.1 million compared to net cash used in operating activities of $0.7 million for the years ended December 31, 2020 and 2019, respectively. The $175.8 million increase in net cash provided by operating activities for the year ended December 31, 2020 was primarily due to a $266.0 million decrease in contract receivables largely due to the receipt of upfront cash payments received from our collaborative partners in 2020. This increase was offset by a decrease in deferred revenue of $132.0 million associated with our collaboration agreements.
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

Investing activities
Net cash used in investing activities for the year ended December 31, 2020 was $258.9 million, compared to net cash provided by investing activities of $49.5 million for the year ended December 31, 2019. The decrease of $308.4 million in net cash used in investing activities during 2020 primarily relates to a $540.0 million increase in purchases of held-to-maturity investments that were partially offset by a $237.0 million increase in proceeds from the maturities of held-to-maturity investments.
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
Financing activities
Net cash provided by financing activities was $59.4 million and $52.9 million for the years ended December 31, 2020 and 2019, respectively. The increase of $6.5 million in cash provided by financing activities is due to a $39.2 million increase in proceeds from the issuance of common stock to an institutional investor and a $13.3 million increase in proceeds from the exercise of stock options and issuance of common stock under our Employee Stock Purchase Program. These increases were partially offset by a $45.8 million decrease in proceeds from the issuance of common stock to our collaboration partners.
Net cash provided by financing activities was $52.9 million and $169.9 million for the years ended December 31, 2019 and 2018, respectively. The decrease in cash provided by financing activities of $117.0 million was primarily due to the receipt of $108.1 million in net proceeds in September 2018 from a follow-on public offering of our common stock.
Funding requirements
We expect that our primary uses of capital will continue to be commercialization readiness and launch activities, subject to approval of our development candidates; third-party clinical research and development services and manufacturing costs; compensation and related expenses; laboratory and related supplies; legal and other regulatory expenses; and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plans into 2023. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. In addition, through the year ending December 31, 2021, we forecast receiving over $100.0 million in cash from our collaborations (inclusive of the receipt of $17.5 million in the three months ended December 31, 2020), including anticipated milestone achievement, based on the current terms in our collaboration agreements and anticipated timing of development in our programs covered by such collaborations. There can be no assurance that we will actually receive such payments under our collaboration agreements.
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
Until such time, if ever, that we generate product revenue, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, potential royalty stream monetization, and research collaboration and license agreements.
Please see the risk factors set forth in Part I, Item 1A – “Risk Factors” in this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.
Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of December 31, 2020 (amounts in thousands):

	Payments Due By Period*
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations	$71,747	$7,351	$17,215	$18,263	$28,918
Finance lease obligations	$242	$64	$120	$58	$—
____________________________
*    Represents future minimum lease payments under our existing non-cancelable operating leases for our offices and laboratory space and our finance lease for equipment. Excluded from the table above are fixed lease payments of $24.6 million associated with our newest lease in Lexington, Massachusetts. Such lease payments were excluded, as the commencement dates have not yet occurred for accounting purposes and lease liabilities have not yet been recognized on our consolidated balance sheet.
We also have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our consolidated balance sheet or in the table above since the achievement and timing of these milestones were not probable or estimable as of December 31, 2020.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents, and held-to-maturity investments of $568.8 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash and cash equivalents and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash, cash equivalents, or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
DICERNA PHARMACEUTICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Dicerna Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Dicerna Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
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
Revenue from Collaborative Arrangements – Refer to Notes 2 and 8 to the financial statements.
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
Significant judgment is exercised by the Company in determining revenue recognition for these customer arrangements, and includes the following:
•Determining whether there are elements of an arrangement that are outside the scope of the revenue recognition guidance
•Determination of whether goods and services are considered distinct performance obligations that should be accounted for separately versus combined, such as licenses of intellectual property and related services that are sold in license and development arrangements.
•Determination of stand-alone selling prices for each distinct performance obligation and for goods and services that are not sold separately.

•Estimating the total cost of fulfilling certain performance obligations that are satisfied over time, which impacts the timing of revenue recognition for such performance obligations.
Given these factors, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.
How the Critical Audit Matter Was Addressed in the Audit
Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:
•We tested the effectiveness of internal controls related to the identification of distinct performance obligations, application of the relevant accounting guidance, and the determination of the timing of revenue recognition.
•We evaluated management’s significant accounting policies related to these customer agreements for reasonableness
•For arrangements that became effective during the year ended December 31, 2020, we performed the following procedures:

◦Obtained and read contract source documents for each selection and other documents that were part of the agreement.

◦Tested management’s identification of significant terms for completeness, including the identification of distinct performance obligations and identification of elements of the arrangement subject to other accounting guidance.

◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

◦We evaluated the reasonableness of management’s estimate of stand-alone selling prices for performance obligations that are not sold separately, as applicable.
•We evaluated the estimates of total contract costs to fulfill performance obligations by performing the following procedures:

◦We compared costs incurred for activities completed to date to the costs forecasted for those activities.

◦We evaluated management’s ability to achieve the estimates of total contract cost and profit by performing corroborating inquiries with the Company’s operations teams and comparing the information obtained to estimates included in the accounting records.

◦We compared management’s estimates for the selected contracts to historical experience and original budgets, when applicable.
•We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Deloitte & Touche

Boston, Massachusetts
February 25, 2021

We have served as the Company’s auditor since 2008.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data and par value)

	DECEMBER 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,023	$152,816
Held-to-maturity investments	442,820	196,065
Restricted cash equivalents, current	744	—
Contract receivables	34,713	200,354
Prepaid expenses and other current assets	14,403	6,934
Total current assets	618,703	556,169
NONCURRENT ASSETS:
Property and equipment, net	17,546	7,076
Right-of-use operating assets, net	60,843	30,102
Restricted cash equivalents, noncurrent	5,618	3,894
Other noncurrent assets	5,136	168
Total noncurrent assets	89,143	41,240
TOTAL ASSETS	$707,846	$597,409
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,901	$6,077
Accrued expenses and other current liabilities	28,061	20,042
Lease liability, current	3,439	3,358
Deferred revenue, current	138,537	212,258
Total current liabilities	177,938	241,735
NONCURRENT LIABILITIES:
Lease liability, noncurrent	48,744	20,141
Deferred revenue, noncurrent	336,236	182,730
Derivative liability	6,000	—
Other noncurrent liabilities	1,174	608
Total noncurrent liabilities	392,154	203,479
TOTAL LIABILITIES	570,092	445,214
COMMITMENTS AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 or 2019	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 75,757,213 and 71,573,196 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	7
Additional paid-in capital	775,809	677,504
Accumulated deficit	(638,063)	(525,316)
Total stockholders’ equity	137,754	152,195
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$707,846	$597,409
The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Revenue	$164,307	$23,904	$6,176
Operating expenses:
Research and development	205,384	109,339	45,711
General and administrative	72,131	42,751	21,685
Litigation expense	—	—	29,132
Total operating expenses	277,515	152,090	96,528
Loss from operations	(113,208)	(128,186)	(90,352)
Other income (expense):
Interest income	6,011	7,537	2,102
Interest expense	(20)	(3)	(603)
Other (expense) income	(5,530)	193	—
Total other income, net	461	7,727	1,499
Net loss	$(112,747)	$(120,459)	$(88,853)
Net loss per share – basic and diluted	$(1.52)	$(1.76)	$(1.60)
Weighted average common shares outstanding – basic and diluted	74,187,251	68,428,046	55,616,092
The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2018	51,644,841	5	417,037	(315,956)	101,086
Proceeds from issuance of common stock from public offering, net of underwriters' commissions and offering costs of $330	8,832,565	1	107,769	—	107,770
Issuance of common stock to Alnylam Pharmaceuticals, Inc.	983,208	—	10,315	—	10,315
Issuance of common stock to collaboration partners	6,250,019	1	60,411	—	60,412
Exercise of warrants to purchase common stock	45,710	—	49	—	49
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	448,173	—	2,061	—	2,061
Vesting of restricted common stock	10,000	—	—	—	—
Settlement of restricted stock for tax withholding	(3,774)	—	(35)	—	(35)
Stock-based compensation expense	—	—	7,888	—	7,888
Net loss	—	—	—	(88,853)	(88,853)
BALANCE – December 31, 2018	68,210,742	7	605,495	(404,809)	200,693
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	1,082,472	—	7,402	—	7,402
Stock-based compensation expense (inclusive of the impact of adoption of ASU 2018-07)	—	—	18,779	43	18,822
Issuance of common stock to collaboration partners	2,279,982	—	45,828	—	45,828
Cumulative effect adjustment related to the adoption of ASC 842	—	—	—	(91)	(91)
Net loss	—	—	—	(120,459)	(120,459)
BALANCE – December 31, 2019	71,573,196	7	677,504	(525,316)	152,195
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	2,106,517	1	20,306	—	20,307
Proceeds from issuance of common stock, net of commissions and offering costs of $904	2,077,500	—	39,088	—	39,088
Stock-based compensation expense	—	—	38,911	—	38,911
Net loss	—	—	—	(112,747)	(112,747)
BALANCE – December 31, 2020	75,757,213	8	775,809	(638,063)	137,754

The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(112,747)	(120,459)	$(88,853)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash litigation expense	—	—	10,315
Stock-based compensation expense	38,911	18,822	7,888
Change in fair value of derivative liability	6,000	—	—
Depreciation and amortization expense	2,217	1,254	774
Amortization of premium on investments	373	(3,559)	(1,126)
Lease expense	8,095	2,747	—
Other	(460)	(191)	12
Changes in operating assets and liabilities:
Litigation settlement payable	—	(10,500)	10,500
Deferred revenue	79,784	211,803	173,916
Prepaid expenses and other assets	(12,511)	(3,856)	532
Accounts payable	2,208	2,067	(1,217)
Contract receivables	165,641	(100,354)	(100,000)
Accrued expenses and other liabilities	6,738	9,487	3,974
Lease liability	(10,420)	(8,966)	—
Deferred charges and other assets	1,283	1,013	1,583
Net cash provided by (used in) operating activities	175,112	(692)	18,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	655,000	418,000	81,000
Purchases of held-to-maturity investments	(902,128)	(362,120)	(283,372)
Purchases of property and equipment	(11,747)	(6,349)	(359)
Other	15	—	—
Net cash (used in) provided by investing activities	(258,860)	49,531	(202,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of underwriters’ commissions	39,192	—	108,099
Payments of common stock offering costs	(104)	(50)	(703)
Proceeds from issuance of common stock to collaboration partners	—	45,828	60,412
Proceeds from exercises of common stock warrants, stock options, and issuances under Employee Stock Purchase Plan	20,380	7,110	2,110
Other	(45)	—	(35)
Net cash provided by financing activities	59,423	52,888	169,883

NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	(24,325)	101,727	(14,550)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of year	156,710	54,983	69,533
CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS – End of year	$132,385	$156,710	$54,983

DICERNA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES:
Right-of-use assets acquired through operating leases	$32,368	$25,725	$—
NONCASH INVESTING ACTIVITIES:
Property and equipment purchases included in accounts payable and accrued expenses	$1,612	$727	$1,648
NONCASH FINANCING ACTIVITIES:
Right-of-use assets acquired through finance leases	$48	$193	$—
Common stock offering costs included in accounts payable or accrued expenses	$—	$—	$50
The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the consolidated balance sheets that sum to the total of the amounts shown in the consolidated statements of cash flows:

	DECEMBER 31,
	2020	2019	2018
Cash and cash equivalents	$126,023	$152,816	$54,239
Restricted cash equivalents, current	744	—	—
Restricted cash equivalents, noncurrent	5,618	3,894	744
Total cash, cash equivalents, and restricted cash equivalents shown in the consolidated statements of cash flows	$132,385	$156,710	$54,983
The accompanying notes are an integral part of these consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tabular amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS
Business
Dicerna Pharmaceuticals, Inc. (“the Company” or “Dicerna”), is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence selectively genes that cause or contribute to disease. Using the Company’s proprietary GalXC™ and GalXC-Plus™ RNAi technologies, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on disease-causing genes in the liver, Dicerna has continued to innovate and is exploring new applications of its RNAi technology with GalXC-Plus, which expands on the functionality and application of our flagship liver-based GalXC technology, yet has the potential to treat diseases across multiple therapeutic areas. In addition to the Company’s own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and its collaborative partners, the Company currently has more than 20 active discovery, preclinical, or clinical programs focused on rare, cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain.
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
To date, Dicerna has been impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which the Company operates. However, essential work exemptions continue to permit critical research and development and laboratory activities for limited personnel. Those exemptions enable some continued discovery research and activities supporting the Company’s collaborative agreements and its own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in the Company’s clinical trials, and Dicerna has undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 and monitors the Food and Drug Administration’s (“FDA”) and other health authorities’ guidance for the conduct of clinical trials during this time.
Current supply of Dicerna’s investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, Dicerna’s supply chains continue to appear intact to meet at least the next 12 months of clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. The Company has undertaken efforts to mitigate potential future impacts to the supply chain by increasing its stock of critical starting materials required to meet its needs and its collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. The Company continues to be alert to the potential for disruptions that could arise from COVID-19, including on account of United States (“U.S.”) government utilization of its Defense Production Act authorities, and remains in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, depending on the duration and impact of the recurrence or resurgence of COVID-19 cases or continued evolution of further strains of COVID-19, and depending on where the infection rates are highest, and including the ability of regulators to continue ensuring the timely review and approval of applications, the Company’s business, results of operations, and financial condition may be negatively impacted. The Company will continue to monitor developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

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
Significant judgments and estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Company’s consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to revenue recognition, stock-based compensation, the derivative liability, and accrued expenses. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.
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
The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell its investments and the Company has the intent and ability to hold its investments until they mature.
The Company’s investment policy mandates that, at the time of purchase, the maturity of each investment within its portfolio shall not exceed two years. In addition, the weighted average maturity of the investment portfolio must not exceed one year.
The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected. The Company did not write off any accrued interest receivables during the years ended December 31, 2020 and 2019.
Concentrations of credit risk and significant customers
Financial instruments that subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash equivalents, held-to-maturity investments, contract receivables, and the withholding tax receivable (see Note 8 – Collaborative Research and License Agreements). All of the Company’s cash, cash equivalents, restricted cash equivalents, and held-to-maturity investments are invested in money market funds or U.S. treasury securities that management believes to be of high credit quality.
The Company’s revenues for the years ended December 31, 2020, 2019, and 2018 are primarily related to the Company’s collaboration agreements which are concentrated among a few collaboration partners. All revenues recognized by the Company to date were earned in the United States. Refer to Note 8 – Collaborative Research And License Agreements for composition of significant collaboration relationships.

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
Fair Value Measurements
Fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. Valuation techniques used to measure fair value are performed in a manner to maximize the use of observable inputs and minimize the use of unobservable inputs. As a basis for considering such assumption, the accounting literature establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value as follows:
•Level 1 – observable inputs, such as quoted prices in active markets;
•Level 2 – inputs other than the quoted prices in active markets that are observable either directly or indirectly; and
•Level 3 – unobservable inputs for which there is little or no market data, which requires the Company to develop its own assumptions.
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
Construction-in-process is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation and amortization expense is recorded related to construction-in-process until the relevant assets are completed and put into use. At December 31, 2020, the balance of construction-in-process includes construction costs for lessee-owned improvements for leased premises and costs associated with laboratory equipment under installation.
Cloud computing arrangements
The Company adopted Accounting Standards Update (“ASU”) 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract on January 1, 2020. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for internal-use software licenses. Eligible costs associated with cloud computing arrangements, such as software business applications used in the normal course of business, are capitalized in accordance with Accounting Standards Codification (“ASC”) 350 – Intangibles – Goodwill and Other.
The Company’s cloud computing arrangements relate to various enterprise resource planning systems. These assets are included in property and equipment, net in the consolidated balance sheets and are amortized on a straight-line basis over their assessed useful lives or the term of the underlying cloud computing hosting contract, whichever is shorter. As of December 31, 2020, the estimated useful lives of these assets were three years. As of December 31, 2020, cloud computing arrangement assets consisted of capitalized implementation costs of $2.7 million. No amortization expense associated with the Company’s cloud computing arrangements has been recognized during the year ended December 31, 2020. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Impairment of long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value of the related asset. During the years ended December 31, 2020, 2019, and 2018, no impairments were recorded.
Leases
On January 1, 2019, the Company adopted the new lease standard, Accounting Standards Codification (“ASC”) 842, Leases, which is intended to increase transparency and comparability among organizations by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The most significant change arising from the new standard is the recognition of right-of-use (“ROU”) assets and lease liabilities for leases classified as operating leases. Under the standard, disclosures are required to enable financial statement users to assess the amount, timing, and uncertainty of cash flows arising from the leases. Initial implementation of the standard did not have a material impact on the consolidated financial statements, but required additional disclosures.
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
Derivative liability
The derivative liability is recorded at fair value, which is estimated using a Monte Carlo simulation for estimated future contingent royalty and milestone payments. The liability is measured quarterly with any change in fair value recorded in other income (expense) in the consolidated statements of operations.
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
Research and development costs
Research and development costs consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, an allocation of facility expenses and overhead expenses, and other external expenses. Research and development costs are expensed as incurred and were $205.4 million, $109.3 million and $45.7 million for the years ending December 31, 2020, 2019, and 2018, respectively. Research and development costs that are paid in advance of performance are deferred as a prepaid expense and amortized over the service period as the services are provided.

Grants and credits
The Company sometimes receives assistance from third-party entities such as governmental or non-profit agencies. When assistance is received from a governmental entity, the Company first determines whether the payment represents revenue by considering factors such as whether a commercial purpose exists for the payments and whether the required activity to qualify for the assistance relates to the Company’s ongoing activities. If the Company concludes that the assistance is revenue, the Company applies ASC 606, Revenue from Contracts with Customers. If the assistance is in the form of an income tax credit, the Company applies the guidance in ASC 740, Income Taxes. When the Company determines that the assistance is not revenue and does not fall within the scope of ASC 740, it applies International Accounting Standard 20, Accounting for Government Grants and Disclosure of Government Assistance. Typically, government grants may be considered related to assets or related to income. The Company generally records grants from governmental and non-profit agencies related to income as a reduction in research and development expense. Grants are recognized when there is reasonable assurance that the Company will comply with the conditions attached to the grant arrangement and the grant will be received. Grant payments received related to research and development costs incurred prior to the approval of the qualifying program are recognized immediately upon approval of the program by the grantor.
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
On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition. The new revenue standard applies to all contracts with customers except for contracts that are within the scope of other standards. The new guidance provides a five-step framework through which revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that the Company concludes are within the scope of the new revenue recognition standard, management performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price, including whether there are any constraints on variable consideration; (iv) allocates the transaction price to the performance obligations; and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. At contract inception, once a contract is determined to be within the scope of the new revenue standard, Dicerna assesses whether individual goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods or services until a distinct bundle is identified. Dicerna allocates the transaction price (the amount of consideration to which the Company expects to be entitled in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which Dicerna expects to be entitled at each measuring period.
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
Licenses of intellectual property
If a license granted to a customer to use the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from consideration allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, to conclude upon the appropriate method of measuring progress for purposes of recognizing revenue related to consideration allocated to the performance obligation.
Research and development services
Arrangements that include a promise for the Company to provide research or development services are assessed to determine whether the services are capable of being distinct, are not highly interdependent or do not significantly modify one another, and if so, the services are accounted for as a separate performance obligation as the services are provided to the customer. Otherwise, when research or development services are determined not to be capable of being distinct, such services are added to the performance obligation that includes the underlying license. For research and development services that are bundled with other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, to conclude upon the appropriate method of measuring progress for purposes of recognizing revenue related to consideration allocated to the performance obligation. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
Options
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
Milestone payments
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

Royalties
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
Contract costs
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
Contract modifications
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
Stock-based compensation
The Company’s stock-based compensation cost is measured at the grant date of the stock-based award based on the fair value of the award and is recognized as expense over the requisite service period, which generally represents the vesting period, and includes an estimate of the awards that will be forfeited. The Company uses the Black-Scholes valuation model for estimating the fair value of stock options. The fair value of stock option awards is affected by the valuation assumptions, including the expected volatility based on comparable market participants, expected term of the stock option, risk-free interest rate, and expected dividends.
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

Net loss per common share
The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding. In periods of net income, the Company’s accounting policy includes allocating a proportional share of net income to participating securities, as determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods when the Company incurs a net loss, the Company does not allocate a loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of stock options, warrants, and nonvested restricted stock units that are outstanding during the period, except where such non-participating securities would be anti-dilutive.
The outstanding securities presented below were excluded from the calculation of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented.

	DECEMBER 31,
	2020	2019	2018
Options to purchase common stock	14,323,689	12,467,150	7,787,690
Nonvested restricted common stock	1,055,405	—	—
Warrants to purchase common stock	—	2,198	2,198
Total	15,379,094	12,469,348	7,789,888
Recent accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Simplifying the Accounting for Income Taxes, amending accounting guidance that simplifies the accounting for income taxes as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. For public business entities, ASU 2019-12 is required to be adopted effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the effect this standard will have on its financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The FASB subsequently issued amendments to ASU 2016-13 which had the same effective date as ASU 2016-13 of January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used and establish additional disclosures related to credit risks associated with financial assets. The adoption of this standard did not have a significant impact on the Company’s financial statements, but required additional disclosures.
3.    HELD-TO-MATURITY INVESTMENTS
A summary of the Company’s held-to-maturity investments is presented below:

	DECEMBER 31, 2020
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$442,820	$163	$(12)	$442,971

	DECEMBER 31, 2019
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$196,065	$160	$(6)	$196,219
The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments.

4.    FAIR VALUE MEASUREMENTS
A summary of the Company’s assets and liabilities that are measured or disclosed at fair value on a recurring basis is presented below:

	DECEMBER 31, 2020
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$126,006	$126,006	$—	$—
Held-to-maturity investments
U.S. Treasury securities	442,971	—	442,971	—
Restricted cash equivalents
Money market funds	6,362	6,362	—	—
Total financial assets	$575,339	$132,368	$442,971	$—

Financial liabilities
Derivative liability	6,000	—	—	6,000
Total financial liabilities	$6,000	$—	$—	$6,000

	DECEMBER 31, 2019
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$152,903	$152,903	$—	$—
Held-to-maturity investments
U.S. Treasury securities	196,219	—	196,219	—
Restricted cash equivalents
Money market funds	3,894	3,894	—	—
Total financial assets	$353,016	$156,797	$196,219	$—
The Company’s cash equivalents and restricted cash equivalents, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of December 31, 2020 and 2019. Restricted cash equivalents represent money market investments which secure letters of credit established in connection with the Company’s facility leases.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore the amortized cost approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of December 31, 2020 and 2019.
The Company’s derivative liability associated with certain contingent payments under our collaboration agreement with Alnylam is classified within Level 3 of the fair value hierarchy because the fair value utilizes unobservable inputs for which there is no market data and therefore requires the Company to develop its own assumptions. Such assumptions include the probability of success of development, the probability that Alnylam exercises its commercialization option, the timing of regulatory approval and the first commercial sale, and the volume of sales.
As of December 31, 2020 and 2019, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.

5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	DECEMBER 31,
	2020	2019
Prepaid clinical, contract research, and manufacturing costs	$9,651	$4,288
Interest receivable	1,345	918
Prepaid insurance	817	583
Other prepaid expenses and other current assets	2,590	1,145
Prepaid expenses and other current assets	$14,403	$6,934
6.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:

	DECEMBER 31,
	2020	2019
Laboratory equipment	$8,637	$9,147
Office and computer equipment	2,049	2,425
Furniture and fixtures	1,251	1,569
Leasehold improvements	1,003	257
Construction-in-process	10,038	238
Property and equipment, at cost	22,978	13,636
Less: accumulated depreciation and amortization expense	(5,432)	(6,560)
Property and equipment, net	$17,546	$7,076
Depreciation and amortization expense was $2.2 million, $1.3 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018.
7.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consist of the following:

	DECEMBER 31,
	2020	2019
Accrued clinical, contract research, and manufacturing costs	$9,297	$10,347
Accrued compensation and other employee-related benefits	14,031	7,298
Accrued professional fees	2,117	1,519
Other accrued expenses and current liabilities	2,616	878
Total	28,061	$20,042
8.    COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS
Alnylam collaboration and patent cross-license agreements
Background
On April 3, 2020, the Company and Alnylam (collectively, the “parties”) entered into a Collaboration and License Agreement (the “A1AT Agreement”) and a Patent Cross License Agreement (the “PH Agreement”). Pursuant to the A1AT Agreement, Dicerna will lead efforts on investigational RNAi therapeutics for the treatment of alpha-1 antitrypsin (“AAT”) deficiency (“AATD”)-associated liver disease (“AATLD”). Pursuant to the PH Agreement, the parties completed a cross-license of their respective intellectual property for Alnylam’s lumasiran and Dicerna’s nedosiran investigational programs for the treatment of primary hyperoxaluria (“PH”). No upfront cash consideration was exchanged in either transaction.

Pursuant to the A1AT Agreement, Alnylam’s AAT product (ALN-AAT02, or the “Alnylam Product”) and Dicerna’s AAT product (belcesiran, or the “Dicerna Product”) would be explored for the treatment of AATLD. Under the A1AT Agreement, the Company obtained an exclusive worldwide license to Alnylam’s intellectual property to exploit the Alnylam Product. Dicerna assumed responsibility for the development of both the Alnylam Product and the Dicerna Product at its cost. Dicerna selected belcesiran to advance in development for the treatment of patients with AATLD. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt-in to commercialize belcesiran in countries outside the U.S. where it already has a commercialization infrastructure in place (the “Commercialization Option”). If Alnylam exercises its Commercialization Option, the parties will share future development costs. Further, each party will pay tiered royalties to the other party based on a percentage of net product sales generated in its territory ranging from low single-digits to high teens. In the event Alnylam waives its Commercialization Option, the Company will retain worldwide rights to commercialize belcesiran in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $45.0 million, and royalties will be payable to Alnylam based on net product sales in the low to mid-single-digits. As a result of these uncertain contingent payments the Company may owe to Alnylam, the Company recorded a derivative liability on the consolidated balance sheet for the year ended December 31, 2020. The A1AT Agreement is subject to customary termination provisions, and the Company may terminate the A1AT Agreement at any time without cause following the notice period described in the A1AT Agreement.
Pursuant to the PH Agreement, the parties granted to each other a perpetual non-exclusive cross-license to their respective intellectual property related to their respective PH treatment investigational programs to ensure that each party has the freedom to develop and commercialize its respective product with Alnylam’s lumasiran targeting glycolate oxidase (“GO”) for the treatment of PH type 1 and Dicerna’s nedosiran targeting lactate dehydrogenase A (“LDHA”) for the treatment of PH types 1, 2, and 3. Each party will have sole discretion concerning the research and development of its products in the field. In exchange for the license, Alnylam is required to pay mid- to high-single-digit royalties to Dicerna based on global net sales of lumasiran and Dicerna is required to pay low-single-digit royalties to Alnylam on global net sales of nedosiran. The PH Agreement cannot be terminated by either party for the other party’s breach. However, either party may terminate the PH Agreement or may reduce the royalty payable to the other party upon a patent-related challenge by the other party unless the challenge is withdrawn and no longer pending within the time periods specified in the PH Agreement. Further, the PH Agreement will terminate upon the expiration of the last-to-expire patent rights licensed thereunder.
Accounting Analysis
The Company determined that the A1AT Agreement and the PH Agreement represent separate agreements for accounting purposes, as the transactions have different commercial objectives, the consideration under each contract is not dependent upon the price or performance of the other contract, and the goods or services under each contract are separate performance obligations.
A1AT Agreement
The Company concluded that the A1AT Agreement was within the scope of ASC 606, Contracts with Customers, as the provision of research and development services is considered an output of the entity’s ordinary activities in exchange for consideration.
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
As described above, Dicerna may be required to pay contingent milestones and royalties to compensate Alnylam for the license provided under the agreement. Given the uncertainty associated with these contingent payments, the Company recognized $6.0 million of other expense in the three months ended December 31, 2020.
The Company has recorded development costs incurred under the A1AT Agreement as research and development expenses in the Company’s consolidated statement of operations.

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
The Company has recorded costs related to its PH program as research and development expenses in the Company’s consolidated statement of operations.
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
The Company is working exclusively with Novo during the research collaboration period on the discovery, research, development, and commercialization of hepatocyte targets subject to certain exclusions including those targets subject to the Company’s existing partnerships, and Novo is, during a specified discovery period, working exclusively with the Company in any new research and development of compounds and products directed to collaboration targets using small interfering RNA (“siRNA”) conjugated to the sugar N-acetyl-D-galactosamine (“GalNAc”) to reduce the expression of specific target genes in the liver. Under the Novo Collaboration Agreement, the Company is providing Novo with exclusive and non-exclusive licenses and manufacturing support to enable Novo to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Novo Collaboration Agreement, Novo paid the Company an upfront payment of $175.0 million, subject to delivery of target information, in January 2020. The Company is also eligible to receive an additional $75.0 million ($25.0 million at the end of each of the first three years of the Novo Collaboration Agreement), contingent upon the Company delivering GalXC molecules for a defined number of targets on an annual basis, and additional payments totaling up to approximately $357.5 million per target upon achievement of specified development, regulatory, and commercial milestones. In addition, Novo will pay the Company mid-single-digits to mid-teens royalties on product sales on a country-by-country and product-by-product basis until the later of 10 years after the date of first commercial sale of each product in such country, expiration of specified patent rights in such country, or the expiration of specified regulatory exclusivity in such country for GalXC products, subject to royalty step-down provisions set forth in the agreement.
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

During the fourth quarter of 2020, Novo nominated its first candidate under the Novo Collaboration Agreement. In conjunction with the nomination of the first development candidate, Dicerna earned a $2.5 million milestone, which the Company received in February 2021. Also during the fourth quarter of 2020, Novo confirmed that Dicerna met its annual obligation to deliver GalXC molecules for a defined number of targets for the first year of the Novo Collaboration Agreement, entitling the Company to a $25.0 million payment, which the Company received in February 2021.
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
The Company may be required to perform certain additional services after Novo’s nomination of a development candidate. These services include Phase 1-related activities, such as manufacturing through the approval of an IND application for a development candidate, research and development activities to support the filing of an IND application for the first development candidate, and other development services to support Novo’s development activities related to any development candidates. The Company will be reimbursed by Novo for these additional services. Because the provision of these additional goods and services are conditional on Novo electing to nominate a development candidate, the Company has concluded that these goods and services represent customer options and are not considered performance obligations.
The total transaction price for the Novo Agreements is $256.7 million, consisting of the total $175.0 million upfront compensation, the $75.0 million additional aggregate payments described above (payable in equal annual payments of $25.0 million), and a $4.2 million premium on the sale of shares under the Novo Share Issuance Agreement. The Company applied equity accounting guidance to measure the $45.8 million recorded in equity upon the issuance of the shares. The upfront payment of $175.0 million was payable to the Company upon the delivery of a bioinformatics package and mapping plan for at least one of the initial targets selected by Novo and was paid in January 2020. If the Novo Collaboration Agreement is terminated prior to the third anniversary of its effective date, the Company is entitled to 80% of the outstanding and unearned annual payments. The Company assumed that the mapped targets will be delivered and that the contract will not be canceled. The Company has experience with mapping targets, and therefore, concluded that such amount does not need to be constrained. Accordingly, the Company included the $75.0 million of additional payments in the transaction price. As Novo nominated its first candidate under the Novo Collaboration Agreement, Dicerna earned a $2.5 million milestone in the fourth quarter of 2020, and this milestone is included in the transaction price.
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

The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Novo Collaboration Agreement at December 31, 2020 was $242.8 million. As of December 31, 2020, the Company expected to recognize the balance of deferred revenue over the remaining portion of the five-year research term, or four years, which may be extended for up to two years.
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
The Roche Collaboration Agreement requires that Dicerna complete the ongoing Phase 1 clinical trial, along with additional Phase 1 cohorts that were requested by Roche for which Roche will reimburse the Company for the cost of the additional cohorts, after which Roche will lead the development and commercialization of the RG6346 program. Roche also had until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche, (each a “Selected Target”), which are intended primarily to treat HBV. Under an amendment to the Roche Collaboration Agreement in June 2020, Roche and Dicerna agreed to extend the date for nomination of targets from December 31, 2020 to January 15, 2021, subject to further potential extension by the parties due to the COVID-19 global pandemic shutdowns. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Company’s and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company is providing Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement. In April 2020, Roche nominated the first of up to five targets under the research and development portion of the Roche Collaboration Agreement.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Roche Collaboration Agreement at December 31, 2020 was $136.3 million. As of December 31, 2020, the Company expects to recognize the balance of deferred revenue during the estimated three-year research term, which may be extended for up to two years.
Lilly collaboration and share purchase agreements
Background
On October 25, 2018, the Company entered into a Collaboration and License Agreement with Lilly (the “Lilly Collaboration Agreement”) for the discovery, development, and commercialization of potential new medicines in the areas of cardiometabolic disease, neurodegenerative diseases, and pain. Under the terms of the Lilly Collaboration Agreement, the Company and Lilly will use the Company’s proprietary GalXC RNAi technology to progress new drug targets toward clinical development and commercialization. In addition, the Company and Lilly will collaborate on non-liver (i.e., extrahepatic) tissues, including neural tissues.
The Company will work exclusively with Lilly in the neurodegenerative disease and pain fields, with the exception of mutually agreed upon orphan indications. Additionally, the Company will work exclusively with Lilly on select targets in the cardiometabolic field. Under the Lilly Collaboration Agreement, the Company will provide Lilly with exclusive and non-exclusive licenses to support the companies’ activities and to enable Lilly to commercialize products derived from or containing compounds developed pursuant to such agreement. The Lilly Collaboration Agreement provides for three initially named hepatocyte targets, and the Company and Lilly developed research programs with the goal of researching and developing multiple lead candidates directed to each of these initial targets. The Lilly Collaboration Agreement contemplates in excess of ten targets.
Lilly paid the Company a non-refundable upfront payment of $100.0 million. The Company is also eligible to receive up to $350.0 million per target in development and commercialization milestones, in addition to a $5.0 million payment, which will become due for each of the extrahepatic targets when a product candidate achieves proof of principle in an animal model. In addition, the Company is eligible to earn mid-single- to low-double-digit royalties on product sales on a country-by-country and product-by-product basis until the later of expiration of patent rights in a country, the expiration of data or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
Simultaneously with the entry into the Lilly Collaboration Agreement, the Company and Lilly entered into a Share Purchase Agreement (the “Lilly Share Issuance Agreement”), pursuant to which Lilly purchased 5,414,185 shares of the Company’s common stock at $18.47 per share, for an aggregate purchase price of $100.0 million.
During the fourth quarter of 2020, Dicerna achieved a milestone associated with the first filing of an Investigational New Drug (“IND”) application for LY3561774, targeting the ANGPTL3 gene for the treatment of dyslipidemia, with the FDA, entitling the Company to a $10.0 million payment. The Company received this payment in the fourth quarter of 2020.
In February 2021, Lilly notified us of their decision to extend for an additional year the initial research collaboration term for the extrahepatic targets subject to the Lilly Collaboration Agreement. Under the agreement between the companies, Lilly has the option to extend the three-year initial research collaboration term for these extrahepatic targets for up to three consecutive one-year periods. This first extension allows the research program for these extrahepatic targets under the collaboration between the two companies to continue through October 2022.

Accounting Analysis
The Lilly Share Issuance Agreement is to be combined with the Lilly Collaboration Agreement (together, the “Combined Agreements”) for accounting purposes. The Company concluded that Lilly is a customer in this arrangement. As such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified contract promises under the Combined Agreements for licenses of intellectual property and know-how rights, associated research and development services for targets and for exploring new applications of the Company’s RNAi technology to non-liver targets, and participation on a joint steering committee. The Company determined that the contract promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that there was a single identified combined performance obligation. The total transaction price for the Combined Agreements is $158.7 million, consisting of the total $100.0 million upfront compensation, $48.7 million premium on the sale of shares under the Lilly Share Issuance Agreement, and $10.0 million milestone achievement of the first IND filing. The Company applied equity accounting guidance to measure the $51.3 million recorded in equity upon the issuance of the shares.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Lilly Collaboration Agreement at December 31, 2020 was $104.7 million. As of December 31, 2020, the Company expected to recognize the majority of this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022.
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
Accounting Analysis
The Company concluded that Alexion is a customer in this arrangement, and as such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified the following promises under the arrangement: (i) the grant of licenses of intellectual property and know-how rights; (ii) the option to select additional targets; (iii) the option to perform validation testing on additional targets; (iv) associated research and development services for the initial and, as applicable, additional targets; and (v) participation in the joint steering committee. The Company concluded that the research and development services were not capable of being distinct from the research and development licenses, and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. The Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion could not benefit from the granted license on its own or together with other resources that are readily available to Alexion, including relationships with oligonucleotide vendors who synthesize GalXC conjugates under contract with the Company. The Company also concluded that, while participation on the joint steering committee was capable of being distinct, participation is not distinct from the research and development services within the context of the contract, as they are both inputs to the combined output of a target that successfully achieves IND approval. As a result, the combination of the license of intellectual property together with the provision of research and development services and participation on the joint steering committee together represent the highest level of goods and services that can be deemed distinct.
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
The Alexion Collaboration Agreement transaction price is $48.2 million, which is comprised of the $22.0 million upfront payment, the $5.9 million equity premium identified upon issuance of the shares, as described above, $17.0 million in aggregate contingent milestone payments that were either received or probable of achievement and under the Company’s control, and $3.3 million of variable consideration for certain manufacturing initiatives reimbursed by Alexion.
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
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC molecules. These exercises expanded the companies’ existing research collaboration and license agreement to encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target, that will be recognized into revenue as the related services are performed.

The Company concluded that the Alexion Amendment modified the original agreement, as the transaction price was changed as a result of Dicerna assuming responsibility for certain manufacturing costs associated with the initial targets. For accounting purposes, the exercise of the options created a separate new arrangement from the Alexion Collaboration Agreement for the two new targets.
The Company concluded that Alexion is a customer in the Alexion Amendment. The Company identified the following promises under the Alexion Amendment: (i) the grant of licenses of intellectual property and know-how rights, and (ii) associated research and development services for the additional targets. The Company concluded that the research and development services were not capable of being distinct from the licenses and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. Similar to the initial targets, the Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion could not benefit from the granted license on its own or together with other resources that are readily available to Alexion. As a result, the combination of the license of intellectual property together with the provision of research and development services represents the highest level of goods and services that can be deemed distinct. Based on management’s assessments, the Company identified a single performance obligation, namely, the combined license and research and development services, for each of the two additional targets. The transaction price of the Alexion Amendment was determined to be $35.0 million, which is comprised of the $20.0 million in option exercise fees and $15.0 million in aggregate contingent milestone payments that were probable of achievement and under the Company’s control.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Alexion Agreements at December 31, 2020 was $46.5 million. As of December 31, 2020, the Company expects the majority of deferred revenue to be recognized through the third quarter of 2023.
The following table provides a summary of revenue recognized for the Alexion Agreement and the Alexion Amendment:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Alexion Agreement	$27,030	$4,405	$110
Alexion Amendment	5,213	—	—
Total	$32,243	$4,405	$110
The following tables provide a summary of deferred revenue balances for the Alexion Agreement and the Alexion Amendment:

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$9,216	$7,528	$16,744
Alexion Amendment	9,464	20,323	29,787
Total	$18,680	$27,851	$46,531

	DECEMBER 31, 2019
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$26,648	$6,348	$32,996
Alexion Amendment	1,197	18,803	20,000
Total	$27,845	$25,151	$52,996

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
Based on management’s evaluation, the $10.0 million non-refundable upfront fee and the $0.3 million agreed-upon reimbursable third-party expenses constituted the amount of the consideration to be included in the transaction price and were allocated to the performance obligation identified. None of the development milestones were included in the transaction price during the period, since none of such milestone amounts are within the control of the Company and are not considered probable to occur until confirmed by BI, at BI’s sole discretion. Any consideration related to commercial sales-based milestones (including royalties) will be recognized at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
BI contract amendment – Accounting Analysis
The exercise of the Second Target option on December 31, 2018 through the ATA created a new arrangement for accounting purposes, and management determined that the $5.0 million exercise price with the $0.7 million of reimbursable expenses was representative of the standalone selling price. Consistent with the reasons described related to the initial target, management concluded that the non-refundable Second Target option exercise fee (akin to an upfront payment) and reimbursable expenses constituted the amount of the consideration to be included in the transaction price and have been allocated to a single performance obligation. The basis for the conclusions regarding the treatment of development and sales-based milestones associated with the Second Target are consistent with those associated with the initial combined performance obligation under the BI Agreement. The Company reevaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company began recognizing the $5.7 million transaction price as revenue in January 2019 and continued through November 2020, which was the point when the Company’s obligation to provide research support services to BI for the Second Target ended. There were no unsatisfied performance obligations under the BI ATA at December 31, 2020.
In addition to establishing the terms of the Second Target option exercise, the ATA also amended the BI Agreement to provide the parties the opportunity to consider the development of product candidates targeting a further additional target gene (the “Third Target Option”). Per the ATA, if BI elects to exercise the Third Target Option following Dicerna’s presentation of data for a new product candidate, the parties must also agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to the Company, and upon such agreement and consummation of such exercise, BI would make an option fee payment to the Company of $5.0 million. This option exercise fee is consistent with the Second Target option exercise fee, which management concluded was representative of the standalone selling price. If BI chooses to exercise the Third Target Option, the Company will be responsible for the discovery and initial profiling of the product candidates, including primary preclinical studies, synthesis, and delivery. BI will be responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further preclinical development, clinical development, manufacturing, and commercialization of those products. If the Third Target Option is exercised, such exercise would result in a new arrangement for accounting purposes, as the licensing rights and research and development services underlying the Third Target Option are distinct from those associated with the initial and Second Targets.
Collaboration partners financial summary
Payments received from our collaboration partners during the year ended December 31, 2020 were as follows:

AMOUNT
Novo	$175,000
Roche	201,981
Lilly	10,000
Alexion	22,594
BI	260
Total	$409,835

The following table provides a summary of revenue recognized:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Novo	$13,874	$—	$—
Roche	73,927	—	—
Lilly	41,529	13,127	—
Alexion	32,243	4,405	110
BI	2,734	6,297	6,066
Other	—	75	—
Total	$164,307	$23,904	$6,176
The following tables provide a summary of deferred revenue balances:

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Novo	$30,169	$162,630	$192,799
Roche	49,493	81,273	130,766
Lilly	40,195	64,482	104,677
Alexion	18,680	27,851	46,531
Total	$138,537	$336,236	$474,773

	DECEMBER 31, 2019
	CURRENT	NONCURRENT	TOTAL
Novo	$813	$3,359	$4,172
Roche	118,094	81,906	200,000
Lilly	63,233	72,314	135,547
Alexion	27,845	25,151	52,996
BI	2,273	—	2,273
Total	$212,258	$182,730	$394,988

During the years ended December 31, 2020, 2019, and 2018, the Company recognized the following revenues as a result of changes in contract liability balances:

	YEAR ENDED DECEMBER 31,
Revenue recognized in the period from:	2020	2019	2018
Amounts included in deferred revenue at the beginning of the period (1)	$149,716	$23,829	$6,066
Performance obligations satisfied (or partially satisfied) in previous reporting periods (2)	$2,109	$—	$—

(1) The Company determines the revenue recognized in each period from contract liabilities by first attributing revenue to the     individual contract liability balance outstanding at the beginning of the period. If additional consideration is received on those contracts in subsequent periods, we assume all revenue recognized in the reporting period first applies to the beginning contract liability as opposed to the new consideration for the period.

(2) Relates to changes in estimated costs for the Company’s future performance obligations and estimated variable consideration.
9.    STOCKHOLDERS' EQUITY
Preferred stock
The Company has authorized up to 5,000,000 shares of preferred stock, $0.0001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences, as shall be determined by the Company’s Board of Directors upon its issuance. At December 31, 2020 and 2019, there were no shares of preferred stock outstanding.
Issuances of Common Stock
On April 20, 2018, the Company entered into a Share Issuance Agreement with Alnylam (“Alnylam Share Issuance Agreement”), pursuant to which the Company agreed to issue to Alnylam 983,208 shares in satisfaction of the Company’s obligation under the Settlement Agreement to deliver shares to Alnylam (see Note 14). The Alnylam Share Issuance Agreement contains customary representations and warranties of each party. The transaction contemplated by the Alnylam Share Issuance Agreement was closed on April 24, 2018.
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
On February 6, 2020, the Company issued and sold an aggregate of approximately $40.0 million of shares of its common stock to a single institutional investor pursuant to a common stock Sales Agreement with Cowen and Company, LLC as the sales agent. In this transaction, the Company sold an aggregate of 2,077,500 shares of common stock at a price of $19.25 per share, resulting in net proceeds of approximately $39.2 million after a deduction of approximately $0.8 million in sales commissions. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the SEC on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.
10.    STOCK-BASED COMPENSATION
Equity Incentive Plans
As of December 31, 2020 the Company’s approved equity incentive plans include: the Third Amended and Restated 2007 Employee, Director and Consultant Stock Plan (“2007 Plan”); the 2010 Employee, Director and Consultant Equity Incentive Plan (“2010 Plan”); the 2014 Employee Stock Purchase Plan (“2014 ESPP”); the Amended and Restated 2014 Performance Incentive Plan (“2014 Plan”); and the 2016 Inducement Plan (“2016 Plan”). These plans are administered by the Board of Directors and permit the granting of stock options, stock appreciation rights, stock bonuses, restricted stock, performance stock, stock units, phantom stock, or similar rights to purchase or acquire shares. Upon adoption of the 2014 Plan, the Company no longer grants new equity awards under its 2007 Plan or 2010 Plan.
Amended and Restated 2014 Performance Incentive Plan
On January 14, 2014, the Board of Directors adopted the 2014 Plan which authorized the issuance of up to 1,900,000 shares of the Company’s common stock, with an additional increase on the first trading day in January of each calendar year during the term of the plan by an amount equal to 4.0% of the total number of shares of Common Stock issued and outstanding on December 31 of the immediately preceding calendar year. In June 2015, the 2014 Plan was amended to increase the replenishment percentage to 5.0% of outstanding common shares outstanding on December 31 of the immediately preceding calendar year and to allow the reissuance thereunder of awards and grants that expire or are canceled, terminated, forfeited, or fail to vest under the 2007 Plan and 2010 Plan, as amended. Stock options for new hires granted under this plan generally vest 25% after 12 months, followed by ratable vesting over the remaining 36-month term and expire 10 years from the grant date. Annual promotional and incentive-related grants generally vest ratably over a period of 48 months. As of December 31, 2020, there were 9,262,744 stock options outstanding, 630,755 restricted stock awards outstanding, and 2,189,910 shares of common stock reserved for future issuance under the 2014 Plan.
Inducement Grants
During 2014 and 2015, the Company granted 470,272 and 450,700 stock options, respectively, as inducement material to individuals entering into employment with the Company (“Inducement Grants”). The Inducement Grants were approved by the Compensation Committee of the Company’s Board of Directors and were awarded in accordance with Nasdaq Listing Rule 5635(c)(4) and outside of the 2014 Plan. As such, any shares underlying the Inducement Grants are not, upon forfeiture, cancellation, or expiration, returned to a pool of shares reserved for future issuance. As of December 31, 2020, there were 52,400 Inducement Grants that remained outstanding.
2016 Inducement Plan
On March 4, 2016, the Board of Directors adopted the 2016 Plan pursuant to which the Company may grant options to purchase common shares as an inducement to individuals to join the Company. The 2016 Plan, as adopted, allowed the Company to deliver up to 250,000 shares (the “Share Limit”) of its common stock to eligible persons, as defined. The Share Limit is subject to adjustment as contemplated by the provisions of the 2014 Plan. In February and May 2017, the Share Limit was adjusted to increase the pool of issuable options by 125,000 and 200,000 underlying shares, respectively. On December 11, 2018, the Board of Directors approved a resolution to further increase the Share Limit under the 2016 Plan by 2,700,000 to 3,275,000 underlying shares. In December 2019, the Company’s Board of Directors authorized an additional 2,900,000 shares for issuance under the 2016 Plan. As of December 31, 2020, there were 4,383,484 stock options outstanding, 424,650 restricted stock awards outstanding, and 895,114 shares of common stock reserved for future issuance under the 2016 Plan.

Stock-based compensation expense
The Company has classified stock-based compensation expense in its consolidated statements of operations as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Research and development	$20,157	$8,413	$3,062
General and administrative	18,754	10,409	4,826
Total	$38,911	$18,822	$7,888
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
The assumptions used in the Black-Scholes option-pricing model for all stock options granted during each period presented are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Common stock price	$15.61 - $26.62	$10.31 - $26.48	$9.14 - $15.74
Expected option term (in years)	5.50 - 6.08	5.28 - 6.08	5.50 - 6.25
Expected volatility	78.3% - 80.5%	78.3% - 80.8%	75.9% - 78.3%
Risk-free interest rate	—% - 1.7%	1.4% - 2.6%	2.3% - 3.0%
Expected dividend yield	0.0%	0.0%	0.0%
The table below summarizes the activity for stock options granted under the Company’s equity incentive plans:

	NUMBER OF OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL TERM (YEARS)	AGGREGATE INTRINSIC VALUE
OUTSTANDING – January 1, 2020	12,467,150	$11.38
Granted	4,376,125	$21.69
Exercised	(1,996,861)	$9.44
Forfeited/Canceled	(510,169)	$15.05
Expired	(12,556)	$21.14
OUTSTANDING – December 31, 2020	14,323,689	$14.66	7.4	$108,532
EXERCISABLE – December 31, 2020	7,317,376	$12.13	6.2	$72,968
VESTED AND EXPECTED TO VEST – December 31, 2020	13,723,693	$14.49	7.4	$106,213
The weighted-average grant date fair value of stock options granted during the years ended December 31, 2020, 2019, and 2018 was $14.83, $9.11, and $7.64 per share, respectively. As of December 31, 2020, there was $76.2 million of unrecognized compensation cost related to unvested employee stock options which are expected to be recognized over a weighted-average period of 2.75 years. The intrinsic value of stock options exercised was $25.7 million, $15.2 million, and $2.9 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company does not currently hold any treasury shares. Upon stock option exercise, the Company issues new shares and delivers them to the participant.

Restricted common stock
The table below summarizes the activity for restricted stock units granted under the Company’s equity incentive plans:

	UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE
NONVESTED RESTRICTED STOCK UNITS – January 1, 2020	—	$0.00
Granted	1,096,780	$21.72
Vested	—	$0.00
Forfeited	(41,375)	$22.11
NONVESTED RESTRICTED STOCK UNITS – December 31, 2020	1,055,405	$21.70
As of December 31, 2020, there was $17.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2014 Plan. That cost is expected to be recognized over a weighted-average period of 3.17 years.
Employee stock purchase plan
On January 28, 2014, the Company’s stockholders approved the 2014 ESPP, which authorized the issuance of up to 1,000,000 shares of common stock thereunder. The 2014 ESPP provides for an automatic reserve increase equivalent to the lesser of 1% of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year and 1,000,000 shares of common stock, unless otherwise determined by the Company’s Board of Directors. As of December 31, 2020, there were 3,505,629 shares of common stock authorized and 3,006,226 shares of common stock available for issuance under the 2014 ESPP.
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
Shares issued under the 2014 ESPP are considered compensatory. Accordingly, the Company is required to measure the fair value of the stock purchase rights granted and record compensation expense for share purchase rights granted under the 2014 ESPP. The fair values of the stock purchase rights are estimated using the Black-Scholes option-pricing model, which relies on a number of key assumptions in calculating the estimates of fair value. Stock-based compensation expense related to stock purchase rights under the 2014 ESPP was $1.0 million, $0.7 million, and $0.1 million for the years ended December 31, 2020, 2019, and 2018, respectively.
During the years ended December 31, 2020, 2019, and 2018, the Company issued 113,792, 122,999, and 118,239 shares of common stock under the 2014 ESPP, respectively. The weighted-average purchase prices of shares issued under the 2014 ESPP were $13.51, $6.97, and $2.61 per share for the years ended December 31, 2020, 2019, and 2018, respectively.

11.    401(K) PROFIT SHARING PLAN AND TRUST
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
Expense recognized by the Company for matching contributions made to the 401(k) Plan was $2.3 million, $1.2 million, and $0.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. There were no discretionary profit-sharing contributions made by the Company during the years ended December 31, 2020, 2019, or 2018.
12.    INCOME TAXES
The Company has no current and no deferred income tax expense for the years ended December 31, 2020 and 2019. The Company did not record a federal income tax provision or benefit for the years ended December 31, 2020, 2019, or 2018.
The reconciliation between income taxes computed at the federal statutory income tax rate and the provision for (benefit from) income taxes is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
Foreign rate differential	—%	(5.9)%	(9.5)%
Tax credits	19.6%	—%	—%
Net operating loss limitation	1.9%	17.0%	(23.0)%
Change in valuation allowance	(39.6)%	(29.7)%	10.6%
Foreign income/GILTI (a)	—%	(8.0)%	—%
Stock-based compensation expense	(2.9)%	1.7%	0.4%
Other	—%	3.9%	0.5%
Total	—%	—%	—%
(a) GILTI represents Global Intangible Low-Tax Income

The components of the Company’s deferred tax assets and liabilities are as follows:

	DECEMBER 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$84,653	$58,319
Capitalized research and development costs	318	415
Research and development credit carryforwards	30,580	7,386
Lease liability	15,107	6,905
Stock-based compensation expense	14,911	11,751
Depreciation expense and other costs	1,346	408
Derivative liability	1,724	—
Deferred tax assets	148,639	85,184
Deferred tax liabilities:
Right-of-use assets	(14,848)	(6,833)
Intangible assets	(2,679)	(1,939)
Deferred revenue	(1,688)	(492)
Deferred tax liabilities	(19,215)	(9,264)
Valuation allowance	(129,424)	(75,920)
Net deferred tax assets	$—	$—
As a result of certain changes in applicable Cayman Islands law, certain changes in U.S. tax law, and related business considerations, the Company undertook certain restructuring transactions in 2019 that resulted in the liquidation of Dicerna Cayman, which was a wholly owned subsidiary of Dicerna Pharmaceuticals, Inc. that previously held intellectual property rights. That liquidation was accomplished initially via an election to treat Dicerna Cayman as a disregarded entity separate from Dicerna Pharmaceuticals, Inc. for U.S. federal income tax purposes, effective July 1, 2019; thereafter, Dicerna Cayman was dissolved under applicable Cayman Islands law. As a result of these transactions, all the pre-liquidation assets and liabilities of Dicerna Cayman, including certain intellectual property rights, are now assets and liabilities of Dicerna Pharmaceuticals, Inc.
Management has evaluated the positive and negative evidence bearing upon the realizability of the Company’s net deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of the net deferred tax assets. As a result, the Company has recorded a full valuation allowance at December 31, 2020 and 2019.
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
As of December 31, 2020, the Company had approximately $279.6 million of federal net operating losses, of which $125.1 million is subject to the IRC 382 limitation. None of these IRC 382 limited net operating losses are expected to expire before utilization. As of December 31, 2020, the Company had $324.0 million of state net operating loss carryforwards. If not utilized, the federal and state net operating loss carryforwards expire starting in 2029 and 2030, respectively. Additionally, as of December 31, 2020, the Company had $29.9 million of federal and $6.1 million of Massachusetts tax credits that expire starting in 2028 and 2023, respectively.
As of December 31, 2020 and 2019, the Company had $5.5 million and $3.0 million of unrecognized tax benefits, respectively, all of which would affect income tax expense if recognized, before consideration of the Company’s valuation allowance. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. The Company recognizes both interest and penalties associated with uncertain tax positions as a component of income tax expense. As of December 31, 2020 and 2019, the Company had no accrued penalties or provisions for interest.

A reconciliation of the gross unrecognized tax benefits are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019
Unrecognized tax benefits at the beginning of the period	$3,040	$1,631
Increases for current tax positions	2,847	1,426
Decreases for current tax positions	—	—
Increases for previous tax positions	1,350	—
Decreases for previous tax positions	(1,769)	(17)
Unrecognized tax benefits at the end of the period	$5,468	$3,040
The Company files income tax returns in the United States, the Commonwealth of Massachusetts, Colorado, Maryland, North Carolina, New York, and New Jersey. The tax years 2008 through 2019 remain open to examination by these jurisdictions, as carryforward attributes generated in past years may be adjusted in a future period. The Company is not currently under examination by the Internal Revenue Service or any other jurisdiction for these years. The Company has not recorded any interest or penalties for unrecognized tax benefits since its inception.
13.    LEASES
75 Hayden Avenue
On January 14, 2020, the Company entered into a non-cancelable real property lease agreement for 61,282 square feet of laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts. The original term commenced during the fourth quarter of 2020 and is for 125 months with options to extend for two additional successive periods of five years thereafter. Payments for the extensions are not included in measurement of the ROU asset and lease liability, as it is not reasonably certain that the Company will exercise its options to extend the lease term. The aggregate total fixed rent for the original lease is approximately $41.8 million with the annual fixed rental payments escalating from $3.6 million to $4.8 million during the original term. In conjunction with the agreement, the Company was required to establish a $1.5 million letter of credit that has been secured by money market investments and presented as restricted cash equivalents.
The interest rate implicit in the lease agreement is not readily determinable, and as such, the Company utilizes its incremental borrowing rate to calculate the lease liability, which is the rate incurred to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment at the time the asset is made available to the Company.
On July 1, 2020, the Company entered into an amendment (the “75 Hayden Amendment”) to the 75 Hayden Avenue lease. The 75 Hayden Amendment expands the square footage leased under the 75 Hayden Avenue lease to contain a total of 91,728 rentable square feet. The 75 Hayden Amendment increased monthly base rent by an average of $0.2 million per month. Consistent with the terms of the original 75 Hayden Avenue lease, throughout the term of the amended 75 Hayden Avenue lease, the Company is responsible for paying certain variable costs and expenses, including insurance costs and a proportionate share of applicable taxes and operating expenses for the premises. In conjunction with the 75 Hayden Amendment, the Company was required to establish an additional $0.8 million letter of credit that has been secured by money market investments and presented as restricted cash equivalents.
33 Hayden Avenue
On January 2, 2019, Dicerna executed a lease for laboratory and office space in Lexington, Massachusetts (the “Lexington Lease”) that commenced for accounting purposes on November 3, 2019. The term of the Lexington Lease is seven years with approximately $30.1 million in fixed payments and consideration for the first partial calendar month. The Company has the option to extend the lease term at a prevailing market rate as of the extension date, which is seven years after the Lexington Lease commencement date. Payments for the extension is not included in measurement of the ROU asset and lease liability, as it is not reasonably certain that the Company will exercise its option to extend the lease term. As part of the Company’s lease agreement, the Company is required to establish a $2.8 million letter of credit, secured by money market investments, which is presented as restricted cash equivalents at December 31, 2020.

Colorado Leases
On August 26, 2019, the Company entered into a lease agreement for 15,781 square feet of office space in Boulder, Colorado (the “Original Colorado Lease”). The term of the Original Colorado Lease commenced for accounting purposes on December 4, 2020. The term of the Original Colorado Lease ends September 30, 2027 with approximately $3.0 million in aggregate fixed payments over the term of the lease arrangement. The Boulder Lease also provides the option to extend the term for up to two additional periods of 60 months each. Payments for the extensions are not included in measurement of the ROU asset and lease liability, as it is not reasonably certain that the Company will exercise its options to extend the lease term. As part of the agreement for the Boulder Lease, the Company was required to establish a $0.4 million letter of credit, secured by money market investments, which is presented as restricted cash equivalents at December 31, 2020 and 2019.
On February 4, 2020, the Company entered into an amendment to a real property lease agreement for its office location in Boulder, Colorado (“the First Colorado Lease Amendment”). The First Colorado Lease Amendment provided for an additional 6,985 square feet of office space within the same building. The term of the lease for the additional space provided for under the First Colorado Lease Amendment commenced on February 5, 2020. The term of the First Colorado Lease Amendment ends September 30, 2027 with approximately $1.5 million in aggregate fixed payments over the term of the lease arrangement. The Boulder Lease also provides the option to extend the term for up to two additional periods of 60 months each. As part of the agreement for the First Colorado Lease Amendment, the Company was required to establish a $0.2 million letter of credit, secured by money market investments, which is presented as restricted cash equivalents at December 31, 2020.
On July 8, 2020, the Company entered into a second amendment (the “Second Colorado Lease Amendment”) to the lease agreement dated August 26, 2019 for office space in Boulder, Colorado. The Second Colorado Lease Amendment provided the Company with permission to operate a designated area of the Original Colorado Premises as biotechnology laboratory space.
Payments due under the amended Colorado leases include fixed and variable payments. Variable payments relate to the Company’s share of the lessor’s operating costs associated with the underlying assets and are recognized when the event on which those payments are assessed occurs. The term for each of the lease components under the Amended Colorado Lease will end on September 30, 2027. The Company has the option to extend the term for two additional successive periods of five years thereafter.
Cambridge Leases
On July 11, 2014, the Company executed a noncancelable operating lease for office and laboratory space in Cambridge, Massachusetts (the “First Cambridge Lease”). The lease agreement, the term of which commenced on December 1, 2014, obligated the Company to make minimum payments totaling $9.6 million over a six-year lease term ending November 30, 2020. The Company had the option to extend the lease term for one additional five-year period, but did not extend and the lease ended. Rent expense was recorded on a straight-line basis. As part of the Company’s lease agreement, the Company established a $0.7 million letter of credit, secured by a money market investment, the balance of which is presented as restricted cash equivalents at December 31, 2020 and 2019. The Company also leases a small office in Cambridge, Massachusetts which has a 30-month term without a renewal option (the “Second Cambridge Lease” and together with the First Cambridge Lease, the “Cambridge Leases”).
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

Future lease payments for noncancelable leases as of December 31, 2020 are as follows:

	OPERATING LEASES (1)	FINANCE LEASES
2021	$7,351	$64
2022	8,480	60
2023	8,735	60
2024	8,997	56
2025	9,267	2
Thereafter	28,918	—
Total undiscounted lease payments	71,748	242
Less: imputed interest expense	(19,770)	(37)
Total lease liabilities	$51,978	$205
__________________________
(1) Excluded from the table above are a portion of our lease payments associated with our newest lease in Lexington, Massachusetts, as the space leased under the amendment has not commenced for accounting purposes as of December 31, 2020. Under generally accepted accounting principles, the commencement date is the date on which the asset is made available to the Company by the lessor.
The components of lease cost in the Company’s consolidated statements of operations are as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Operating leases
Fixed lease cost	$8,095	$2,747	$1,634
Variable lease cost	3,064	1,915	—
Total operating lease cost	$11,159	$4,662	$1,634

Finance lease
Amortization expense	$48	$6	$—
Interest expense	20	3	—
Total finance lease cost	$68	$9	$—
Amounts reported in the consolidated balance sheet for leases in which the Company is the lessee as of December 31, 2020 were as follows:

	OPERATING LEASES	FINANCE LEASES
Lease ROU assets	$60,843	$187
Lease liabilities	$51,978	205
Weighted-average remaining lease term	8.37	3.94
Weighted-average discount rate	8.00%	9.00%
Other information related to the Company’s leases is as follows:

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$10,420	$8,966	$1,634
Financing cash flows from finance leases	$45	$—	$—

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	$32,368	$32,412	$—
Finance leases	$48	$193	$—

14.    COMMITMENTS AND CONTINGENCIES
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
Legal proceedings
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of December 31, 2020 or 2019.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
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
Opinion on Internal Control Over Financial Reporting
We have audited the internal control over financial reporting of Dicerna Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 25, 2021, expressed an unqualified opinion on those financial statements.

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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
February 25, 2021
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There was no change in our internal control over financial reporting during the year ended December 31, 2020, which was identified in connection with our management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B.    OTHER INFORMATION

None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below will be set forth in the definitive proxy statement (the “Proxy Statement”) for our 2021 Annual Meeting of Stockholders to be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and is incorporated herein by reference.
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
(3)    Exhibits.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	February 5, 2014
3.3	Certificate of Designation of Redeemable Convertible Preferred Stock.	8-K	001-36281	3.1	March 30, 2017
3.4	Certificate of Elimination of the Redeemable Convertible Preferred Stock, dated as of December 29, 2017.	8-K	001-36281	3.1	December 29, 2017
4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-36281	4.1	February 28, 2020
4.2	Specimen Common Stock Certificate.	S-1	333-193150	4.1	January 28, 2014
4.2A	Form of Redeemable Convertible Preferred Stock Certificate.	8-K	001-36281	4.1	March 30, 2017
4.3	Form of Warrant to Purchase Common Stock.	S-1	333-193150	4.2	December 31, 2013
4.4	Form of Warrant to Purchase Preferred Stock.	S-1	333-193150	4.3	December 31, 2013
4.5	Form of Amended and Restated Registration Rights Agreement.	8-K	001-36281	10.2	March 30, 2017
4.5A	Form of First Amendment to Registration Rights Agreement.	8-K	001-36281	10.1	December 18, 2017
10.1+	2007 Employee, Director and Consultant Stock Plan, as amended (the “2007 Plan”).	S-1	333-193150	10.1	December 31, 2013
10.2+	Form of Restricted Stock Agreement under the 2007 Plan.	S-1	333-193150	10.2	December 31, 2013
10.3+	Form of Incentive Stock Option Agreement under the 2007 Plan.	S-1	333-193150	10.3	December 31, 2013
10.4+	Form of Non-Qualified Stock Option Agreement under the 2007 Plan.	S-1	333-193150	10.4	December 31, 2013
10.5+	2010 Employee, Director and Consultant Equity Incentive Plan, as amended (the “2010 Plan”).	S-1	333-193150	10.5	December 31, 2013
10.6+	Form of Stock Option Grant Notice and Stock Option Agreement under the 2010 Plan.	S-1	333-193150	10.6	December 31, 2013
10.7+	Form of Restricted Stock Agreement under the 2010 Plan.	S-1	333-193150	10.7	December 31, 2013
10.8+	2014 Employee Stock Purchase Plan.	S-1	333-193150	10.9	January 28, 2014
10.9+	Form of Indemnification Agreement by and between the Company and each of its directors.	S-1	333-193150	10.10	January 28, 2014
10.12	Lease agreement dated as of July 11, 2014, by and between the Company and King 87 CPD LLC.	10-Q	001-36281	10.5	November 6, 2014
10.14	Sales Agreement, dated as of March 12, 2015, between the Registrant and Cowen and Company, LLC.	S-3	333-202687	1.2	March 12, 2015
10.15+	Amended and Restated 2014 Performance Incentive Plan, as amended and restated on May 7, 2019.	10-Q	001-36281	10.2	May 10, 2019
10.16+	Form of Incentive Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.	10-K	001-36281	10.31	March 10, 2016
10.17+	Form of Non-Qualified Stock Option Agreement under the Amended and Restated 2014 Performance Incentive Plan.	10-K	001-36281	10.32	March 10, 2016

		Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
10.18+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Performance Incentive Plan.	10-Q	001-36281	10.3	November 5, 2020
10.19+	Form of Restricted Stock Unit Award Agreement under the Amended and Restated 2016 Inducement Plan.	10-Q	001-36281	10.4	November 5, 2020
10.21+	Offer Letter dated as of January 14, 2016 by and between the Company and John “Jack” Green.	10-K	001-36281	10.34	March 10, 2016
10.22+	Dicerna Pharmaceuticals, Inc. Amended and Restated 2016 Inducement Plan.	S-8	333-223648	4.3	March 14, 2018
10.23+	Form of Dicerna Pharmaceuticals, Inc. Non-Qualified Inducement Stock Option Agreement.	S-8	333-210071	4.2	March 10, 2016
10.24+	Form of Non-Plan Inducement Stock Option Agreement.	S-8	333-210071	4.4	March 10, 2016
10.25+	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Douglas M. Fambrough, III.	10-Q	001-36281	10.1	November 7, 2016
10.26+	Amended and Restated Employment Agreement dated as of July 8, 2016 by and between the Company and Bob. D. Brown.	10-Q	001-36281	10.2	November 7, 2016
10.27+	Amended and Restated Employment Agreement dated as of July 6, 2016 by and between the Company and James B. Weissman.	10-Q	001-36281	10.3	November 7, 2016
10.28+	Amended and Restated Employment Agreement dated as of November 4, 2016 by and between the Company and John B. Green.	10-Q	001-36281	10.4	November 7, 2016
10.29+	Amended and Restated Employment Agreement dated as of February 25, 2020 by and between the Company and John B. Green.	10-K	001-36281	10.29	February 28, 2020
10.30+	Amended and Restated Employment Agreement dated as of February 24, 2020 by and between the Company and James B. Weissman.	10-K	001-36281	10.30	February 28, 2020
10.31+	Amended and Restated Employment Agreement dated as of February 21, 2020 by and between the Company and Bob. D. Brown.	10-K	001-36281	10.31	February 28, 2020
10.32+	Amended and Restated Employment Agreement dated as of February 21, 2020 by and between the Company and Douglas M. Fambrough, III.	10-K	001-36281	10.32	February 28, 2020
10.33+	Amended and Restated Employment Agreement dated as of February 26, 2020 by and between the Company and Ralf Rosskamp.	10-K	001-36281	10.33	February 28, 2020
10.34	Form of Letter Agreement by and between the Company and Adam Koppel.	8-K	001-36281	10.3	March 30, 2017
10.35	Form of Redeemable Convertible Preferred Stock Purchase Agreement by and among the Company and seven institutional investors led by funds advised by Bain Capital Life Sciences L.P.	8-K	001-36281	10.1	March 30, 2017
10.36+	Employment Agreement, dated May 18, 2017, by and between the Company and Ralf Rosskamp.	10-Q	001-36281	10.3	August 10, 2017
10.37+	Transition Agreement dated as of April 16, 2020, by and between the Company and Ralf Rosskamp.	10-Q	001-36281	10.1	May 7, 2020
10.38	Collaborative Research and License Agreement, dated October 27, 2017, by and between the Company and Boehringer Ingelheim International GmbH.	10-K	001-36281	10.30	March 8, 2018
10.39	Letter Agreement entered into on December 13, 2017 by and between the Company and the holders of its redeemable convertible preferred stock.	8-K	001-36281	10.1	December 14, 2017
10.40†	Confidential Settlement Agreement and General Release, dated April 18, 2018, between the Company and Alnylam Pharmaceuticals, Inc.	10-Q	001-36281	10.1	August 8, 2018
10.41	Share Issuance Agreement, dated April 20, 2018, between the Company and Alnylam Pharmaceuticals, Inc.	10-Q	001-36281	10.2	August 8, 2018
10.42†	Collaborative Research and License Agreement, dated October 22, 2018, by and between the Company and Alexion Pharma Holding Unlimited Company.	10-K	001-36281	10.34	March 13, 2019
10.43	Alexion Share Issuance Agreement, dated October 22, 2018, by and between the Company and Alexion Pharma Holding Unlimited Company.	10-K	001-36281	10.35	March 13, 2019
10.44†	Collaboration and License Agreement, dated October 25, 2018, by and between the Company and Eli Lilly and Company.	10-K	001-36281	10.36	March 13, 2019
10.45	Lilly Share Issuance Agreement, dated October 25, 2018, by and between the Company and Eli Lilly and Company.	10-K	001-36281	10.37	March 13, 2019
10.46†	Additional Target Agreement, dated December 31, 2018, by and between the Company and Boehringer Ingelheim International GmbH.	10-K	001-36281	10.38	March 13, 2019
10.47††	Collaboration and License Agreement, dated October 30, 2019, by and between the Company, F. Hoffman-La Roche Ltd and Hoffman-La Roche Inc.	10-K	001-36281	10.46	February 28, 2020
10.48	First Amendment to Collaboration and License Agreement by and between the Company and F. Hoffman-La Roche Inc., dated as of May 22, 2020.	10-Q	001-36281	10.4	August 6, 2020
10.49	Second Amendment to Collaboration and License Agreement, by and between the Company and F. Hoffman-La Roche Inc., dated as of June 22, 2020.	10-Q	001-36281	10.5	August 6, 2020
10.50††	Collaboration and License Agreement, dated November 15, 2019, by and between the Company and Novo Nordisk A/S.	10-K	001-36281	10.47	February 28, 2020
10.51	Share Issuance Agreement, dated November 15, 2019, by and between the Company and Novo Nordisk A/S.	10-K	001-36281	10.48	February 28, 2020

		Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
10.52	Lease Agreement between the Company and Hayden Office Trust, dated as of January 2, 2019.	10-Q	001-36281	10.1	May 10, 2019
10.53	First Amendment to Lease Agreement between the Company and Hayden Office Trust, dated as of March 6, 2019.	10-Q	001-36281	10.1.1	May 10, 2019
10.54	Amendment to Indenture of Lease by and between the Company and HCP/King 75 Hayden LLC, dated as of July 1, 2020.	10-Q	001-36281	10.6	August 6, 2020
10.55	Lease Agreement between the Company and Western Office Portfolio Property Owner LLC, dated as of August 26, 2019.	10-Q	001-36281	10.1	November 11, 2019
10.56	First Amendment to Lease Agreement between the Company and Western Office Portfolio Property Owner LLC, dated as of February 4, 2020.	10-K	001-36281	10.52	February 28, 2020
10.57	Second Amendment to Lease Agreement between the Company and Western Office Portfolio Property Owner LLC, dated as of July 8, 2020.	10-Q	001-36281	10.7	August 6, 2020
10.58	Lease Agreement between the Company and HCP/King 75 Hayden LLC, dated as of January 14, 2020.	10-K	001-36281	10.53	February 28, 2020
10.59+	Employment Agreement dated as of June 19, 2019, by and between the Company and Robert Ciappenelli.	10-K	001-36281	10.54	February 28, 2020
10.60+	Amended and Restated Employment Agreement dated as of February 21, 2020, by and between the Company and Robert Ciappenelli.	10-K	001-36281	10.55	February 28, 2020
10.61+	Amended and Restated Employment Agreement dated as of February 21, 2020, by and between the Company and Regina Paglia.	10-Q	001-36281	10.1	August 6, 2020
10.62+	Transition Agreement dated as of February 27, 2020, by and between the Company and John B. Green.	10-K	001-36281	10.56	February 28, 2020
10.63	Collaboration and Cross License Agreement dated as of April 3, 2020, by and between the Company and Alnylam.	10-Q	001-36281	10.2	August 6, 2020
10.64	Patent Cross-License Agreement dated as of April 3, 2020, by and between the Company and Alnylam.	10-Q	001-36281	10.3	August 6, 2020
10.65+	Employment Agreement dated as of May 26, 2020, by and between the Company and Douglas Pagán.	8-K	001-36281	10.1	May 7, 2020
10.66+	Dicerna Pharmaceuticals, Inc. Non-Employee Director Compensation Policy.	8-K	001-36281	99.1	June 17, 2020
10.67+	Employment Agreement dated as of July 23, 2020, by and between the Company and Shreeram Aradhye.	10-Q	001-36281	10.1	November 5, 2020
10.68+	Employment Agreement dated as of September 16, 2020, by and between the Company and Ling Zeng.	10-Q	001-36281	10.2	November 5, 2020
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Accounting Firm.
24	Power of Attorney (reference is made to the signature page).
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Lexington, Commonwealth of Massachusetts on February 25, 2021.

By:	/s/ Douglas M. Fambrough, III
Douglas M. Fambrough, III, Ph.D. Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Douglas W. Pagán
Douglas W. Pagán Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSON BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Douglas M. Fambrough, III, Ph.D. and Douglas W. Pagán and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Douglas M. Fambrough, III	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
Douglas M. Fambrough, III, Ph.D.

/s/ Douglas W. Pagán	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2021
Douglas W. Pagán

/s/ J. Kevin Buchi	Chairman	February 25, 2021
J. Kevin Buchi

/s/ Stephen Doberstein	Director	February 25, 2021
Stephen Doberstein, Ph.D.

/s/ Martin Freed	Director	February 25, 2021
Martin Freed, M.D.

/s/ Patrick M. Gray	Director	February 25, 2021
Patrick M. Gray

/s/ Stephen J. Hoffman	Director	February 25, 2021
Stephen J. Hoffman, MD., Ph.D.

/s/ Adam M. Koppel	Director	February 25, 2021
Adam M. Koppel, M.D., Ph.D.

/s/ Marc Kozin	Director	February 25, 2021
Marc Kozin

/s/ Anna Protopapas	Director	February 25, 2021
Anna Protopapas

/s/ Cynthia Smith	Director	February 25, 2021
Cynthia Smith