Form 10-Q
period 2021-03-31
Dicerna Pharmaceuticals Inc
filed 2021-05-06
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days)    Yes ☑  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☑
As of April 30, 2021, there were 76,900,108 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

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
Trademarks
This Quarterly Report on Form 10-Q includes trademarks, service marks, and trade names owned by us or other companies. All trademarks, service marks, and trade names included in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks, service marks, and trade names in this report may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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
•Any inability to attract and retain qualified key management and personnel would impair our ability to implement our business plan.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	MARCH 31, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$159,111	$126,023
Held-to-maturity investments	385,773	442,820
Restricted cash equivalents, current	—	744
Contract receivables	31,267	34,713
Prepaid expenses and other current assets	18,349	14,403
Total current assets	594,500	618,703
NONCURRENT ASSETS:
Property and equipment, net	18,873	17,546
Right-of-use operating assets, net	59,030	60,843
Restricted cash equivalents, noncurrent	5,618	5,618
Other noncurrent assets	5,389	5,136
Total noncurrent assets	88,910	89,143
TOTAL ASSETS	$683,410	$707,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,276	$7,901
Accrued expenses and other current liabilities	28,850	28,061
Lease liability, current	4,067	3,439
Deferred revenue, current	137,954	138,537
Total current liabilities	182,147	177,938
NONCURRENT LIABILITIES:
Lease liability, noncurrent	47,571	48,744
Deferred revenue, noncurrent	318,318	336,236
Derivative liability	7,500	6,000
Other noncurrent liabilities	1,470	1,174
Total noncurrent liabilities	374,859	392,154
TOTAL LIABILITIES	557,006	570,092
COMMITMENTS AND CONTINGENCIES (NOTE 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 or December 31, 2020	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 76,583,874 and 75,757,213 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	794,424	775,809
Accumulated deficit	(668,028)	(638,063)
Total stockholders’ equity	126,404	137,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$683,410	$707,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Revenue	$47,603	$34,028
Operating expenses:
Research and development	56,038	43,171
General and administrative	20,672	16,023
Total operating expenses	76,710	59,194
Loss from operations	(29,107)	(25,166)
Other income (expense):
Interest income	280	2,613
Interest expense	(4)	(4)
Other (expense) income	(1,134)	65
Total other (expense) income	(858)	2,674
Net loss	$(29,965)	$(22,492)
Net loss per share – basic and diluted	$(0.39)	$(0.31)
Weighted average common shares outstanding – basic and diluted	76,255,532	72,919,378
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	THREE MONTHS ENDED MARCH 31, 2021
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2021	75,757,213	$8	$775,809	$(638,063)	$137,754
Exercises of common stock options	707,723	—	7,616	—	7,616
Vesting of restricted stock units	177,950	—	—	—	—
Shares withheld to cover taxes upon restricted stock unit vesting	(59,012)	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	—	12,413	—	12,413
Net loss	—	—	—	(29,965)	(29,965)
BALANCE – March 31, 2021	76,583,874	$8	$794,424	$(668,028)	$126,404

	THREE MONTHS ENDED MARCH 31, 2020
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2020	71,573,196	$7	$677,504	$(525,316)	$152,195
Exercises of common stock options	128,373	—	588	—	588
Stock-based compensation expense	—	—	8,527	—	8,527
Proceeds from issuance of common stock, net of commissions and offering costs of $904	2,077,500	—	39,088	—	39,088
Net loss	—	—	—	(22,492)	(22,492)
BALANCE – March 31, 2020	73,779,069	$7	$725,707	$(547,808)	$177,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	THREE MONTHS ENDED MARCH 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,965)	$(22,492)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	12,413	8,527
Change in fair value of derivative liability	1,500	—
Depreciation and amortization expense	821	535
Accretion (amortization) of premium on investments	783	(191)
Non-cash lease expense	2,654	1,803
Other	10	(62)
Changes in operating assets and liabilities:
Deferred revenue	(18,501)	156,074
Prepaid expenses and other assets	(4,164)	(6,802)
Accounts payable	3,282	957
Contract receivables	3,446	185,354
Accrued expenses and other liabilities	2,645	(488)
Lease liability	(1,624)	(2,131)
Net cash (used in) provided by operating activities	(26,700)	321,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	210,000	84,000
Purchases of held-to-maturity investments	(153,736)	(349,155)
Purchases of property and equipment	(3,378)	(1,380)
Other	—	15
Net cash provided by (used in) investing activities	52,886	(266,520)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent commissions	—	39,192
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(1,414)	—
Proceeds from exercises of stock options	7,582	588
Other	(10)	(12)
Net cash provided by financing activities	6,158	39,768
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	32,344	94,332
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	132,385	156,710
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$164,729	$251,042

	THREE MONTHS ENDED MARCH 31,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$—	$1,101
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$93	$259
NONCASH FINANCING ACTIVITIES
Common stock offering costs included in accounts payable or accrued expenses	$—	$104
Right-of-use assets acquired through financing leases	$—	$48

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Cash and cash equivalents	$159,111	$245,479
Restricted cash equivalents, noncurrent	5,618	5,563
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$164,729	$251,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Dicerna Pharmaceuticals, Inc. (the “Company” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence selectively genes that cause or contribute to disease. Using the Company’s proprietary GalXC™ and GalXC-Plus™ RNAi technologies, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on disease-causing genes in the liver, Dicerna has continued to innovate and is exploring new applications of its RNAi technology with GalXC-Plus, which expands on the functionality and application of the Company’s flagship liver-based GalXC technology, yet has the potential to treat diseases across multiple therapeutic areas. In addition to the Company’s own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and its collaborative partners, the Company currently has more than 20 active discovery, preclinical, or clinical programs focused on cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain.
COVID-19
On March 11, 2020, the World Health Organization declared the spread of the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption worldwide. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, and other public health safety measures.
Throughout 2020, Dicerna was impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which the Company operates. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. Those exemptions enabled some continued discovery research and activities supporting the Company’s collaborative agreements and its own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in the Company’s clinical trials, and Dicerna has undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 and monitors the Food and Drug Administration’s (“FDA”) and other health authorities’ guidance for the conduct of clinical trials during this time.
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

Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at March 31, 2021 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended March 31, 2021 and 2020. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for any other interim period, or for any other future year.
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
Recent accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, amending accounting guidance that simplifies the accounting for income taxes as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. For public business entities, ASU 2019-12 is required to be adopted effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material impact on our financial statements or related disclosures.
Summary of significant accounting policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.
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

The outstanding securities presented below were excluded from the calculation of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

	MARCH 31, 2021	MARCH 31, 2020
Options to purchase common stock	15,356,608	14,943,084
Nonvested restricted common stock	1,288,394	703,700
Warrants to purchase common stock	—	2,198
Total	16,645,002	15,648,982

3.    HELD-TO-MATURITY INVESTMENTS
A summary of the Company’s held-to-maturity investments is presented below:

	MARCH 31, 2021
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$385,773	$70	$(5)	$385,838

	DECEMBER 31, 2020
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$442,820	$163	$(12)	$442,971
The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected. The Company did not write off any accrued interest receivables during the three months ended March 31, 2021 and 2020.
The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell its investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost bases.
4.    FAIR VALUE MEASUREMENTS
A summary of the Company’s assets and liabilities that are measured or disclosed at fair value on a recurring basis is presented below:

	MARCH 31, 2021
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$159,047	$159,047	$—	$—
Held-to-maturity investments
U.S. Treasury securities	385,838	—	385,838	—
Restricted cash equivalents
Money market funds	5,618	5,618	—	—
Total financial assets	$550,503	$164,665	$385,838	$—

Financial liabilities
Derivative liability	$7,500	$—	$—	$7,500
Total financial liabilities	$7,500	$—	$—	$7,500

	DECEMBER 31, 2020
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$126,006	$126,006	$—	$—
Held-to-maturity investments
U.S. Treasury securities	442,971	—	442,971	—
Restricted cash equivalents
Money market funds	6,362	6,362	—	—
Total financial assets	$575,339	$132,368	$442,971	$—

Financial liabilities
Derivative liability	$6,000	$—	$—	$6,000
Total financial liabilities	$6,000	$—	$—	$6,000
The Company’s cash equivalents and restricted cash equivalents, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of March 31, 2021 and December 31, 2020. Restricted cash equivalents represent money market investments which secure letters of credit established in connection with the Company’s facility leases.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore the amortized cost approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of March 31, 2021 and December 31, 2020.
The Company does not enter into derivative financial instruments for speculative or trading purposes. The Company has a derivative liability associated with certain contingent payments under our collaboration agreement with Alnylam, which is classified within Level 3 of the fair value hierarchy because the fair value utilizes unobservable inputs for which there is no market data and therefore requires the Company to develop its own assumptions. Such assumptions include the probability of success of development, the probability that Alnylam exercises its commercialization option, the timing of regulatory approval and the first commercial sale, and the volume of sales.
The following table presents a rollforward of activity associated with the derivative liability during the three months ended March 31, 2021:

CONTINGENT PAYMENT DERIVATIVE LIABILITY
Balance, January 1, 2021	$(6,000)
Expense recognized in other (expense) income due to remeasurement of fair value of the liability	(1,500)
Balance, March 31, 2021	$(7,500)

It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during the periods presented.
As of March 31, 2021 and December 31, 2020, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
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
Pursuant to the A1AT Agreement, Alnylam’s AAT product (ALN-AAT02, or the “Alnylam Product”) and Dicerna’s AAT product (belcesiran, or the “Dicerna Product”) would be explored for the treatment of AATLD. Under the A1AT Agreement, the Company obtained an exclusive worldwide license to Alnylam’s intellectual property to exploit the Alnylam Product. Dicerna assumed responsibility for the development of both the Alnylam Product and the Dicerna Product at its cost. Dicerna selected belcesiran to advance in development for the treatment of patients with AATLD. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt-in to commercialize belcesiran in countries outside the U.S. where it already has a commercialization infrastructure in place (the “Commercialization Option”). If Alnylam exercises its Commercialization Option, the parties will share future development costs. Further, each party will pay tiered royalties to the other party based on a percentage of net product sales generated in its territory ranging from low single-digits to high teens. In the event Alnylam waives its Commercialization Option, the Company will retain worldwide rights to commercialize belcesiran in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $45.0 million, and royalties will be payable to Alnylam based on net product sales in the low to mid-single-digits. As a result of these uncertain payments the Company may owe to Alnylam, the Company has recorded a derivative liability on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The A1AT Agreement is subject to customary termination provisions, and the Company may terminate the A1AT Agreement at any time without cause following the notice period described in the A1AT Agreement.
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
As described above, Dicerna may be required to pay contingent milestones and royalties to compensate Alnylam for the license provided under the agreement. Given the uncertainty associated with these contingent payments, the Company established a derivative liability for these payments and recognized $6.0 million of other expense in the period ended December 31, 2020. In the three months ended March 31, 2021, the Company recognized an additional $1.5 million of other expense associated with this liability.
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
During the fourth quarter of 2020, Novo nominated its first candidate under the Novo Collaboration Agreement. Pursuant to the agreement, upon achievement of proof of principle of the first nominated candidate, Dicerna earned a $2.5 million milestone, which the Company received in February 2021. Also during the fourth quarter of 2020, Novo confirmed that Dicerna met its annual obligation to deliver GalXC molecules for a defined number of targets for the first year of the Novo Collaboration Agreement, entitling the Company to a $25.0 million payment, which the Company received in February 2021.
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
The total transaction price for the Novo Agreements is $256.7 million, consisting of the total $175.0 million upfront compensation, the $75.0 million additional aggregate payments described above (payable in equal annual payments of $25.0 million), a $4.2 million premium on the sale of shares under the Novo Share Issuance Agreement, and a $2.5 million milestone earned in the fourth quarter of 2020 for achieving proof of principle for the first candidate. The Company applied equity accounting guidance to measure the $45.8 million recorded in equity upon the issuance of the shares. The upfront payment of $175.0 million was payable to the Company upon the delivery of a bioinformatics package and mapping plan for at least one of the initial targets selected by Novo and was paid in January 2020. If the Novo Collaboration Agreement is terminated prior to the third anniversary of its effective date, the Company is entitled to 80% of the outstanding and unearned annual payments. The Company assumed that the mapped targets will be delivered and that the contract will not be canceled. The Company has experience with mapping targets, and therefore, concluded that such amount does not need to be constrained. Accordingly, the Company included the $75.0 million of additional payments in the transaction price.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential future preclinical, development, and regulatory variable consideration milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all potential future milestones were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Novo Collaboration Agreement at March 31, 2021 was $236.2 million. As of March 31, 2021, the Company expected to recognize the balance of deferred revenue over the remaining portion of the five-year research term, or four years, which may be extended for up to two years.

Roche collaboration agreement
Background
On October 30, 2019, the Company and Roche entered into a Collaboration and License Agreement (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, the Company and Roche will seek to progress RG6346, the companies’ investigational therapy in clinical development, toward worldwide development and commercialization, as well as provide an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of hepatitis B virus (“HBV”).
The Roche Collaboration Agreement requires that Dicerna complete the ongoing Phase 1 clinical trial, including additional Phase 1 cohorts that were requested by Roche for which Roche will reimburse the Company for the cost of the additional cohorts. Roche will lead the post-Phase 1 development and commercialization of the RG6346 program. Roche also had until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche, (each a “Selected Target”), which are intended primarily to treat HBV. Under an amendment to the Roche Collaboration Agreement in June 2020, Roche and Dicerna agreed to extend the date for nomination of targets from December 31, 2020 to January 15, 2021, subject to further potential extension by the parties due to the COVID-19 global pandemic shutdowns. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Company’s and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company is providing Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement. In April 2020, Roche nominated the first of up to five targets under the research and development portion of the Roche Collaboration Agreement.
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

The total transaction price for the Roche Collaboration Agreement is $232.1 million, consisting of the $200.0 million upfront payment, a $25.0 million milestone payment associated with Roche’s initiation of RG6346 in a Phase 2 combination trial, and the estimated reimbursement from Roche related to the additional cohorts. The Company used the most likely amount method to estimate the amount of reimbursement, which was considered variable consideration, related to the additional cohorts. As reimbursement will be made as the Company performs the related services, the Company concluded that such amount does not need to be constrained, and therefore, included the full amount of the estimated reimbursement by Roche in the transaction price.
The Company also estimated that the most likely amount for each potential future development and regulatory variable consideration milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all potential future milestones were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The Company allocated the $232.1 million transaction price to the performance obligations on a relative standalone selling price basis. The Company estimated the standalone selling price for the lead compound performance obligation using the adjusted market assessment approach, whereby the Company adjusted comparable third-party transactions to reflect the stage of development of the Company’s asset. To determine the estimated standalone selling price of the material right, the Company estimated the standalone selling price of the underlying performance obligations included in the material right and estimated the probability of Roche exercising such underlying performance obligations. The Company concluded that the research and development collaboration material right contained (i) five material rights to receive a selected target license and related research and development services, and (ii) three material rights to receive a replacement selected target license and related research and development services. Upon the nomination of a target, the Selected Target license and related research services through clinical candidate selection will be accounted for as a combined performance obligation. The value of the material right related to the Selected Target is included in the transaction price for the combined performance obligation. The variable consideration related to the reimbursement from Roche for the additional Phase 1 cohorts and any milestones and royalties that are achieved will be allocated specifically to the lead compound performance obligation, as this variable consideration relates specifically to the Company’s satisfaction of the lead compound performance obligation and such allocation has been determined to be consistent with the allocation objective of revenue recognition guidance.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Roche Collaboration Agreement at March 31, 2021 was $136.3 million. As of March 31, 2021, the Company expects to recognize the balance of deferred revenue during the estimated three-year research term, which may be extended for up to two years.
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
Accounting Analysis
The Company concluded that Lilly is a customer in this arrangement. As such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified contract promises under the Combined Agreements for licenses of intellectual property and know-how rights, associated research and development services for targets and for exploration new applications of the Company’s RNAi technology to non-liver targets, and participation on a joint steering committee. The Company determined that the contract promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that there was a single identified combined performance obligation. The total transaction price for the Combined Agreements is $158.7 million, consisting of the total $100.0 million upfront compensation, $48.7 million premium on the sale of shares under the Lilly Share Issuance Agreement, and $10.0 million milestone for the achievement of the first IND filing. The Company applied equity accounting guidance to measure the $51.3 million recorded in equity upon the issuance of the shares.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential future development milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all potential future milestones were excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Lilly Collaboration Agreement at March 31, 2021 was $98.0 million. As of March 31, 2021, the Company expected to recognize the majority of this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022.

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
The Alexion Collaboration Agreement transaction price is $50.9 million, which comprises the $22.0 million upfront payment, the $5.9 million equity premium identified upon issuance of the shares, as described above, $19.5 million in aggregate contingent milestone payments that were either received or probable of achievement and under the Company’s control, and $3.5 million of variable consideration for certain manufacturing initiatives reimbursed by Alexion.

The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential future development milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, such milestones were initially excluded from the transaction price. Management will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and will adjust the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC molecules. These exercises expanded the companies’ existing research collaboration and license agreement to now encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target, that will be recognized into revenue as the related services are performed.
The Company concluded that the Alexion Amendment modified the original agreement, as the transaction price was changed as a result of Dicerna assuming responsibility for certain manufacturing costs associated with the initial targets. For accounting purposes, the exercise of the options created a separate new arrangement from the Alexion Collaboration Agreement for the two new targets.
The Company concluded that Alexion is a customer in the Alexion Amendment. The Company identified the following promises under the Alexion Amendment: (i) the grant of licenses of intellectual property and know-how rights, and (ii) associated research and development services for the additional targets. The Company concluded that the research and development services were not capable of being distinct from the licenses and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. Similar to the initial targets, the Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion could not benefit from the granted license on its own or together with other resources that are readily available to Alexion. As a result, the combination of the license of intellectual property together with the provision of research and development services represents the highest level of goods and services that can be deemed distinct. Based on management’s assessments, the Company identified a single performance obligation, namely, the combined license and research and development services, for each of the two additional targets. The transaction price of the Alexion Amendment was determined to be $35.0 million, which comprises the $20.0 million in option exercise fees and $15.0 million in aggregate contingent milestone payments that were probable of achievement and under the Company’s control.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Alexion Agreements at March 31, 2021 was $41.4 million. As of March 31, 2021, the Company expects the majority of deferred revenue to be recognized through the third quarter of 2023.

The following table provides a summary of revenue recognized for the Alexion Agreement and the Alexion Amendment:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Alexion Agreement	7,189	$2,122
Alexion Amendment	628	640
Total	$7,817	$2,762

The following tables provide a summary of deferred revenue balances for the Alexion Agreement and the Alexion Amendment:

	MARCH 31, 2021
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$7,786	$4,490	$12,276
Alexion Amendment	—	29,158	29,158
Total	$7,786	$33,648	$41,434

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$9,216	$7,528	$16,744
Alexion Amendment	9,464	20,323	29,787
Total	$18,680	$27,851	$46,531

BI agreement and related amendment
Background
On October 27, 2017, the Company entered into a collaborative research and license agreement with BI (the “BI Agreement”), pursuant to which the Company and BI jointly research and develop product candidates for the treatment of chronic liver disease using GalXC. The BI Agreement is for the development of product candidates against one target gene with an option for BI to add the development of product candidates that target a second gene (the “Second Target”). Pursuant to the BI Agreement, Dicerna granted BI a worldwide license in connection with the research and development of such product candidates and transferred certain intellectual property rights of the selected product candidates to BI for clinical development and commercialization. Dicerna also may provide assistance to BI to help BI further develop selected product candidates. BI paid Dicerna a non-refundable upfront payment of $10.0 million for the first target. BI also agreed to reimburse Dicerna certain third-party expenses of $0.3 million.
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
BI contract amendment – Background
In October 2018, BI exercised its Second Target option, which entitled the Company to a non-refundable payment of $5.0 million and reimbursement of $0.7 million for certain third-party expenses. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed to in an Additional Target Agreement (the “ATA”), as amended, which was entered into on December 31, 2018.
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
Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company began recognizing the $5.7 million transaction price as revenue in January 2019 and continued through November 2020, which was the point when the Company’s obligation to provide research support services to BI for the Second Target ended. There were no unsatisfied performance obligations under the BI ATA at March 31, 2021.
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
Revenue summary
The following table provides a summary of revenue recognized:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Novo	$6,612	$1,605
Roche	25,611	19,307
Lilly	7,563	9,582
Alexion	7,817	2,762
BI	—	772
Total	$47,603	$34,028
The following tables provide a summary of deferred revenue balances:

	MARCH 31, 2021
	CURRENT	NONCURRENT	TOTAL
Novo	$29,667	$156,563	$186,230
Roche	56,379	74,279	130,658
Lilly	44,122	53,828	97,950
Alexion	7,786	33,648	41,434
Total	$137,954	$318,318	$456,272

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Novo	$30,169	$162,630	$192,799
Roche	49,493	81,273	130,766
Lilly	40,195	64,482	104,677
Alexion	18,680	27,851	46,531
Total	$138,537	$336,236	$474,773
During the three months ended March 31, 2021 and 2020, the Company recognized the following revenues as a result of changes in contract liability balances:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Amounts included in deferred revenue at the beginning of the period (1)	$30,668	$30,850
Performance obligations satisfied (or partially satisfied) in previous reporting periods (2)	$12,531	$588
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

(2) Relates to changes in estimated costs for the Company’s future performance obligations and estimated variable consideration

6.    STOCK-BASED COMPENSATION
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Research and development expenses	$6,434	$4,303
General and administrative expenses	5,979	4,224
Total	$12,413	$8,527
During the three months ended March 31, 2021 and 2020, the Company granted stock options to purchase 1,968,647 and 2,906,300 shares of common stock with aggregate grant date fair values of $31.8 million and $44.3 million, respectively.
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

THREE MONTHS ENDED MARCH 31,
	2021	2020
Common stock price	$22.07 - $28.88	$15.61 - $22.58
Expected option term (in years)	6.00 - 6.07	5.82 - 6.08
Expected volatility	78.68% - 78.91%	79.14% - 79.57%
Risk-free interest rate	0.51% - 0.93%	0.70% - 1.71%
Expected dividend yield	—%	—%
During the three months ended March 31, 2021 and 2020, the Company granted 439,310 and 720,600 restricted stock units with grant date fair values of $10.6 million and $16.0 million, respectively.
7.    COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of March 31, 2021.
8.    SUBSEQUENT EVENTS
In April 2021, the Company announced that Royalty Pharma plc had acquired Dicerna’s royalty interest in OXLUMO™ (lumasiran) for an upfront cash payment of $180.0 million and up to $60.0 million in contingent sales-based milestone payments. OXLUMO, which has been approved by the U.S. FDA and European Medicines Agency for the treatment of PH type 1, is marketed by Alnylam.
Dicerna became entitled to royalties on worldwide net product sales of OXLUMO as part of the PH Agreement between Dicerna and Alnylam in 2020 related to the companies’ PH programs. Dicerna is entitled to royalties in the mid- to high-single-digits based on OXLUMO global net sales. Refer to Note 5 – Collaborative Research and License Agreements for further information.
On May 6, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance, and sale by the Company of up to $200.0 million of the Company’s common stock from time to time, including in “at-the-market” offerings under the universal shelf registration statement on Form S-3 that the Company filed on November 7, 2019. Under the at-the-market facility, the sales agent is entitled to be compensated in an amount of up to 3.0% of the gross proceeds from sales of the Company’s common stock.

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
Overview
Dicerna Pharmaceuticals, Inc. (“we,” “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence selectively genes that cause or contribute to disease. Using our proprietary GalXC™ and GalXC-Plus™ RNAi technologies, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on disease-causing genes in the liver, Dicerna has continued to innovate and is exploring new applications of its RNAi technology with GalXC-Plus, which expands on the functionality and application of our flagship liver-based GalXC technology, yet has the potential to treat diseases across multiple therapeutic areas. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and our collaborative partners, we currently have more than 20 active discovery, preclinical, or clinical programs focused on cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain.
Most of our drug discovery and development efforts are based on the therapeutic modality of RNAi, a highly potent, natural, and specific mechanism that can be directed to reduce expression of a target gene. In this naturally occurring biological process, a short, synthetic, double-stranded RNA duplex induces the enzymatic destruction of the messenger ribonucleic acid (“mRNA”) of a target gene that contains sequences complementary to one strand of a double-stranded RNA. Our approach is to design proprietary RNA molecules that have the potential to engage the enzyme Dicer and direct the endogenous cellular RNAi machinery to silence a specific therapeutic target gene. Our GalXC technology utilizes a proprietary GalNAc-mediated conjugate to cause the liver to efficiently internalize our synthetic RNA molecules. In contrast, our GalXC-Plus technology incorporates new chemistries and secondary structures designed to enable the targeting of genes in tissues and cell types beyond the liver. Our current clinical programs utilize the GalXC technology. Our GalXC-Plus technology utilizes modified RNA structures and various fully synthetic conjugated ligands for delivery to non-liver tissues and is used in a number of our preclinical programs. Due to the enzymatic nature of RNAi, a single GalXC or GalXC-Plus molecule incorporated into the RNAi machinery can destroy hundreds or thousands of mRNAs from the targeted gene.
The GalXC RNAi platform and other proprietary RNAi delivery technologies support Dicerna’s long-term strategy to retain a full or substantial ownership stake in our programs, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases or diseases with well-characterized genetic targets. These certain rare disease programs, which include our nedosiran and alpha-1 antitrypsin (“AAT”) programs, represent opportunities that we believe carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and/or the potential for more rapid clinical development paths to regulatory approval. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we continue to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment, which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.

Executive Summary
The following table provides a summary of revenue recognized for the three months ended March 31, 2021 (amounts in thousands):

THREE MONTHS ENDED MARCH 31, 2021
Novo	$6,612
Roche	25,611
Lilly	7,563
Alexion	7,817
Total	$47,603
Payments received from our collaboration partners during the three months ended March 31, 2021 were as follows (amounts in thousands):

THREE MONTHS ENDED MARCH 31, 2021
Novo	27,500
Roche	1,750
Lilly	685
Alexion	2,411
BI	567
Total	$32,913

Our results of operations for and liquidity and capital resources as of the three months ended March 31, 2021 include the following:
•    In February 2021, Lilly notified us of their decision to extend for an additional year the initial research collaboration term for the extrahepatic targets subject to the Lilly Collaboration Agreement. Under the agreement between the companies, Lilly has the option to extend the three-year initial research collaboration term for these extrahepatic targets for up to three consecutive one-year periods. This first extension allows the research program for these extrahepatic targets under the collaboration between the two companies to continue through October 2022.
•In March 2021, Roche initiated RG6346 in a Roche-sponsored Phase 2 combination trial for the treatment of chronic hepatitis B (“HBV”) infection, which entitled us to a $25.0 million milestone payment.
•We believe we have sufficient capital, along with the proceeds from our April 2021 royalty financing transaction and anticipated milestone and other payments from existing collaborations, to fund the execution of our current clinical and operating plans into 2024.
In April 2021, we announced that Royalty Pharma plc had acquired our royalty interest in Alnylam’s OXLUMO (lumasiran) for an upfront cash payment of $180.0 million and up to $60.0 million in contingent sales-based milestone payments.
COVID-19 Update
On March 11, 2020, the World Health Organization declared the spread of COVID-19 a pandemic. The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption worldwide. Governments in affected regions have implemented, and may continue to implement, safety precautions which include quarantines, travel restrictions, business closures, and other public health safety measures.
Throughout 2020, we were impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which we operate. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. Those exemptions enabled some continued discovery research and activities supporting our collaborative agreements and our own programs. Externally, the COVID-19 pandemic has resulted in slower enrollment in our clinical trials, and we have undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. Our operating results could be affected by delays or suspensions of clinical development associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ enrollment in our clinical trials, such as we have seen in the nedosiran and belcesiran studies, and delays in the supply chain related to COVID-19. We continue to be alert to the potential for disruptions that could arise from COVID-19 and monitor the FDA’s and other health authorities’ guidance for the conduct of clinical trials during this time.
We conduct clinical trials in various countries around the world, including the United States (“U.S”) and other areas heavily impacted by the COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact to meet at least the next 12 months of clinical, nonclinical, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2021 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 and remain in close contact with suppliers.
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
GalXC RNAi Technology Targeted to the Liver
To target the liver, we conjugate the tetraloop region of our GalXC molecules to a simple sugar, GalNAc, that is specifically recognized by a receptor on the surface of liver hepatocytes. This leads to internalization, ultimately enabling the GalXC molecules to access the RNAi machinery inside the hepatocyte and deliver our targeted oligonucleotide to the RNA-induced silencing complex (“RISC”). Due to the efficiency of this process, a full human dose may be administered via a single subcutaneous injection.
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
Development Approach
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC and GalXC-Plus RNAi technologies and maximize value. Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core liver-targeted therapeutic programs for development by Dicerna. For opportunities that were not selected as a core program opportunity, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval. For core programs targeting larger populations, we may seek development partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC and GalXC-Plus technologies.

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
Our four current core GalXC development programs are: nedosiran for the treatment of primary hyperoxaluria (“PH”), RG6346 for the treatment of chronic HBV infection, belcesiran (formerly DCR-A1AT) for the treatment of alpha-1 antitrypsin deficiency-associated liver disease (“AATLD”), and DCR-AUD for the treatment of alcohol use disorder (“AUD”).
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
The table below sets forth the stages of development of our various GalXC RNAi platform product candidates as of May 6, 2021:
Research
We continue to advance our GalXC RNAi platform as it is applied to therapeutic targets expressed in hepatocytes using GalNAc conjugates for both our collaborative research and development programs and our internal liver-targeted programs. All current Dicerna collaborations include one or more liver-targeted applications of the GalXC RNAi technology.
In addition, we are exploring applications of our GalXC-Plus RNAi technology against therapeutic gene targets expressed in tissues other than the liver, including targets expressed in the central nervous system (“CNS”), muscle tissue, adipose tissue, tumor-associated immune cells, and other tissues. We have achieved significant gene target knockdown (i.e., reduction in the expression of target mRNA activity and disease biomarker activity) in multiple cell types and regions of the CNS and other extrahepatic tissues, in both rodents and nonhuman primates. These extrahepatic applications are based on proprietary modifications to our well-characterized, clinical-stage GalXC platform that enable extrahepatic delivery and pharmacological activity.
On August 6, 2020, we first presented preclinical data related to our GalXC-Plus RNAi technology in the CNS, skeletal muscle, and adipose tissues. Results from preclinical studies demonstrated consistent and durable CNS-wide target mRNA knockdown using novel constructs regardless of route of administration (intrathecal [IT] or intracisterna magna [ICM]), and reduction in target mRNA in skeletal muscle and adipose tissue using optimized chemistries, resulting in equivalent and potentially highly durable target knockdown regardless of dosing regimens.
On March 30, 2021, we presented new preclinical data related to our GalXC-Plus technology demonstrating its potential to deliver deep and sustained mRNA knockdown against prespecified gene targets across the CNS and to specific CNS cell types. Data from a preclinical mouse study showed that a single dose of an unconjugated GalXC-Plus molecule engineered to silence mRNA produced by the ALDH2 gene, a widely occurring and common genetic test target, resulted in dose-dependent reductions of up to 92% knockdown in target mRNA across the CNS that lasted through the trial conclusion at 28 days. GalXC-Plus delivered similar mRNA reductions in non-human primate studies after a single dose, resulting in up to 90% target mRNA silencing after 28 days. There were no adverse observations for any GalXC-Plus cohort in these trials. Additional preclinical data demonstrated the degree and distribution of GalXC-Plus silencing of β-tubulin III (Tubb3 gene; expressed in neurons and associated with various cancers) and two undisclosed gene targets expressed by astrocytes and oligodendrocytes, respectively, using unconjugated and various conjugated GalXC-Plus payloads:
•Oligodendrocytes: There was a clear reduction of target mRNA in oligodendrocytes across the brain and spinal cord of rodents following a single, lumbar intrathecal or intracisternal GalXC-Plus dose with up to 80% target mRNA silencing after seven days. In NHPs, there was a clear dose-related relationship between GalXC-Plus intracisternal administration and target mRNA reduction with up to 85% target mRNA reduction maintained for approximately three months. There were no adverse observations for any GalXC-Plus cohort in these trials.
•Astrocytes: GalXC-Plus demonstrated a clear reduction in target mRNA in mouse astrocytes after a single lumbar intrathecal injection. An ongoing preclinical study also shows durable control of target mRNA expression, with up to 80% target mRNA reduction maintained for at least 160 days. The durability in rodents was independent of the initial magnitude of target knockdown.
•Neurons: The flexibility of the GalXC-Plus technology enabled additional conjugations to optimize delivery to neuronal cells, resulting in clear, CNS-wide reductions (up to 95%) in neuronal-specific Tubb3 mRNA after a single lumbar intrathecal dose in mice. Comparisons of target knockdown potency across astrocyte and neuronal cells using multiple GalXC-Plus conjugate modifications indicated the potential for complementary and tunable knockdown across multiple CNS cell types.
Status of Dicerna Programs
Our current core GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
Nedosiran is our lead investigational product candidate for the treatment of PH type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”) and is derived from our GalXC platform technology. PH is a family of ultra-rare, life-threatening genetic liver disorders characterized by the overproduction of oxalate, a highly insoluble metabolic end-product that is eliminated from the body mainly by the kidneys. In patients with PH, the kidneys are unable to eliminate fully the large amount of oxalate that is produced. This accumulation of oxalate compromises the renal system, which may result in severe damage to the kidneys and other organs.
PH encompasses three genetically distinct, autosomal-recessive, inborn errors of glyoxylate metabolism characterized by the overproduction of oxalate. PH1, PH2, and PH3 are each characterized by a specific enzyme deficiency. PH1 is caused by a deficiency of glyoxylate-aminotransferase, PH2 is caused by a deficiency of glyoxylate reductase/hydroxypyruvate reductase, and PH3 is caused by a deficiency of 4-hydroxy-2-oxoglutarate aldolase. The last step in the production of oxalate in the liver involves the enzyme product of the LDHA gene. Our nedosiran product candidate seeks to block production of the lactate dehydrogenase enzyme by silencing the LDHA gene.
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

PHYOX™1 Single-Ascending-Dose Study
Data from the completed PHYOX1 trial, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 or PH2, showed that nedosiran was generally well-tolerated in healthy volunteers and PH participants, and no serious safety concerns were identified in this study. In addition, nedosiran administration was associated with normalization or near-normalization of urinary oxalate (“Uox”) levels in 14 of 18 (78%) participants with PH1 or PH2 following a single dose. We define normal and near-normal (1.3x normal) Uox as below 0.46 mmol/1.73m2 BSA/24 hr and from 0.46 to 0.6 mmol/1.73m2 BSA/24 hr, respectively.
PHYOX2 Multidose, Double-Blind, Randomized, Placebo-Controlled Pivotal Trial
PHYOX2 is a Phase 2 multidose, double-blind, 2:1 randomized, placebo-controlled pivotal trial of nedosiran delivered as a once-monthly subcutaneous injection in participants six years and older who have PH1 or PH2. This global trial includes countries across North America, Europe, and other regions, including Japan, Australia, and New Zealand. The primary endpoint of the study is the percent change from baseline in area under the curve of 24-hour Uox excretion between Days 90 and 180. Enrollment in the PHYOX2 trial has been completed globally, and we anticipate the last patient to complete this study in the second quarter of 2021. We expect to report top-line results from the study in mid-2021.
PHYOX3 Long-Term, Multidose, Open-Label Extension Study
Following positive Phase 1 data from PHYOX1 in 2019, we received clearance to proceed with the pivotal trial (PHYOX2) and PHYOX3, a long-term, multidose, open-label, extension study of nedosiran in PH. Unlike the PHYOX2 trial, which requires screening and enrollment of new participants, patients are permitted to transition into the PHYOX3 trial from any previous nedosiran trial in which they have participated and have completed.
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
Additional PHYOX Trials: PHYOX4, PHYOX7, PHYOX8, and PHYOX-OBX
Given the fluid nature of the COVID-19 pandemic and the evolving and extraordinary actions undertaken by clinical trial sites globally, we continue to evaluate our clinical plans related to nedosiran. At this time, the status of additional PHYOX trials is as follows:
•PHYOX4: Enrollment in a study of patients with PH3 began in January 2021 and the first patient was dosed in February 2021. We anticipate top-line results from the study in the third quarter of 2021.
•PHYOX7: Enrollment in a study of patients with PH1 or PH2 and severe renal impairment, including those in dialysis, began in the first quarter of 2021 and we recently dosed the first patient.
•PHYOX8: An open-label study of patients with PH1 or PH2 aged 0-5 years with relatively intact renal function is expected to begin in the second quarter of 2021.
•PHYOX-OBX: We initiated an observational study in the third quarter of 2020 in participants with PH3 to evaluate the association between Uox excretion and the rate of kidney stone formation. Enrollment of participants in this study is expected in the first half of 2021.
We anticipate submitting a New Drug Application (“NDA”) in the fourth quarter of 2021.
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
RG6346 for Chronic Hepatitis B Virus Infection
RG6346 is our GalXC RNAi product candidate for the treatment of chronic HBV infection. HBV is the world’s most common serious liver infection and affects an estimated 300 million people worldwide. Chronic HBV infection is characterized by the presence of the HBV surface antigen (“HBsAg”) for six months or more.

We are conducting a Phase 1 randomized, placebo-controlled, double-blind study to evaluate the safety and tolerability of RG6346 in healthy volunteers and in patients with non-cirrhotic chronic HBV. Secondary objectives of the study include characterization of the pharmacokinetic profile of RG6346 and evaluation of preliminary pharmacodynamic effects on markers of HBV antiviral efficacy, including reductions of HBsAg and HBV DNA levels in blood. The Phase 1 clinical trial is divided into three phases or groups:
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
To be optimally positioned to develop and commercialize RG6346 in combination with other novel drugs, we entered into a research collaboration and licensing agreement with Roche in October 2019. Under the terms of the agreement, we are leading the development of RG6346 through the current Phase 1 trial. Roche intends to further develop RG6346 with the overall goal of developing a combination regimen to achieve a functional cure of chronic HBV in combination with additional Roche product candidates.
Roche initiated RG6346 in a Roche-sponsored Phase 2 combination trial for the treatment of chronic HBV infection in March 2021. The Phase 2 platform trial will evaluate the efficacy and safety of RG6346 in combination with multiple additional agents with different mechanisms of action, including standard of care nucleos(t)ide therapy and in triple combinations with pegylated interferon alfa-2a, Roche’s core protein allosteric modulator (“CpAM”) inhibitor or Roche’s novel investigational TLR7 agonist.
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
Research suggests that people who have the pair of gene variants called “ZZ” are most commonly identified as having AATLD. Recent epidemiology research indicates that approximately 120,000 individuals in Europe and 63,000 individuals in the U.S. carry this ZZ genotype; the genotype occurs more/most frequently in individuals of Northern European descent. Although most individuals with this pair will not develop liver disease, some will. It is estimated that 10% or more of these individuals may have AATLD, and recent research suggests that AATLD is both underrecognized and underdiagnosed. AATLD can affect infants, children, and adults. Liver transplantation is currently the only effective treatment for AATLD.
Our Phase 1 trial of belcesiran is an ongoing placebo-controlled study designed to evaluate the safety and tolerability of single doses of belcesiran when administered to healthy adult participants. Secondary objectives are to characterize the pharmacokinetic profile of belcesiran, and to evaluate the preliminary pharmacodynamic effects on serum AAT protein concentrations. We initiated a Phase 2 trial of belcesiran and expect to report initial data from the Phase 1 trial in healthy volunteers in mid-year 2021.
DCR-AUD for Alcohol Use Disorder
We are currently pursuing development of DCR-AUD, an investigational therapy based on Dicerna’s GalXC technology, for the treatment of alcohol use disorder (“AUD”). DCR-AUD is designed to specifically knock down ALDH2 gene expression in the liver, which plays a key role in alcohol metabolism. ALDH2 mRNA knockdown may help individuals with AUD avoid harmful levels of alcohol use.
AUD is a chronic condition characterized by compulsive alcohol use, loss of control over alcohol use, and a negative emotional state when not using alcohol. A range of medical, psychological, social, economic, and personal problems are associated with AUD. It is estimated that 14 million adults in the U.S. are living with AUD. With nearly 100,000 deaths annually, it is one of the leading preventable causes of death in the U.S. Globally, AUD affects approximately 283 million people, according to the World Health Organization.
AUD is often undiagnosed and untreated. Of the 14 million individuals in the U.S. with AUD, only about 1.4 million received AUD treatment of any kind, including psychosocial support, while only 10% of these – or roughly 140,000 people – received medication to treat their disorder, presenting a significant opportunity for a therapeutic option that can help those with AUD achieve their individual treatment goals.

Our goal is to file an Investigational New Drug (“IND”) application in mid-2021 and initiate a subsequent Phase 1 single-ascending-dose trial in healthy volunteers in the third quarter of 2021.
Collaborative Program Updates
Eli Lilly and Company
During the second quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic disease that targets the LPA gene, for advancement into preclinical development. We expect an IND filing for LY3819469 by Lilly in the second quarter of 2021. Another GalXC molecule, DCR-CM4, is currently in preclinical development. Dicerna estimates that Lilly will file an IND for DCR-CM4 in the first quarter of 2022. IND/CTA filings under the Lilly Collaboration Agreement are the responsibility of Lilly and are at their discretion.
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
Novo Nordisk
During the fourth quarter of 2020, Novo nominated its first candidate under the Novo Collaboration Agreement. Pursuant to the agreement, upon achievement of proof of principle of the first nominated candidate, Dicerna earned a $2.5 million milestone, which we received in February 2021. Also during the fourth quarter of 2020, Dicerna met its obligation to deliver GalXC molecules for a defined number of targets for the first year of the Novo Collaboration Agreement, entitling us to a $25.0 million payment. This payment was received in February 2021.
Roche
In March 2021, Roche initiated RG6346 in a Roche-sponsored Phase 2 combination trial for the treatment of chronic HBV infection, which entitled us to a $25.0 million milestone payment.
Critical Accounting Policies and Significant Judgments and Estimates
Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of our condensed consolidated financial statements requires us to make estimates and apply judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the condensed consolidated financial statements, as well as the revenue and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates and could have a material impact on our condensed consolidated financial statements.
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the three months ended March 31, 2021.
Recent Accounting Pronouncements
A summary of significant recent accounting pronouncements that we have adopted or expect to adopt is included in Note 1 – Description of Business and Basis of Presentation to our condensed consolidated financial statements (see Part I, Item 1 – “Financial Statements” of this Quarterly Report on Form 10-Q).

Financial Operations Overview
Revenue
Our revenue to date has been generated primarily through research funding, license fees and other upfront payments, option exercise fees, milestone payments, and preclinical development activities, along with research activities under our research collaboration and license arrangements with Novo, Roche, Lilly, Alexion, and BI. We have not generated any commercial product revenue, nor do we expect to generate any material product revenue in the near-term.
In April 2021, we announced that Royalty Pharma had acquired our royalty interest in Alnylam’s OXLUMO for an upfront cash payment of $180.0 million, which was received in April 2021, and up to $60.0 million in contingent sales-based milestone payments.
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
•platform-related expenses, including discovery research, lab supplies, license fees, and consultants;
•employee-related expenses, including salaries, benefits, and stock-based compensation expense; and
•facilities, depreciation, and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, and information technology; depreciation of leasehold improvements and equipment; and laboratory and other supplies.
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
Delays in or changes to our research and development plans and timelines, which impact both our internal and external resources, have occurred and may continue to occur due to the COVID-19 pandemic. Internally, throughout 2020, we were impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which we operate. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. Those exemptions enabled some continued discovery research and activities supporting our collaborative agreements and our own programs. We also anticipate that the timing of hiring additional personnel may shift into later periods than initially anticipated. Externally, a number of our clinical trial sites have delayed and may continue to delay trial-related activities as a result of COVID-19. Any of these factors could cause the timing of the research and development expenses we expect to incur to shift into later periods and have the potential to cause us to expend more funds than originally contemplated as a result of needing to extend clinical development activities.
General and administrative expenses
General and administrative expenses primarily consist of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial, and support functions. Other general and administrative expenses include travel expenses, professional legal fees, audit, tax, and other professional services, and allocated information technology and facility-related costs not otherwise included in research and development expenses. General and administrative expense also includes costs associated with our planned commercialization for nedosiran. As our market readiness activities ramp up, we expect significant and increasing costs associated with commercialization, largely due to the hiring of a sales force and implementation of systems and processes to support a commercial product.
Delays in or changes to our research and development plans and timelines due to the COVID-19 pandemic may also impact our support functions and the timing of hiring additional personnel, which could cause the timing of certain general and administrative expenses we expect to incur to shift into later periods.
Other (expense) income
Other (expense) income primarily consists of expense recorded for the derivative liability established for contingent royalty and milestone payments that may be owed to Alnylam in the future under the terms of the collaboration agreement between the parties. Other (expense) income also includes interest income. Interest income consists of income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents. We expect that interest income will continue to decrease due to recent decreases in interest rates.
Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,
	2021	2020	$ CHANGE	% CHANGE
Revenue	$47,603	$34,028	$13,575	39.9%
Operating expenses:
Research and development	56,038	43,171	12,867	29.8%
General and administrative	20,672	16,023	4,649	29.0%
Total operating expenses	76,710	59,194	17,516	29.6%
Loss from operations	(29,107)	(25,166)	(3,941)	15.7%
Other income (expense):
Interest income	280	2,613	(2,333)	(89.3)%
Interest expense	(4)	(4)	—	—%
Other (expense) income	(1,134)	65	(1,199)	*
Total other (expense) income	(858)	2,674	(3,532)	(132.1)%
Net loss	$(29,965)	$(22,492)	$(7,473)	33.2%
* Percentage change not meaningful
Revenue
The following table provides a summary of revenue recognized (amounts in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020	$ CHANGE	% CHANGE
Novo	$6,612	$1,605	$5,007	312.0%
Roche	25,611	19,307	6,304	32.7%
Lilly	7,563	9,582	(2,019)	(21.1)%
Alexion	7,817	2,762	5,055	183.0%
BI	—	772	(772)	(100.0)%
Total	$47,603	$34,028	$13,575	39.9%
Revenue primarily includes amounts recognized on upfront and milestone payments. The increase in revenue for the three months ended March 31, 2021 is primarily attributable to an increase in services performed under the collaboration agreement with Roche, as well as under the Alexion and Novo collaboration agreements. All three agreements are recognized as revenue on a cost-to-cost measure of progress method.

Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED MARCH 31,
	2021	2020	$ CHANGE	% CHANGE
Belcesiran direct research and development expenses	$3,230	$4,957	$(1,727)	(34.8)%
Nedosiran direct research and development expenses	9,971	7,538	2,433	32.3%
Partner and remaining core programs direct research and development expenses	12,226	10,890	1,336	12.3%
Total direct research and development expenses	$25,427	$23,385	$2,042	8.7%
Platform-related expenses	4,733	3,498	1,235	35.3%
Employee-related expenses	20,204	13,490	6,714	49.8%
Facilities, depreciation, and other expenses	5,674	2,798	2,876	102.8%
Total	$56,038	$43,171	$12,867	29.8%
Research and development expenses increased $12.9 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to a $6.7 million increase in employee-related expenses, which includes salaries, benefits, and stock-based compensation. The increase in employee-related expenses is the result of an increase in research and development headcount necessary to support our expanding pipeline and collaboration agreements. Research and development expenses were also impacted by a $2.4 million increase in direct research and development expenses for nedosiran due to the ramp up of activities leading toward our planned commercialization. Direct research and development expenses include expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with our core product candidates, and continue activities under our existing collaboration agreements.
General and administrative expenses
General and administrative expenses were $20.7 million and $16.0 million for the three months ended March 31, 2021 and 2020, respectively. The $4.6 million increase for the three months ended March 31, 2021 is primarily due to a $2.1 million increase in employee-related compensation, including salaries, benefits, and stock-based compensation, due to an increase in headcount necessary to support our growing operations. In addition, professional consulting services increased $1.4 million in the three months ended March 31, 2021.
We expect general and administrative expenses to continue to increase in the foreseeable future, largely due to investments in staffing and market readiness activities.
Liquidity and Capital Resources
Overview
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative arrangements with Novo, Roche, Lilly, Alexion, and BI. As of March 31, 2021, we had cash and cash equivalents and held-to-maturity investments of $544.9 million compared to $568.8 million as of December 31, 2020.
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

Payments received from our collaboration partners during the three months ended March 31, 2021 were as follows (amounts in thousands):

THREE MONTHS ENDED MARCH 31, 2021
Novo	$27,500
Roche	1,750
Lilly	685
Alexion	2,411
BI	567
Total	$32,913

Payments received from our collaboration partners during the three months ended March 31, 2020 were as follows (amounts in thousands):

THREE MONTHS ENDED MARCH 31, 2020
Novo	$175,000
Roche	200,000
Alexion	94
BI	260
Total	$375,354

We believe that our cash, cash equivalents, held-to-maturity investments, the proceeds from our April 2021 royalty financing transaction, and anticipated milestones and other payments from existing collaborators provide us with sufficient resources to continue our planned operations and clinical activities into 2024. In April 2021, we received an $180.0 million upfront payment from the sale of our royalty interest in Alnylam’s OXLUMO to Royalty Pharma.
On May 6, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance, and sale by us of up to $200.0 million of our common stock from time to time, including in “at-the-market” offerings under our universal shelf registration statement on Form S-3 that we filed on November 7, 2019. Under the at-the-market facility, the sales agent is entitled to be compensated in an amount of up to 3.0% of the gross proceeds from sales of our common stock.
Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	THREE MONTHS ENDED MARCH 31,
	2021	2020
Net cash (used in) provided by operating activities	$(26,700)	$321,084
Net cash provided by (used in) investing activities	$52,886	$(266,520)
Net cash provided by financing activities	$6,158	$39,768
Operating activities
Net cash (used in) provided by operating activities changed $347.8 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily due to a $181.9 million decrease in contract receivables, largely due to the upfront cash payment received from Roche in January 2020 in connection with our collaboration agreement, and a $174.6 million decrease in deferred revenue from our collaboration agreements.

Investing activities
Net cash provided by (used in) investing activities increased $319.4 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase in net cash provided by (used in) investing activities primarily relates to a $195.4 million decrease in purchases of held-to-maturity investments for the three months ended March 31, 2021, as the comparable period in the prior year reflected an increased cash balance from the Novo and Roche upfront payments available for purchases. In addition, there was a $126.0 million increase in maturities of investments.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2021 decreased $33.6 million compared to the three months ended March 31, 2020. The decrease was primarily due to the receipt of $39.2 million in net proceeds in February 2020 from the private placement of our common stock.
Funding requirements
We expect that our primary uses of capital will continue to be commercialization readiness and launch activities, subject to approval of our development candidates; third-party clinical research and development services and manufacturing costs; compensation and related expenses; laboratory and related supplies; legal and other regulatory expenses; and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, held-to-maturity investments, the proceeds from our April 2021 royalty financing transaction, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plans into 2024. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. In addition, for the year ending December 31, 2021, we forecast receiving over $83.0 million in cash from our collaborations, including anticipated milestone achievement, based on the current terms in our collaboration agreements and anticipated timing of development in our programs covered by such collaborations. There can be no assurance that we will actually receive such payments under our collaboration agreements.
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
Until such time, if ever, that we generate product revenue, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, royalty stream monetization, and research collaboration and license agreements.
Please see the risk factors set forth in Part II, Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.
Contractual Obligations and Commitments
There have been no material changes to our contractual obligations and commitments reported in our 2020 Annual Report on Form 10-K.
We have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheets since the achievement and timing of these milestones were not probable or estimable as of March 31, 2021.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximize the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of March 31, 2021, we had cash, cash equivalents, and held-to-maturity investments of $544.9 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash, cash equivalents, and held-to-maturity investments and the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Due to the COVID-19 pandemic, in March 2020, certain employees of the Company began working (and continue to work) remotely. The Company has not identified any material changes in the Company’s internal control over financial reporting as a result of these changes to the working environment. The Company is continually monitoring and assessing the COVID-19 situation to determine any potential impacts on the design and operating effectiveness of our internal controls over financial reporting.
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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease “COVID-19” was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Lexington, Massachusetts, where our primary offices and laboratory space are located, and in Boulder, Colorado, where we also have office and laboratory space. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. New “waves” of COVID-19 have occurred and additional lockdowns have been placed into effect in several parts of the United States (“U.S.”). New strains of COVID-19 were reported in different parts of the world in December 2020 and have since reached the U.S. Depending on the duration and impact of the resurgence and new strains of COVID-19 and depending on where the infections rates are highest, the Company’s business, results of operations, and financial condition may be negatively impacted, including on the ability of regulators to continue ensuring the timely review and approval of applications. For example, as of June 23, 2020, the U.S. Food and Drug Administration (“FDA”) noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, the recurrence or resurgence of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. While certain vaccines and treatments for COVID-19 have been authorized for use, some in emergency cases, there can be no assurance that such measures will help or slow the progression of the COVID-19 virus in a timely manner or at all.
In many of the territories in which we operate our clinical trials, the COVID-19 pandemic has impacted enrollment and dosing in certain of the clinical trials of our product candidates, as well as changes in our business generally, including:
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
•the potential for delay and disruption of the conduct of our clinical studies; for example, the potential for delay or disruption of our studies of belcesiran (formerly DCR-A1AT) and nedosiran;
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
•business disruptions caused by workplace, laboratory, and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations, impair the productivity of our personnel, subject us to additional cybersecurity risks, create data accessibility problems, cause us to become more susceptible to communication disruptions, or delay necessary interactions with local regulators, ethics committees, and other important agencies and contractors; and
•the demand of fill and finish capacity of final product by manufacturers producing COVID-19 vaccine products, and U.S. government exercise of its Defense Product Act authorities to mandate priority rated orders for production of vaccines or other supplies, could disrupt or delay the production of injectable medicines in the next 12-18 months, including our future scheduling of production runs for our and our collaborative partners’ products.
These and other factors arising from the coronavirus could worsen in countries that are already impacted by the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results.
We will need substantial funds to advance development of our product candidates and to commercialize any product candidates that receive marketing approval, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates. Raising additional funds may cause dilution to our stockholders, restrict our operations, or require us to relinquish control over our technologies or product candidates.
We will need substantial funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of March 31, 2021, we had $544.9 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, held-to-maturity investments, the proceeds from our April 2021 royalty financing transaction, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plan into 2024. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. To execute our business plan, we will need, among other things:
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
If we are unable to obtain funding on a timely basis or on acceptable terms, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, delay or cease our efforts to build our commercial capabilities, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish development or commercialization rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize revenue from product sales or royalties in the near-term, if at all, and milestone payments, if any, are based on third-party determinations and/or events outside our control. Our revenue sources currently are, and will remain, limited unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, research collaborations and license agreements, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, royalty stream monetization, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.
In April 2021, we entered into a royalty monetization arrangement with Royalty Pharma, pursuant to which, we sold our right to receive sales-based royalty payments on worldwide net sales of OXLUMO pursuant to the Patent Cross-License Agreement, dated as of April 3, 2020, by and between us and Alnylam Pharmaceuticals, Inc. (“Alnylam”). As consideration for the arrangement, we received $180.0 million upfront in cash and may receive up to $60.0 million in contingent sales-based milestone payments. As a result, we will no longer derive cash from royalty payments from sales of OXLUMO, other than in the form of contingent milestone payments under the royalty purchase agreement.
We have a history of operating losses; we expect to continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability, which could result in a decline in the market value of our common stock.
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality ribonucleic acid interference (“RNAi”), a biological process in which ribonucleic acid (“RNA”) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception. As of March 31, 2021, we had an accumulated deficit of $668.0 million. For the three months ended March 31, 2021 and for the years ended December 31, 2020, 2019, and 2018, our net loss was $30.0 million, $112.7 million, $120.5 million, and $88.9 million, respectively. Substantially all of our operating losses have resulted from expenses incurred in connection with our research and development programs, from general and administrative costs associated with our operations, and, prior to 2019, litigation expenses associated with the Alnylam litigation settled in April 2018. Our technologies and product candidates are in early stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
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
•delays or suspensions of clinical development or interruption of the supply chain associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ conduct of clinical trials, such as we have seen or may see in the nedosiran and belcesiran studies;
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
We plan to develop subcutaneously delivered RNAi-based pharmaceuticals using our GalXC technology for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, as well as cardiometabolic diseases and viral diseases. We are also exploring new applications of our RNAi technology with GalXC-Plus, which is designed to expand on the functionality and application of our flagship liver-based GalXC technology yet has the potential to treat diseases across multiple therapeutic areas. We believe that product candidates identified with our drug discovery and delivery platform may offer an improved therapeutic approach to small molecules and monoclonal antibodies, as well as several advantages over earlier generation RNAi molecules. However, the scientific research that forms the basis of our efforts to develop product candidates is relatively new. The scientific evidence to support the feasibility of developing therapeutic treatments based on RNAi and GalXC and GalXC-Plus is both preliminary and limited.
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

On August 3, 2017, the U.S. Congress passed the FDA Reauthorization Act of 2017 (“FDARA”). FDARA, among other things, codified the FDA’s preexisting regulatory interpretation, to require that a drug Sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease to receive orphan drug exclusivity. The law reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Moreover, in the Consolidated Appropriations Act of 2021, Congress did not further change this interpretation when it clarified that the interpretation codified in FDARA would apply in cases where the FDA issued an orphan designation before the enactment of FDARA but where product approval came after the enactment of FDARA. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.
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
We currently have no products on the market and our product candidates are in varied stages of development. While our lead product candidate, nedosiran, is currently in registrational studies, there can be no assurance that such studies will generate results to support marketing approval for such product candidate in its intended indications. In addition, while we plan to submit an NDA for nedosiran later in 2021, there can be no assurance that the FDA will accept the NDA for review; nor is it certain that the FDA will approve this product candidate for the indications for which we intend to seek approval. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including Institutional Review Board (“IRB”) ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials. Due to the COVID-19 pandemic, we have experienced delays in enrollment and dosing in certain of our clinical trials for our product candidates and this risk of delays remains ongoing.
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
We rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations, and consultants to design, conduct, supervise, and monitor preclinical studies of our product candidates and clinical trials. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality, compliance, and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful, compliant, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
Although we have multiple contract manufacturers, two of our amidite manufacturers are based in China, and as a result of the COVID-19 pandemic and an increase in potential political uncertainty, there is an increased risk of technology transfer and supply interruption at those facilities. We have expanded amidite production to the U.S. and are seeking to manufacture inventory to reduce this risk.
If we are at any time unable to provide an uninterrupted supply of our product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.
The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities to comply with regulatory standards such as cGMP. In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations regarding quality, timing, or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints and/or stock-outs of our products, be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget, and any modifications that occur in establishing a new manufacturer could require the conduct of additional studies or trials.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In addition to our current collaborations with Novo, Roche, Lilly, Alexion, BI, and Alnylam, we will evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaborations may be on terms that are not optimal for us, and we may be unable to maintain any existing or future collaborations if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or a collaborator terminates a collaboration. Any such collaborations, or other strategic transactions, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention to obtain and manage a collaboration or develop acquired products, product candidates, or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership, and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales, and supply resources or experience than we have. Some of our competitors may be in the lead in the development of competitive products. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including safety and effectiveness, ease with which our products can be administered, the timing of product entry into the market, the extent to which patients and physicians accept relatively new routes of administration, timing and scope of regulatory approvals, availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage, and patent position of our products. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive, or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Competitive products that enter the market before our products could capture significant market share and create barriers to entry to our products. Competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.
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
We expect to incur significant costs related to our plans to commercialize nedosiran. If our NDA for nedosiran is not approved, or if we are not successful in commercializing any product approved in the future, either on our own or through third parties, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
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
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. A transition period began February 1, 2020 and continued until December 31, 2020, during which EU laws remained applicable to the UK. In December 2020, the UK and the EU agreed on a trade and cooperation agreement, under which the EU and the UK will now form two separate markets governed by two distinct regulatory and legal regimes. The trade and cooperation agreement covers the general objectives and framework of the relationship between the UK and EU, including as it relates to trade, transport, and visas. The trade and cooperation agreement also includes specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice (“GMP”), inspections of manufacturing facilities for medicinal products, and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. Depending on the application of the terms of the trade and cooperation agreement and the extent to which UK regulations diverge from EU regulations, we could face new regulatory costs and challenges. Many effects of Brexit are also still uncertain, for example with respect to certain financial laws and regulations. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s long-term legal, political, and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise) beyond the date of Brexit. We have a subsidiary located in the UK, which we established to allow us to conduct clinical trials in EU member states. While we have begun to transition our subsidiaries in Ireland and in Germany to support activities in the EU, there can be no assurance that we will not experience disruptions or other operational challenges in connection with such transition.
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
In some countries, particularly Member States of the EU, the pricing of prescription drugs may be subject to governmental control, at national as well as at regional levels. In these countries, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. In addition, in the U.S. and elsewhere, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic, and regulatory developments may further complicate pricing and reimbursement negotiations, and pricing negotiations may continue after coverage or reimbursement has been obtained. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. In some countries, we or our collaborators may be required to conduct a clinical trial or other studies that compare the cost-effectiveness of our RNAi therapeutic candidates to other available therapies to obtain or maintain reimbursement or pricing approval. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If reimbursement of any product candidate approved for marketing is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business, financial condition, results of operations, or prospects could be adversely affected.
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
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include, but is not limited to, intentional failures to comply with the FDA or U.S. healthcare laws and regulations or applicable laws, regulations, guidance, or codes of conduct set by foreign governmental authorities or self-regulatory industry organizations; providing accurate information to any governmental authorities such as the FDA; complying with manufacturing standards we may establish; complying with federal and state healthcare fraud and abuse laws and regulation; reporting financial information or data accurately; or disclosing unauthorized activities to us. In particular, sales, marketing, and business arrangements in the healthcare industry are subject to extensive laws, regulations, guidance, and codes of conduct intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws, regulations, guidance, and codes of conduct may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs, business or conduct involving healthcare professionals, and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, including debarment or disqualification of those employees from participation in FDA-regulated activities, and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and any precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, regulations, guidance, or codes of conduct. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines, exclusion from government programs, or other sanctions.
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
In the ordinary course of our business, we collect and store sensitive data, including, among other things, legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing on-site systems and outsourced vendors. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information, and business and financial information. Because information systems, networks, and other technologies are critical to many of our operating activities, shutdowns or service disruptions at our company or vendors that provide information systems, networks, or other services to us pose increasing risks. Such disruptions may be caused by events such as computer hacking, phishing attacks, ransomware, dissemination of computer viruses, worms, and other destructive or disruptive software, denial of service attacks and other malicious activity, as well as power outages, natural disasters (including extreme weather), terrorist attacks, or other similar events. Such events could have an adverse impact on us and our business, including loss of data and damage to equipment and data. In addition, system redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient to cover all eventualities. Significant events could result in a disruption of our operations, damage to our reputation, or a loss of revenues. In addition, we may not have adequate insurance coverage to compensate for any losses associated with such events. For instance, the loss of preclinical data or data from any future clinical trial involving our product candidates could result in delays in our development and regulatory filing efforts and significantly increase our costs.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification, or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our vendors, including personal information of our employees and patients, and company and vendor confidential data. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our personnel or the personnel of our vendors to disclose sensitive information to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our information technology systems or those of our vendors occurs, the market perception of its effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Certain data breaches must also be reported to affected individuals and the government, and in some cases to the media, under provisions of the U.S. federal Health Insurance Portability and Accountability Act (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), other U.S. federal and state law, and requirements of non-U.S. jurisdictions, including the General Data Protection Regulation (“GDPR”), and financial penalties may also apply. To the extent that any disruption or security breach were to result in a loss of, or damage to, internal computer systems, or those used by our CROs or other independent organizations, advisors, contractors or consultants, our data, or inappropriate disclosure of confidential or proprietary information of the Company or patients, we could incur liability, reputational harm, and the development of our product candidates could be delayed.
In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls, and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. As we outsource more of our information systems to vendors, engage in more electronic transactions with payors and patients, and rely more on cloud-based information systems, the related security risks will increase and we may need to expend additional resources to protect our technology and information systems. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration, or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks, or insider threat attacks which could result in financial, legal, business, or reputational harm.
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
Despite the use of cloud-based information storage systems and services for certain key corporate information, our internal information technology and other infrastructure systems, including corporate firewalls, servers, leased lines, and connection to the Internet, face the risk of systemic failure that could disrupt our operations. A significant disruption in the availability of our information technology and other internal infrastructure systems could cause interruptions in our collaborations and delays in our research and development work. While we qualify and seek to ensure all information technology systems and services that we utilize have appropriate cybersecurity and operations controls, we are dependent on third parties to ensure their operations meet our information technology requirements.
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
We have incurred substantial losses during our history, do not expect to become profitable for the foreseeable future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have performed an analysis on whether we have experienced any ownership changes in the past. Our analysis indicates that we experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. Our net operating losses are subject to such limitation. As of March 31, 2021, we continue to have significant U.S. federal and Massachusetts net operating loss carryforwards that could be reduced or lost if we experience any further ownership changes, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of March 31, 2021, we had $544.9 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of March 31, 2021, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included more than 95 issued patents or allowed patent applications and over 260 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions that may be tested in multiple jurisdictions globally. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
In addition, there are numerous recent changes to the patent laws and proposed changes to the rules of the USPTO which may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. The U.S. Supreme Court has ruled on several patent cases in recent years, some of which either narrow the scope of patent protection available in certain circumstances or weaken the rights of patent owners in certain situations. The 2013 decision by the U.S. Supreme Court in Association for Molecular Pathology v. Myriad Genetics, Inc. precludes a claim to a nucleic acid having a stated nucleotide sequence which is identical to a sequence found in nature and unmodified. We currently are not aware of an immediate impact of this decision on our patents or patent applications because we are developing nucleic acid products that are not found in nature. However, this decision has yet to be fully interpreted by courts and by the USPTO. We cannot assure you that the interpretations of this decision or subsequent rulings will not adversely impact our patents or patent applications. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing U.S. patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
Intellectual property rights of third parties could adversely affect our ability to commercialize our product candidates, and we might be required to litigate or obtain licenses from third parties to develop or market our product candidates. Such litigation could be costly and licenses may be unavailable on commercially reasonable terms.
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
Patent applications in the U.S. and elsewhere are generally published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering some of our product candidates or various elements of our platform technology could have been filed by others without our knowledge. Additionally, pending claims in patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our product candidates, or the use of our product candidates. Third-party intellectual property right holders may also bring patent infringement claims against us. No such patent infringement actions have been brought against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve any future infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable, and time-consuming litigation, and may be prevented from or experience substantial delays in marketing our products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.
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
Although we do not currently have any products on the market, if our therapeutic candidates or clinical trials are covered by federal healthcare programs or other third-party payors, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal, state, and foreign governments of the jurisdictions in which we conduct our business. Healthcare providers, physicians, and third-party payors play a primary role in the recommendation and prescription of any therapeutic candidates for which we may obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse, transparency, and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our therapeutic candidates for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
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
•HIPAA includes a fraud and abuse provision which imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program (including private payors), or knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services, regardless of the payor (e.g., public or private). Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
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
•the federal false statements statute which prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items, or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
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
The regulations that govern marketing approvals, pricing, coverage, and reimbursement for new drugs vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. Although we intend to monitor these regulations, our programs are currently in the early stages of development and we will not be able accurately to assess the impact of price regulations for a number of years. As a result, we might obtain regulatory approval for a product in a particular country but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.
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
In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the former administration’s budget for fiscal year 2021 included a $135 billion allowance (over a period of time) to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the previous administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the previous administration released a “Blueprint”, or plan, to lower drug prices and reduce out-of-pocket of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out-of-pocket costs of drug products paid by consumers.
The Department of Health and Human Services (“HHS”) has already implemented certain of these measures while others are pending. For example, in May 2019, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, it is unclear whether the Biden administration will challenge, reverse, revoke, or otherwise modify these recent executive and administrative actions. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
U.S. federal government agencies currently face potentially significant spending reductions. The Budget Control Act of 2011 (the “BCA”) established a Joint Select Committee on Deficit Reduction, which was tasked with achieving a reduction in the federal debt level of at least $1.2 trillion. The Joint Select Committee on Deficit Reduction did not achieve a targeted deficit reduction for fiscal years 2012 through 2021, triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic.
More recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for pharmaceutical products. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. On July 24, 2020 and September 13, 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. As a result, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021 and ending December 31, 2027. On December 28, 2020, a judge in the U.S. District Court for the Northern District of California granted a preliminary injunction prohibiting CMS from implementing the MFN rule pending completion of the comment and rulemaking process required under the Administrative Procedures Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. We will continue to monitor the impact this rule and subsequent challenges may have on our business.
Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S.District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC, and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to review and process our regulatory submissions timely, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital to properly capitalize and continue our operations.
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national, and international conditions warrant. Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determine when and where it is safest to conduct prioritized domestic inspections and resumed inspections in China and India in early 2021. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced the receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.
Risks Related to Our Common Stock
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through March 31, 2021, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
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
As of March 31, 2021, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 39.9% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.
We most recently amended our bylaws in March 2021. Our amended and restated bylaws provide that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law, as amended, our amended and restated certificate of incorporation or our amended and restated bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, or any other action asserting a claim against us that is governed by the internal affairs doctrine (we refer to the foregoing provision as the Delaware Forum Provision). The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the district courts of the United States shall be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act or the Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.
We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware in the event of claims governed by the Delaware Forum Provision. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an actions may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of April 30, 2021, we also had 7,883,950 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options to purchase 14,951,875 shares of our common stock and 1,279,484 restricted stock units outstanding. The exercise of outstanding options having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
On May 6, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance, and sale by us of up to $200.0 million of our common stock from time to time, including in “at-the-market” offerings under our universal shelf registration statement on Form S-3 that we filed on November 7, 2019. The sale and issuance of our common stock under this facility would result in dilution to our stockholders.
Future sales of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of April 30, 2021, we had 76,900,108 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
In connection with the vesting of restricted stock granted to employees, we withheld certain shares with value equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.

A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended March 31, 2021             is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
01/01/21 - 01/31/21	48,856	23.29	—	—
02/01/21 - 02/28/21	3,680	24.40	—	—
03/01/21 - 03/31/21	6,476	28.81	—	—
Total	59,012	26.63	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 6, 2021, we entered into a Sales Agreement with Cowen and Company, LLC, as sales agent, to provide for the offering, issuance and sale by us of up to $200.0 million of our common stock from time to time, including in “at-the-market” offerings under our universal shelf registration statement on Form S-3 that we filed on November 7, 2019. Under the at-the-market facility, the sales agent is entitled to be compensated in an amount of up to 3.0% of the gross proceeds from sales of our common stock. The foregoing description of the sales agreement does not purport to be complete and is qualified in its entirety by the full text of such agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	March 12, 2021
5.1*	Opinion of Goodwin Procter LLP, as to the legality of securities being registered.
10.1*	Royalty Acquisition Agreement by and between the Company and Royalty Pharma PLC, dated as of April 8, 2021
10.2*†	Amendment No. 1 to Transition and Separation Agreement by and between the Company and Ralf Rosskamp, dated as of April 15, 2021
10.3*†	Amendment No. 1 to Employment Agreement by and between the Company and John Green, dated as of April 14, 2021
10.4*†	Amendment No. 1 to Employment Agreement by and between the Company and Bob D. Brown, dated as of April 14, 2021
10.5*†	Amendment No. 1 to Employment Agreement by and between the Company and James B. Weissman, dated as of April 14, 2021
10.6*†	Amendment No. 1 to Employment Agreement by and between the Company and Ralf Rosskamp, dated as of April 14, 2021
10.7*†	Amendment No. 1 to Employment Agreement by and between the Company and Robert Ciappenelli, dated as of April 14, 2021
10.8*†	Amendment No. 1 to Employment Agreement by and between the Company and Regina Paglia, dated as of April 14, 2021
10.9*	Sales Agreement, dated as of May 6, 2021, between the Registrant and Cowen and Company, LLC.
23.2	Consent of Goodwin Procter LLP (included in the opinion filed as Exhibit 5.1).
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

DICERNA PHARMACEUTICALS, INC.

Date: May 6, 2021	By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)