Form 10-Q
period 2021-06-30
Dicerna Pharmaceuticals Inc
filed 2021-08-09
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☑
As of August 2, 2021, there were 77,734,172 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•future conduct of the business of the Company, its preclinical studies, clinical programs, and operations, including in relation to the COVID-19 pandemic;
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
•our strategy for, and the commercialization of any approved product candidates;
•our ability to maintain existing and establish additional collaborations and retain commercial rights with respect to some or all of our product candidates in the collaborations;
•the execution of our business model and strategic plans for our business, technologies, and product candidates;
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
•our reliance on third parties to conduct our preclinical development studies or any clinical trials;
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
•The approval of our planned marketing application for nedosiran may be delayed due to the failure to satisfy FDA regulatory requirements, resulting in changes to or a delay in the commercial launch of nedosiran.
•We are dependent on our collaboration partners for the successful development of some product candidates and, therefore, are subject to the efforts of these partners and our ability to successfully collaborate with these partners.
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
•We may be unable to successfully commercialize our product candidates if we are unable to develop sales, marketing, and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, if at all.

•We may be unable to successfully commercialize product candidates if the regulatory-approved labeling for our product candidates does not enable us to appropriately differentiate our products from competitive products.
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
•Our ability to obtain reimbursement or funding from the federal government may be impacted by possible reductions in federal spending and our ability to maintain such reimbursement or funding may be impacted due to our failure to satisfy federal requirements with respect thereto.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	JUNE 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,210	$126,023
Held-to-maturity investments, current	371,755	442,820
Restricted cash equivalents, current	—	744
Contract receivables	3,147	34,713
Prepaid expenses and other current assets	20,380	14,403
Total current assets	616,492	618,703
NONCURRENT ASSETS:
Property and equipment, net	23,593	17,546
Right-of-use operating assets, net	74,400	60,843
Restricted cash equivalents, noncurrent	5,618	5,618
Held-to-maturity investments, noncurrent	116,599	—
Other noncurrent assets	1,790	5,136
Total noncurrent assets	222,000	89,143
TOTAL ASSETS	$838,492	$707,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,829	$7,901
Accrued expenses and other current liabilities	29,577	28,061
Lease liability, current	3,946	3,439
Deferred revenue, current	160,200	138,537
Deferred income, current	1,098	—
Total current liabilities	207,650	177,938
NONCURRENT LIABILITIES:
Lease liability, noncurrent	61,203	48,744
Deferred revenue, noncurrent	268,606	336,236
Deferred income, noncurrent	178,708	—
Derivative liability	7,750	6,000
Other noncurrent liabilities	3,501	1,174
Total noncurrent liabilities	519,768	392,154
TOTAL LIABILITIES	727,418	570,092
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2021 or December 31, 2020	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 77,601,552 and 75,757,213 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	819,909	775,809
Accumulated deficit	(708,843)	(638,063)
Total stockholders’ equity	111,074	137,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$838,492	$707,846
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Revenue	$41,337	$40,448	$88,940	$74,476
Operating expenses:
Research and development	56,119	53,376	112,157	96,547
General and administrative	25,462	20,565	46,134	36,588
Total operating expenses	81,581	73,941	158,291	133,135
Loss from operations	(40,244)	(33,493)	(69,351)	(58,659)
Other income (expense):
Interest income	111	1,729	391	4,342
Interest expense	(4)	(6)	(8)	(10)
Other (expense) income	(132)	(50)	(1,266)	15
Total other (expense) income	(25)	1,673	(883)	4,347
Loss before income taxes	(40,269)	(31,820)	(70,234)	(54,312)
Provision for income taxes	(546)	—	(546)	—
Net loss	$(40,815)	$(31,820)	$(70,780)	$(54,312)
Net loss per share – basic and diluted	$(0.53)	$(0.43)	$(0.92)	$(0.74)
Weighted average common shares outstanding – basic and diluted	77,029,763	74,001,126	76,644,786	73,460,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	SIX MONTHS ENDED JUNE 30, 2021
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2021	75,757,213	$8	$775,809	$(638,063)	$137,754
Exercises of common stock options	707,723	—	7,616	—	7,616
Vesting of restricted stock units	177,950	—	—	—	—
Shares withheld to cover taxes upon restricted stock unit vesting	(59,012)	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	—	12,413	—	12,413
Net loss	—	—	—	(29,965)	(29,965)
BALANCE – March 31, 2021	76,583,874	8	794,424	(668,028)	126,404
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	957,564	—	12,314	—	12,314
Vesting of restricted stock units	73,073	—	—	—	—
Shares withheld to cover taxes upon restricted stock unit vesting	(12,959)	—	(462)	—	(462)
Stock-based compensation expense	—	—	13,633	—	13,633
Net loss	—	—	—	(40,815)	(40,815)
BALANCE – June 30, 2021	77,601,552	$8	$819,909	$(708,843)	$111,074

	SIX MONTHS ENDED JUNE 30, 2020
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2020	71,573,196	$7	$677,504	$(525,316)	$152,195
Exercises of common stock options	128,373	—	588	—	588
Stock-based compensation expense	—	—	8,527	—	8,527
Proceeds from issuance of common stock, net of commissions and offering costs of $904	2,077,500	—	39,088	—	39,088
Net loss	—	—	—	(22,492)	(22,492)
BALANCE – March 31, 2020	73,779,069	7	725,707	(547,808)	177,906
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	542,256	—	5,876	—	5,876
Stock-based compensation expense	—	—	10,206	—	10,206
Net loss	—	—	—	(31,820)	(31,820)
BALANCE – June 30, 2020	74,321,325	$7	$741,789	$(579,628)	$162,168
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,780)	$(54,312)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	26,046	18,733
Change in fair value of derivative liability	1,750	—
Depreciation and amortization expense	2,487	1,066
Accretion (amortization) of premium on investments	1,965	(302)
Non-cash lease expense	5,550	3,640
Other	42	(5)
Changes in operating assets and liabilities:
Deferred revenue	(45,967)	117,243
Deferred income	179,806	—
Prepaid expenses and other assets	(4,481)	(11,988)
Accounts payable	4,810	2,035
Contract receivables	31,566	200,342
Accrued expenses and other liabilities	3,525	7,536
Lease liability	(4,182)	(4,564)
Net cash provided by operating activities	132,137	279,424
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	344,000	254,000
Purchases of held-to-maturity investments	(391,498)	(529,041)
Purchases of property and equipment	(8,223)	(3,358)
Other	—	15
Net cash used in investing activities	(55,721)	(278,384)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent commissions	—	39,192
Payments of common stock offering costs	—	(104)
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(1,876)	—
Proceeds from exercises of stock options	19,925	6,550
Other	(22)	(24)
Net cash provided by financing activities	18,027	45,614
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	94,443	46,654
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	132,385	156,710
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$226,828	$203,364

	SIX MONTHS ENDED JUNE 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$15,302	$1,101
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$177	$446
NONCASH FINANCING ACTIVITIES
Right-of-use assets acquired through financing leases	$—	$48

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Cash and cash equivalents	$221,210	$197,801
Restricted cash equivalents, noncurrent	5,618	5,563
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$226,828	$203,364
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(amounts in thousands, except share and per share data and where otherwise noted)
1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Dicerna Pharmaceuticals, Inc. (the “Company” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence selectively genes that cause or contribute to disease. Using the Company’s proprietary GalXC™ and GalXC-Plus™ RNAi technologies, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on disease-causing genes in the liver, Dicerna has continued to innovate and is exploring new applications of its RNAi technology with GalXC-Plus, which expands the functionality and application of the Company’s flagship liver-based GalXC technology to tissues and cell types outside the liver and has the potential to treat diseases across multiple therapeutic areas. In addition to the Company’s own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and its collaborative partners, the Company currently has more than 20 active discovery, preclinical, or clinical programs focused on cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain.
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
Throughout 2020 and into 2021, Dicerna was impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which the Company operates. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. Those exemptions enabled some continued discovery research and activities supporting the Company’s collaborative agreements and its own programs. Externally, the COVID-19 pandemic has resulted in some challenges in reserving slots for preclinical studies and accessing non-human primates for such studies, as well as slower enrollment in the Company’s clinical trials. Dicerna has undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 or its variants and monitors the Food and Drug Administration’s (“FDA”) and other health authorities’ guidance for the conduct of clinical trials during this time.
Current supply of Dicerna’s investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, Dicerna’s supply chains continue to appear intact to meet at least the next 18 months of clinical, nonclinical, commercial, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. The Company has undertaken efforts to mitigate potential future impacts to the supply chain by increasing its stock of critical starting materials required to meet its needs and its collaborative partners’ needs through 2022 and by identifying and engaging alternative suppliers. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 or its variants, including on account of United States (“U.S.”) government utilization of its Defense Production Act authorities, and remains in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, depending on the duration and impact of the recurrence or resurgence of COVID-19 cases or continued evolution of further strains of COVID-19 or its variants, and depending on where the infection rates are highest, and including the ability of regulators to continue ensuring the timely review and approval of applications, the Company’s business, results of operations, and financial condition may be negatively impacted. The Company will continue to monitor developments as it deals with the disruptions and uncertainties relating to the COVID-19 pandemic.

Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at June 30, 2021 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended June 30, 2021 and 2020. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for any other interim period, or for any other future year.
Significant judgments and estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Company’s condensed consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to revenue recognition, deferred income, stock-based compensation, the derivative liability, and accrued expenses. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.
Recent accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes, amending accounting guidance that simplifies the accounting for income taxes as part of its initiative to reduce complexity in the accounting standards. The amendments eliminate certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The amendments also clarify and simplify other aspects of the accounting for income taxes. For public business entities, ASU 2019-12 is required to be adopted effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 on January 1, 2021 and it did not have a material impact on its financial statements or related disclosures.
Summary of significant accounting policies
There have been no changes to the significant accounting policies disclosed in the Company’s most recent Annual Report on Form 10-K.
2.    NET LOSS PER SHARE
The Company computes basic net loss per common share by dividing net loss by the weighted average number of common shares outstanding. In periods of net income, the Company’s accounting policy includes allocating a proportional share of net income to participating securities, as determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods when the Company incurs a net loss, the Company does not allocate a loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted net loss per common share after giving consideration to the dilutive effect of stock options and nonvested restricted stock units that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

The outstanding securities presented below were excluded from the calculation of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

	JUNE 30, 2021	JUNE 30, 2020
Options to purchase common stock	14,307,555	15,109,939
Nonvested restricted stock units	1,221,426	887,355
Total	15,528,981	15,997,294
3.    HELD-TO-MATURITY INVESTMENTS
A summary of the Company’s held-to-maturity investments is presented below:

	JUNE 30, 2021
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$371,755	$39	$(13)	$371,781
U.S. Treasury securities maturing in greater than one year	116,599	—	(34)	116,565
Total	$488,354	$39	$(47)	$488,346

	DECEMBER 31, 2020
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$442,820	$163	$(12)	$442,971
The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected. The Company did not write off any interest receivable during the three and six months ended June 30, 2021 and 2020.
The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell its investments and has the intent and ability to hold its investments until they mature.

4.    FAIR VALUE MEASUREMENTS
A summary of the Company’s assets and liabilities that are measured or disclosed at fair value on a recurring basis is presented below:

	JUNE 30, 2021
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$220,835	$220,835	$—	$—
Held-to-maturity investments
U.S. Treasury securities	488,346	—	488,346	—
Restricted cash equivalents
Money market funds	5,618	5,618	—	—
Total financial assets	$714,799	$226,453	$488,346	$—

Financial liabilities
Derivative liability	$7,750	$—	$—	$7,750
Total financial liabilities	$7,750	$—	$—	$7,750

	DECEMBER 31, 2020
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$126,006	$126,006	$—	$—
Held-to-maturity investments
U.S. Treasury securities	442,971	—	442,971	—
Restricted cash equivalents
Money market funds	6,362	6,362	—	—
Total financial assets	$575,339	$132,368	$442,971	$—

Financial liabilities
Derivative liability	$6,000	$—	$—	$6,000
Total financial liabilities	$6,000	$—	$—	$6,000
The Company’s cash equivalents and restricted cash equivalents, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of June 30, 2021 and December 31, 2020. Restricted cash equivalents represent money market investments which secure letters of credit established in connection with the Company’s facility leases.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore the amortized cost approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of June 30, 2021 and December 31, 2020.
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

The following table presents a rollforward of activity associated with the derivative liability during the six months ended June 30, 2021:

CONTINGENT PAYMENT DERIVATIVE LIABILITY
Balance, January 1, 2021	$(6,000)
Expense recognized in other (expense) income due to remeasurement of fair value of the liability	(1,500)
Balance, March 31, 2021	(7,500)
Expense recognized in other (expense) income due to remeasurement of fair value of the liability	(250)
Balance, June 30, 2021	$(7,750)
It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during the periods presented.
As of June 30, 2021 and December 31, 2020, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
5.    PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:

	JUNE 30, 2021	DECEMBER 31, 2020
Prepaid clinical, contract research, and manufacturing costs	$11,107	$9,651
Interest receivable	1,868	1,345
Prepaid insurance	1,749	817
Other prepaid expenses and other current assets	5,656	2,590
Prepaid expenses and other current assets	$20,380	$14,403
6.    COLLABORATIVE RESEARCH AND LICENSE AGREEMENTS
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
Pursuant to the A1AT Agreement, Alnylam’s AAT product (ALN-AAT02, or the “Alnylam Product”) and Dicerna’s AAT product (belcesiran, or the “Dicerna Product”) were to be explored for the treatment of AATLD. Under the A1AT Agreement, the Company obtained an exclusive worldwide license to Alnylam’s intellectual property to exploit the Alnylam Product. Dicerna assumed responsibility for the development of both the Alnylam Product and the Dicerna Product at its cost. Dicerna selected belcesiran to advance in development for the treatment of patients with AATLD. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt-in to commercialize belcesiran in countries outside the U.S. where it already has a commercialization infrastructure in place (the “Commercialization Option”). If Alnylam exercises its Commercialization Option, the parties will share future development costs. Further, each party will pay tiered royalties to the other party based on a percentage of net product sales generated in its territory ranging from low single-digits to high teens. In the event Alnylam waives its Commercialization Option, the Company will retain worldwide rights to commercialize belcesiran in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $45.0 million, and royalties will be payable to Alnylam based on net product sales in the low to mid-single-digits. As a result of these uncertain payments the Company may owe to Alnylam, the Company has recorded a derivative liability on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The A1AT Agreement is subject to customary termination provisions, and the Company may terminate the A1AT Agreement at any time without cause following the notice period described in the A1AT Agreement.
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
In April 2021, pursuant to an agreement with Royalty Pharma plc (“Royalty Pharma”), the Company received a $180.0 million upfront payment from the sale of Dicerna’s royalty interest in Alnylam’s net sales of OXLUMO (lumasiran). The upfront payment was recorded as deferred income upon receipt. Under this agreement, the Company is also eligible to receive up to $60.0 million in contingent sales-based milestone payments. Refer to Note 7 - Royalty Pharma Financing for further details.
Accounting Analysis
The Company determined that the A1AT Agreement and the PH Agreement represent separate agreements for accounting purposes, as the transactions have different commercial objectives, the consideration under each contract is not dependent upon the price or performance of the other contract, and the goods or services under each contract are separate performance obligations.
A1AT Agreement
The Company concluded that the A1AT Agreement was within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, as the provision of research and development services is considered an output of the entity’s ordinary activities in exchange for consideration.
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
As described above, Dicerna may be required to pay contingent milestones and royalties to compensate Alnylam for the license provided under the agreement. Given the uncertainty associated with these contingent payments, the Company established a derivative liability for these payments and recognized $6.0 million of other expense in the period ended December 31, 2020. In the six months ended June 30, 2021, the Company recognized an additional $1.75 million of other expense associated with this liability.
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

Novo collaboration and share purchase agreements
Background
On November 15, 2019, Dicerna and Novo entered into a Collaboration and License Agreement (the “Novo Collaboration Agreement”). Under the terms of the Novo Collaboration Agreement, the Company and Novo seek to use GalXC to explore more than 30 gene targets associated with liver disease with the goal of delivering multiple clinical candidates for disorders including chronic liver disease, non-alcoholic steatohepatitis (“NASH”), type 2 diabetes, obesity, and rare diseases. The Company will conduct and fund discovery and preclinical development to clinical candidate selection for each liver cell target. Novo will be responsible for all further development and the commercialization of each candidate selected for development, with the Company manufacturing clinical candidates selected for Phase 1-related clinical development, subject to reimbursement for its manufacturing costs. In addition, the Company will assist Novo with the Investigational New Drug (“IND”) filing for the first development candidate. The Company also retains the ability to opt in to co-development of a total of two programs during clinical development in Phases 1-3, subject to limitations in the event of a change in control. If the Company exercises a co-development option, it also has an option to co-promote the product in the United States, subject to limitations in the event of a change in control of the Company. Additionally, the Company may lead the development and commercialization of two programs targeting orphan liver diseases, with Novo retaining the ability to opt in to both programs in Phases 1-3. The Company and Novo will share in profits and losses for the Company’s orphan liver and Novo products should both parties elect to co-develop.
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
Under the terms of the Novo Collaboration Agreement, Novo paid the Company an upfront payment of $175.0 million, which was subject to delivery of target information, in January 2020. The Company is also eligible to receive an additional $75.0 million ($25.0 million at the end of each of the first three years of the Novo Collaboration Agreement), contingent upon the Company delivering GalXC molecules for a defined number of targets, and additional payments totaling up to approximately $357.5 million per target upon achievement of specified development, regulatory, and commercial milestones. In addition, Novo will pay the Company mid-single-digits to mid-teens royalties on product sales on a country-by-country and product-by-product basis until the later of 10 years after the date of first commercial sale of each product in such country, expiration of specified patent rights in such country, or the expiration of specified regulatory exclusivity in such country for GalXC products, subject to royalty step-down provisions set forth in the agreement.
In connection with the Novo Collaboration Agreement, the Company and Novo entered into the Novo Share Issuance Agreement on November 15, 2019, pursuant to which Novo purchased 2,279,982 shares (the “Novo Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”), at a purchase price of $21.93 per share, for an aggregate purchase price of approximately $50.0 million.
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
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential future preclinical, development, and regulatory variable consideration milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all potential future milestones were excluded from the transaction price. Management reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjusts the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Novo Collaboration Agreement at June 30, 2021 was $229.6 million. As of June 30, 2021, the Company expected to recognize the balance of deferred revenue over the remaining portion of the five-year research term, or four years, which may be extended for up to two years.
Roche collaboration agreement
Background
On October 30, 2019, the Company and Roche entered into a Collaboration and License Agreement (the “Roche Collaboration Agreement”). Under the terms of the Roche Collaboration Agreement, the Company and Roche seek to progress RG6346, the companies’ investigational therapy in clinical development, toward worldwide development and commercialization. The Roche Collaboration Agreement also provides an option for the companies to collaborate in the discovery, development, and commercialization of oligonucleotide therapeutics intended for the treatment of hepatitis B virus (“HBV”).
The Roche Collaboration Agreement requires that Dicerna complete the ongoing Phase 1 clinical trial, including additional Phase 1 cohorts that were requested by Roche for which Roche will reimburse the Company for the cost of the additional cohorts. Roche will lead the post-Phase 1 development and commercialization of the RG6346 program. Roche also had until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche, (each a “Selected Target”), which are intended primarily to treat HBV. Under an amendment to the Roche Collaboration Agreement in June 2020, Roche and Dicerna agreed to extend the date for nomination of targets from December 31, 2020 to January 15, 2021, subject to further potential extension by the parties due to the

COVID-19 global pandemic shutdowns. Under an additional amendment to the Roche Collaboration Agreement in May 2021, Roche and Dicerna further agreed to extend the date for nomination of the targets to June 15, 2021. In April 2020, Roche nominated the first target, and as of the three months ended June 30, 2021, Roche had nominated three of the up to five targets under the research and development portion of the Roche Collaboration Agreement. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Company’s and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company is providing Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement.
Under the terms of the Roche Collaboration Agreement, Roche paid the Company a non-refundable upfront payment of $200.0 million in January 2020. The Company is also eligible to receive additional payments totaling up to approximately $1.47 billion, which includes payments upon achievement of specified development, regulatory, and commercial milestones. In addition, Roche will pay the Company up to mid-teens percent royalties on worldwide product sales. Royalties are payable until the later of 10 years after first commercial sale of each product in a country, expiration of patent rights in a country, or for products containing RG6346 in a given country, the expiration of data or regulatory exclusivity, subject to certain royalty step-down provisions set forth in the agreement. In addition, the Company has an option to co-fund the development of products under the agreement and, if exercised, receive high-twenties to mid-thirties royalty rates on net sales of products in the U.S. If the Company exercises the co-funding option, it also has an option to co-promote products containing RG6346 in the U.S.
Accounting Analysis
The Company concluded that Roche is a customer in this arrangement pursuant to the revenue recognition guidance. The Company identified contract promises under the agreement for (i) the license of intellectual property and know-how rights related to the lead compound, (ii) research and development services to complete the Phase 1 study associated with the lead compound, (iii) lead compound transfer activities, (iv) manufacturing of clinical supply for the lead compound Phase 1 study, and (v) Roche’s option to receive additional goods and services related to the research and development collaboration. The Company determined that the Roche Collaboration Agreement contains two performance obligations consisting of: (i) a combined performance obligation that includes a license, related development and manufacturing services to complete the Phase 1 study, and manufacturing obligations through the completion of the Phase 1 study related to the lead compound (the “RG6346 Performance Obligation”), and (ii) a material right to enter into a research and development collaboration to develop additional targets. While evaluating contract promises to determine whether each was capable of being distinct and distinct within the context of the contract, management considered the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates and the interdependent relationship between the contract promises. As such, the Company concluded that the promises of the license and research and development services related to the lead compound were not distinct from each other. Accordingly, these promises were combined into one performance obligation, the RG6346 Performance Obligation. Upon Roche’s exercise of its option to enter into the research and development collaboration for which no additional consideration was received, Roche had the right to nominate up to five additional targets. For each target nominated, Roche received a license to the Selected Target, for which the Company will perform research services through clinical candidate selection. The Company concluded that, upon Roche’s nomination of a target, the license and related research services through clinical candidate selection for each Selected Target represents a combined performance obligation, which is separate from the RG6346 Performance Obligation. The Company is not required to perform services on more than three Selected Targets at any time. Roche also had the right to replace up to three Selected Targets if a clinical candidate could not be identified during the research term.
The total transaction price for the Roche Collaboration Agreement is $232.1 million, consisting of the $200.0 million upfront payment, a $25.0 million milestone payment associated with Roche’s initiation of RG6346 in a Phase 2 combination trial, and the estimated reimbursement from Roche related to the additional cohorts. The Company used the most likely amount method to estimate the amount of reimbursement, which was considered variable consideration. As reimbursement will be made as the Company performs the related services, the Company concluded that such amount does not need to be constrained, and therefore, included the full amount of the estimated reimbursement by Roche in the transaction price.
The Company also estimated that the most likely amount for each potential future development and regulatory variable consideration milestone payment under this agreement was zero at contract inception, as the achievement of those milestones was uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all potential future milestones were initially excluded from the transaction price. Management reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjusts the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
The Company allocated the current $232.1 million transaction price to the performance obligations on a relative standalone selling price basis. The Company estimated the standalone selling price for the lead compound performance obligation using the adjusted market assessment approach, whereby the Company adjusted comparable third-party transactions to reflect the stage of development of the Company’s asset. To determine the estimated standalone selling price of the material right, the Company estimated the standalone selling price of the underlying performance obligations included in the material right and estimated the probability of Roche exercising such underlying performance obligations. The Company concluded that the research and development collaboration material right contained (i) five material rights to receive a selected target license and related research and development services, and (ii) three material rights to receive a replacement selected target license and related research and development services. Upon the nomination of a target, the Selected Target license and related research services through clinical candidate selection are accounted for as a combined performance obligation. The value of the material right related to the Selected Target is included in the transaction price for the combined performance obligation. The variable consideration related to the reimbursement from Roche for the additional Phase 1 cohorts and any milestones and royalties that are achieved will be allocated specifically to the lead compound performance obligation, as this variable consideration relates specifically to the Company’s satisfaction of the lead compound performance obligation and such allocation has been determined to be consistent with the allocation objective of the revenue recognition guidance.
Revenue associated with the lead compound performance obligation is recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time, as the Company’s performance does not create an asset with alternative use, and the Company has an enforceable right to payment for performance completed to date. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services. The transaction price allocated to the research and development collaboration material right is recognized based on the timing of recognition of the underlying performance obligations that comprise the material right, or upon expiry of the material right if such right is not exercised.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Roche Collaboration Agreement at June 30, 2021 was $122.1 million. As of June 30, 2021, the Company expects to recognize the balance of deferred revenue during the research term of up to five years.
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

During the fourth quarter of 2020, Dicerna achieved a milestone associated with the first filing of an IND application for LY3561774, targeting the ANGPTL3 gene for the treatment of dyslipidemia, with the FDA, entitling the Company to a $10.0 million payment. The Company received this payment in the fourth quarter of 2020.
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
During the second quarter of 2021, the FDA accepted the IND application filed by Lilly for LY3819469, targeting the LPA gene as a potential treatment for cardiometabolic diseases, triggering a $10.0 million payment to Dicerna. The Company received this payment in the second quarter of 2021.
Accounting Analysis
The Company concluded that Lilly is a customer in this arrangement. As such, the element of the arrangement unrelated to the issuance of the shares falls within the scope of the revenue recognition guidance. The Company identified contract promises under the Combined Agreements for licenses of intellectual property and know-how rights, associated research and development services for targets and for exploration of new applications of the Company’s RNAi technology to non-liver targets, and participation on a joint steering committee. The Company determined that the contract promises were not separately identifiable and were not distinct or distinct within the context of the contract due to the specialized nature of the services to be provided by Dicerna, specifically with respect to the Company’s therapeutic expertise related to RNAi and the Company’s GalXC conjugates, and the interdependent relationship between the contract promises. As such, the Company concluded that there was a single identified combined performance obligation. The total transaction price for the Combined Agreements is $168.7 million, consisting of the total $100.0 million upfront compensation, $48.7 million premium on the sale of shares under the Lilly Share Issuance Agreement, and $10.0 million milestones for the achievement of each of the IND filings. The Company applied equity accounting guidance to measure the $51.3 million recorded in equity upon the issuance of the shares.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential future development milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, all potential future milestones were excluded from the transaction price. Management reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjusts the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
Revenue associated with the performance obligation will be recognized as services are provided using a cost-to-cost measure of progress method. The transfer of control occurs over time and, in management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation and reflects a faithful depiction of the transfer of goods and services.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Lilly Collaboration Agreement at June 30, 2021 was $93.0 million. As of June 30, 2021, the Company expected to recognize the majority of this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022.
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
The Alexion Collaboration Agreement transaction price is $51.1 million, consisting of the $22.0 million upfront payment, the $5.9 million equity premium identified upon issuance of the shares, as described above, $19.5 million in aggregate contingent milestone payments that were either received or probable of achievement and under the Company’s control, and $3.7 million of variable consideration for certain manufacturing initiatives reimbursed by Alexion.
The Company used the most likely amount method to estimate variable consideration and estimated that the most likely amount for each potential future development milestone payment under this agreement was zero, as the achievement of those milestones is uncertain and highly susceptible to factors outside of the Company’s control. Accordingly, such milestones were initially excluded from the transaction price. Management reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur and adjusts the transaction price as necessary. Sales-based royalties, including milestone payments based on the level of sales, were also excluded from the transaction price, as the license is deemed to be the predominant item to which the royalties relate. The Company will recognize such revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).
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
In December 2019, Alexion exercised its options for the exclusive rights to two additional targets within the complement pathway for the discovery and development of GalXC molecules. These exercises expanded the companies’ existing research collaboration and license agreement to now encompass four targets within the complement pathway. In connection with the option exercises, Alexion paid Dicerna a total of $20.0 million, or $10.0 million in option exercise fees per additional new target, that are being recognized into revenue as the related services are performed.
The Company concluded that the Alexion Amendment modified the original agreement, as the transaction price was changed as a result of Dicerna assuming responsibility for certain manufacturing costs associated with the initial targets. For accounting purposes, the exercise of the options created a separate new arrangement from the Alexion Collaboration Agreement for the two new targets.
The Company concluded that Alexion is a customer in the Alexion Amendment. The Company identified the following promises under the Alexion Amendment: (i) the grant of licenses of intellectual property and know-how rights, and (ii) associated research and development services for the additional targets. The Company concluded that the research and development services were not capable of being distinct from the licenses and were not distinct within the context of the contract, and should therefore be combined into a single performance obligation for each program. Similar to the initial targets, the Company considered the level of Alexion’s therapeutic expertise specifically related to RNAi, as well as Alexion’s know-how of the Company’s GalXC conjugates, and concluded that Alexion could not benefit from the granted license on its own or together with other resources that are readily available to Alexion. As a result, the combination of the license of intellectual property together with the provision of research and development services represents the highest level of goods and services that can be deemed distinct. Based on management’s assessments, the Company identified a single performance obligation, namely, the combined license and research and development services, for each of the two additional targets. The transaction price of the Alexion Amendment was determined to be $35.0 million, consisting of the $20.0 million in option exercise fees and $15.0 million in aggregate contingent milestone payments that were probable of achievement and under the Company’s control.
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Alexion Agreements at June 30, 2021 was $39.2 million. As of June 30, 2021, the Company expects the majority of deferred revenue to be recognized through the third quarter of 2023.
The following table provides a summary of revenue recognized for the Alexion Agreement and the Alexion Amendment:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Alexion Agreement	$2,316	$5,792	9,505	$7,914
Alexion Amendment	171	1,271	799	1,911
Total	$2,487	$7,063	$10,304	$9,825

The following tables provide a summary of deferred revenue balances for the Alexion Agreement and the Alexion Amendment:

	JUNE 30, 2021
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$6,951	$3,166	$10,117
Alexion Amendment	1,303	27,736	29,039
Total	$8,254	$30,902	$39,156

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$9,216	$7,528	$16,744
Alexion Amendment	9,464	20,323	29,787
Total	$18,680	$27,851	$46,531

BI agreement and related amendment
BI agreement – Background
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
Under the BI Agreement, the Company would have been eligible to receive potential development and commercial milestones as well as royalty payments on potential global net sales, subject to certain adjustments related to the first target, had BI determined to continue development of that target. BI’s Second Target option provided for an option fee payment of $5.0 million and success-based development and commercialization milestones and royalty payments to Dicerna.
BI agreement – Accounting Analysis
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
Based on management’s evaluation, the $10.0 million non-refundable upfront fee and the $0.3 million agreed-upon reimbursable third-party expenses constituted the amount of the consideration to be included in the transaction price and were allocated to the performance obligation identified. None of the development milestones were included in the transaction price during the period, since none of such milestone amounts were within the control of the Company and were not considered probable to occur until confirmed by BI, at BI’s sole discretion. Any consideration related to commercial sales-based milestones related to the first target (including royalties) would have been recognized at the later of (i) when the related sales occurred, or (ii) when the performance obligation to which some or all of the royalty had been allocated had been satisfied (or partially satisfied).
The $10.3 million transaction price for the first target was recognized through July 2019, which was the point when the Company’s obligation to provide research support services to BI for the first target ended. Related revenue was recognized on a straight-line basis, which was, in management’s judgment, an appropriate measure of progress toward satisfying the performance obligation.
BI agreement-related amendment – Background
In October 2018, BI exercised its Second Target option, which entitled the Company to a non-refundable payment of $5.0 million and reimbursement of $0.7 million for certain third-party expenses. The terms of the Second Target option exercise and related rights and obligations associated with the Second Target were agreed to in an Additional Target Agreement (the “ATA”), as amended, which was entered into on December 31, 2018.
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

BI agreement-related amendment – Accounting Analysis
The exercise of the Second Target option on December 31, 2018 through the ATA created a new arrangement for accounting purposes, and management determined that the $5.0 million exercise price with the $0.7 million of reimbursable expenses was representative of the standalone selling price. Consistent with the reasons described related to the first target, management concluded that the non-refundable Second Target option exercise fee (akin to an upfront payment) and reimbursable expenses constituted the amount of the consideration to be included in the transaction price and were allocated to the single performance obligation. The basis for the conclusions regarding the treatment of development and sales-based milestones associated with the Second Target are consistent with those associated with the initial combined performance obligation under the BI Agreement. Management reevaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.
Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company began recognizing the $5.7 million transaction price as revenue in January 2019 and continued through November 2020, which was the point when the Company’s obligation to provide research support services to BI for the Second Target ended. In May 2021, the Company announced that BI had accepted a GalXC RNAi candidate for advancement under the ATA. Acceptance of the DCR-LIV2 compound as a development candidate triggered a single-digit multimillion-dollar milestone payment to Dicerna, which the Company received and recognized in full in the second quarter of 2021. There were no unsatisfied performance obligations under the BI ATA at June 30, 2021.
In addition to establishing the terms of the Second Target option exercise, the ATA also amended the BI Agreement to provide the parties the opportunity to consider the development of product candidates targeting a further additional target gene (the “Third Target Option”). Per the ATA, if BI elects to exercise the Third Target Option following Dicerna’s presentation of data for a new product candidate, the parties must also agree to a research work plan and budget for the additional gene and negotiate development and commercialization milestones and royalty payments to the Company, and upon such agreement and consummation of such exercise, BI would make an option fee payment to the Company of $5.0 million. This option exercise fee is consistent with the Second Target option exercise fee, which management concluded was representative of the standalone selling price. If BI chooses to exercise the Third Target Option, the Company will be responsible for the discovery and initial profiling of the product candidates, including primary preclinical studies, synthesis, and delivery. BI will be responsible for evaluating and selecting the product candidates for further development. If BI selects one or more product candidates, it will be responsible for further preclinical development, clinical development, manufacturing, and commercialization of those products. If the Third Target Option is exercised, such exercise would result in a new arrangement for accounting purposes, as the licensing rights and research and development services underlying the Third Target Option are distinct from those associated with the first and Second Targets.

Revenue summary
The following table provides a summary of revenue recognized:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Novo	$6,700	$2,447	$13,312	$4,052
Roche	14,234	20,677	39,845	39,984
Lilly	14,735	9,487	22,298	19,069
Alexion	2,487	7,063	10,304	9,825
BI	3,181	774	3,181	1,546
Total	$41,337	$40,448	$88,940	$74,476
The following tables provide a summary of deferred revenue balances:

	JUNE 30, 2021
	CURRENT	NONCURRENT	TOTAL
Novo	$36,829	$142,795	$179,624
Roche	62,022	55,019	117,041
Lilly	53,095	39,890	92,985
Alexion	8,254	30,902	39,156
Total	$160,200	$268,606	$428,806

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Novo	$30,169	$162,630	$192,799
Roche	49,493	81,273	130,766
Lilly	40,195	64,482	104,677
Alexion	18,680	27,851	46,531
Total	$138,537	$336,236	$474,773
The Company recognized the following revenues as a result of changes in contract liability balances:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Amounts included in deferred revenue at the beginning of the period (1)	$31,947	$38,595	$60,260	$65,278
Performance obligations satisfied (or partially satisfied) in previous reporting periods (2)	$6,431	$1,011	$20,188	$2,004

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

(2) Relates to changes in estimated costs for the Company’s future performance obligations and estimated variable consideration
7.     ROYALTY PHARMA FINANCING
Pursuant to the PH Agreement between Dicerna and Alnylam that was signed in 2020, Dicerna became entitled to royalties on worldwide net product sales of Alnylam’s PH product, OXLUMO™ (lumasiran). Under the terms of the PH Agreement, Dicerna was entitled to royalties in the mid- to high-single-digits based on OXLUMO global net sales. Refer to Note 6 – Collaborative Research And License Agreements for further information.

In April 2021, the Company sold its right to receive royalties from sales of OXLUMO to Royalty Pharma plc for an upfront cash payment of $180.0 million and up to $60.0 million in contingent sales-based milestone payments. The Company evaluated the arrangement to determine whether the upfront payment should be accounted for as debt or deferred income and determined that, as none of the criteria for classification as debt had been met, the proceeds from the upfront payment should be recorded as deferred income on the condensed consolidated balance sheets. The Company applies the “units-of-revenue” method of recognition of this income in the condensed consolidated statements of operations, and such amounts are recorded in other (expense) income.
8.    STOCK-BASED COMPENSATION
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Research and development expenses	$7,143	$4,578	$13,577	$8,881
General and administrative expenses	6,490	5,628	12,469	9,852
Total	$13,633	$10,206	$26,046	$18,733
During the three and six months ended June 30, 2021, the Company granted stock options to purchase 285,375 and 2,254,022 shares of common stock with aggregate grant date fair values of $5.6 million and $37.4 million, respectively, compared to stock options to purchase 701,925 and 3,608,225 shares of common stock granted with aggregate grant date fair values of $9.5 million and $53.8 million during the three and six months ended June 30, 2020, respectively.
The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Common stock price	$25.76 - $30.71	$17.33 - $21.61	$22.07 - $30.71	$15.61 - $22.58
Expected option term (in years)	5.27 - 6.08	5.50 - 6.08	5.27 - 6.08	5.50 - 6.08
Expected volatility	77.72% - 79.16%	78.33% - 80.45%	77.72% - 79.16%	78.33% - 80.45%
Risk-free interest rate	0.90% - 1.15%	—% - 0.42%	0.51% - 1.15%	—% - 1.71%
Expected dividend yield	—%	—%	—%	—%
During the three and six months ended June 30, 2021, the Company granted 63,489 and 502,799 restricted stock units with grant date fair values of $1.9 million and $12.4 million, respectively, compared to 189,455 and 910,055 restricted stock units with grant date fair values of $3.8 million and $19.8 million during the three and six months ended June 30, 2020, respectively.
9.    INCOME TAXES
During the three months ended June 30, 2021, the Company recorded an income tax provision of $0.5 million, resulting in an effective tax rate of approximately 0.79% for the six months ended June 30, 2021. The difference between the effective tax rate and the federal statutory tax rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax expense largely relates to federal tax payable that is not expected to be fully offset by any tax attributes.
10.    LEASES
On January 14, 2020, the Company entered into a non-cancelable real property lease agreement for 61,282 square feet of laboratory and office space at 75 Hayden Avenue in Lexington, Massachusetts (the “75 Hayden Avenue” lease). The original term commenced during the fourth quarter of 2020 and is for 125 months with options to extend for two additional successive periods of five years thereafter. On July 1, 2020, the Company entered into an amendment to the 75 Hayden Avenue lease (the “75 Hayden Amendment”). The 75 Hayden Amendment expanded the square footage leased under the 75 Hayden Avenue lease by 30,446 square feet to contain a total of  91,728 rentable square feet and increased the monthly base rent by an average of $0.2 million per month.
The term for the additional space under the 75 Hayden Amendment commenced for accounting purposes during the second quarter of 2021 and is for 118.5 months with options to extend for two additional successive periods of five years thereafter. Payments for the extensions are not included in measurement of the right-of-use (“ROU”) asset and lease liability, as it is not reasonably certain that the Company will exercise its options to extend the lease term. The aggregate total fixed rent for the 75 Hayden Amendment is approximately $21.3 million with the annual fixed rental payments increasing from $1.9 million to $2.6 million during the amended term. The Company recognized an ROU asset and a lease liability of approximately $17.2 million and $15.3 million, respectively, in the three months ended June 30, 2021 related to the 75 Hayden Amendment.
The interest rate implicit in the lease agreement is not readily determinable, and as such, the Company utilizes its incremental borrowing rate to calculate the lease liability, which is the rate incurred to borrow, on a collateralized basis for a similar term, an amount equal to the lease payments in a similar economic environment at the time the asset is made available to the Company.
11.    COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of June 30, 2021.

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
Overview
Dicerna Pharmaceuticals, Inc. (“we,” “us,” “our,” “the Company,” or “Dicerna”) is a biopharmaceutical company focused on discovering, developing, and commercializing medicines that are designed to leverage ribonucleic acid interference (“RNAi”) to silence selectively genes that cause or contribute to disease. Using our proprietary GalXC™ and GalXC-Plus™ RNAi technologies, Dicerna is committed to developing RNAi-based therapies with the potential to treat both rare and more prevalent diseases. By silencing disease-causing genes, Dicerna’s GalXC platform has the potential to address conditions that are difficult to treat with other modalities. Initially focused on disease-causing genes in the liver, Dicerna has continued to innovate and is exploring new applications of its RNAi technology with GalXC-Plus, which expands the functionality and application of our flagship liver-based GalXC technology to tissues and cell types outside the liver and has the potential to treat diseases across multiple therapeutic areas. In addition to our own pipeline of core discovery and clinical candidates, Dicerna has established collaborative relationships with some of the world’s leading pharmaceutical companies, including Novo Nordisk A/S (“Novo”), Roche, Eli Lilly and Company (“Lilly”), Alexion Pharmaceuticals, Inc. (together with its affiliates, “Alexion”), Boehringer Ingelheim International GmbH (“BI”), and Alnylam Pharmaceuticals, Inc. (“Alnylam”). Between Dicerna and our collaborative partners, we currently have more than 20 active discovery, preclinical, or clinical programs focused on cardiometabolic, viral, chronic liver, and complement-mediated diseases, as well as neurodegenerative diseases and pain.
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
The GalXC RNAi platform and other proprietary RNAi delivery technologies support Dicerna’s long-term strategy to retain a full or substantial ownership stake in our programs, subject to the evaluation of potential licensing opportunities as they may arise, and to invest internally in programs for diseases with focused patient populations, such as certain rare diseases or diseases with well-characterized genetic targets. These certain rare disease programs represent opportunities that we believe may carry a relatively higher probability of success, with genetically and molecularly defined disease markers, high unmet medical need, a limited number of centers of excellence to facilitate reaching these patients, and/or the potential for more rapid clinical development paths to regulatory approval. For more complex diseases with multiple gene dysfunctions and/or larger patient populations, we continue to pursue collaborations that can provide the enhanced scale, resources, and commercial infrastructure required to maximize these prospects.
We currently view our operations and manage our business as one segment, which encompasses the discovery, research, and development of treatments based on our RNAi technology platform.

Executive Summary
The following table provides a summary of revenue recognized for the three and six months ended June 30, 2021 (amounts in thousands):

	THREE MONTHS ENDED JUNE 30, 2021	SIX MONTHS ENDED JUNE 30, 2021
Novo	$6,700	$13,312
Roche	14,234	39,845
Lilly	14,735	22,298
Alexion	2,487	10,304
BI	3,181	3,181
Total	$41,337	$88,940
Payments received from our collaboration partners during the three and six months ended June 30, 2021 were as follows (amounts in thousands):

	THREE MONTHS ENDED JUNE 30, 2021	SIX MONTHS ENDED JUNE 30, 2021
Novo	$107	27,607
Roche	26,102	27,852
Lilly	10,094	10,779
Alexion	2,798	5,209
BI	2,525	3,092
Total	$41,626	$74,539

Our results of operations for and liquidity and capital resources as of the six months ended June 30, 2021 include the following:
•    In February 2021, Lilly notified us of their decision to extend for an additional year the initial research collaboration term for the extrahepatic targets subject to our collaboration and license agreement with Lilly (the “Lilly Collaboration Agreement”). Under the Lilly Collaboration Agreement, Lilly has the option to extend the three-year initial research collaboration term for these extrahepatic targets for up to three consecutive one-year periods. This first extension allows the research program for these extrahepatic targets under the Lilly Collaboration Agreement to continue through October 2022.
•In March 2021, Roche initiated RG6346 in a Roche-sponsored Phase 2 combination trial for the treatment of chronic hepatitis B (“HBV”) infection, which entitled us to a $25.0 million milestone payment under our collaboration and license agreement with Roche (the “Roche Collaboration Agreement”). We received this payment in the second quarter of 2021.
•In April 2021, we announced that Royalty Pharma plc (“Royalty Pharma”) had acquired our royalty interest in Alnylam’s OXLUMO (lumasiran) for an upfront cash payment of $180.0 million and up to $60.0 million in contingent sales-based milestone payments.
•In May 2021, we announced that BI had accepted a GalXC RNAi candidate for advancement under the collaborative research and license agreement with BI (the “BI Agreement”) as amended and supplemented by the Additional Target Agreement (the “ATA”). Acceptance of the DCR-LIV2 compound as a development candidate triggered a single-digit multimillion-dollar milestone payment to Dicerna, which we received and recognized in full in the second quarter of 2021.
•In May 2021, the U.S. Food and Drug Administration (“FDA”) accepted the Investigational New Drug (“IND”) application filed by Lilly for LY3819469, targeting the LPA gene as a potential treatment for cardiometabolic diseases, triggering a $10.0 million payment to Dicerna under the Lilly Collaboration Agreement. We received this payment in the second quarter of 2021.
•We believe we have sufficient capital, along with anticipated milestone and other payments from existing collaborations, to fund the execution of our current clinical and operating plans into 2025.
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
Throughout 2020 and into 2021, we were impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which we operate. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. Those exemptions enabled some continued discovery research and activities supporting our collaborative agreements and our own programs. Externally, the COVID-19 pandemic has resulted in some challenges in reserving slots for preclinical studies and accessing non-human primates for such studies, as well as slower enrollment in our clinical trials. We have undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. Our operating results could be affected by delays or suspensions of clinical development associated with COVID-19, which have impacted and may continue to impact global healthcare systems and our trial sites’ enrollment in our clinical trials, such as we have seen in the nedosiran and belcesiran studies, and delays in the supply chain related to COVID-19. We continue to be alert to the potential for disruptions that could arise from COVID-19 or its variants and monitor the FDA’s and other health authorities’ guidance for the conduct of clinical trials during this time.
We conduct clinical trials in various countries around the world, including the United States (“U.S”) and other areas heavily impacted by the COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact to meet at least the next 18 months of clinical, nonclinical, commercial, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2022 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 or its variants and remain in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions. Our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operations, and financial condition. In addition, depending on the duration and impact of the recurrence or resurgence of COVID-19 cases or continued evolution of further strains of COVID-19 or its variants, and depending on where the infection rates are highest, and including the ability of regulators to continue ensuring the timely review and approval of applications, our business, results of operations, and financial condition may be negatively impacted. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic. Please refer to the “Financial Operations Overview” section below for specific anticipated effects on our financial statement line items.
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
GalXC RNAi Technology Targeted to the Liver
To target the liver, we conjugate the tetraloop region of our GalXC molecules to a simple natural sugar, GalNAc, that is specifically recognized by a receptor on the surface of liver hepatocytes. This leads to internalization, ultimately enabling the GalXC molecules to access the RNAi machinery inside the hepatocyte and deliver our targeted oligonucleotide to the RNA-induced silencing complex (“RISC”). Due to the efficiency of this process, a full human dose may be administered via a single subcutaneous injection.
GalXC-Plus RNAi Technology for Tissues Outside the Liver
For delivering to tissues outside the liver and/or cell types other than hepatocytes, we have continued to innovate our GalXC platform using modified structures, chemistries, and conjugated delivery moieties. Referred to as GalXC-Plus, these proprietary technological advances extend our expertise in RNAi silencing to address new tissues and organs outside the liver and to non-hepatocyte cells in the liver, while retaining key pharmacological features from GalXC.

Development Approach
In choosing which development programs to internally advance, we apply the scientific, clinical, and commercial criteria that we believe allow us to best leverage our GalXC and GalXC-Plus RNAi technologies and maximize value. Using our GalXC RNAi technology, and applying the criteria of our development focus, we have created a pipeline of core liver-targeted therapeutic programs for development by Dicerna. For opportunities that were not selected as core program opportunities, we have sought partners to fund the discovery, and subsequently drive the development of, these non-core opportunities in exchange for upfront payments, milestone payments, royalties on product sales, and potentially other economic and operational arrangements. Our current collaborations with Novo, Lilly, Alexion, and BI resulted from this effort. For core programs targeting rare diseases, we intend to develop these programs internally through approval. For core programs targeting larger populations, we may seek development partners, such as our collaboration with Roche on RG6346, under various economic and operational arrangements. Together, our core program pipeline and our pipeline of non-core collaborative programs constitute a broad and growing therapeutic pipeline that we believe may result in multiple valuable approved products based on our GalXC and GalXC-Plus technologies.
In addition to the programs listed in our pipeline, we are exploring a variety of potential programs involving gene targets in diverse tissues addressable with our GalXC and GalXC-Plus technologies. Some of these programs may be elevated in the future to be either a core program or a non-core collaborative program. Under our collaborations with Novo, Roche, and Lilly, our collaborators have rights to nominate additional programs for discovery by Dicerna and subsequent development by the nominating collaborator, which will become part of our collaborative pipeline. In the case of our collaboration with Novo, we retain rights to opt in to deeper participation, including enhanced economic rights, at defined points in clinical development, for two programs nominated by Novo.
Our four current core GalXC development programs are: nedosiran for the treatment of primary hyperoxaluria (“PH”), RG6346 for the treatment of chronic HBV infection, belcesiran (formerly DCR-A1AT) for the treatment of alpha-1 antitrypsin deficiency-associated liver disease (“AATLD”), and DCR-AUD for the treatment of alcohol use disorder (“AUD”).
We conduct clinical trials in various countries around the world, including the U.S. and other areas heavily impacted by the COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact to meet at least the next 18 months of clinical, nonclinical, commercial, and CMC supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and our collaborative partners’ needs through 2022 and by identifying and engaging alternative suppliers. In 2020, there were delays related to several nedosiran PHYOX programs and the belcesiran clinical trial in healthy volunteers as a result of COVID-19. As a result, and based on the most recent updates from clinical sites impacted by COVID-19 and precautionary measures related to the pandemic, we regularly evaluate our expectations related to clinical development milestones.
The table below sets forth the stages of development of our various GalXC RNAi platform product candidates as of August 9, 2021:

Research
We continue to advance our GalXC RNAi platform as it is applied to therapeutic targets expressed in hepatocytes using GalNAc conjugates for both our collaborative research and development programs and our internal liver-targeted programs. All current Dicerna collaborations include one or more liver-targeted applications of the GalXC RNAi technology.
In addition, we are exploring applications of our GalXC-Plus RNAi technology against therapeutic gene targets expressed in tissues other than the liver, including targets expressed in the central nervous system (“CNS”), muscle tissue, adipose tissue, tumor-associated immune cells, and other tissues. We have achieved significant gene target knockdown (i.e., reduction in the expression of target mRNA activity and disease biomarker activity) in multiple cell types and regions of the CNS and other extrahepatic tissues, in both rodents and non-human primates (“NHPs”). These extrahepatic applications are based on proprietary modifications to our well-characterized, clinical-stage GalXC platform that enable extrahepatic delivery and pharmacological activity.
In August 2020, we first presented preclinical data related to our GalXC-Plus RNAi technology in the CNS, skeletal muscle, and adipose tissues. Results from preclinical studies demonstrated consistent and durable CNS-wide target mRNA knockdown using novel constructs regardless of route of administration (intrathecal [IT] or intracisterna magna [ICM]), and reduction in target mRNA in skeletal muscle and adipose tissue using optimized chemistries, resulting in equivalent and potentially highly durable target knockdown regardless of dosing regimens.
In March 2021, we presented new preclinical data related to our GalXC-Plus technology demonstrating its potential to deliver deep and sustained mRNA knockdown against prespecified gene targets across the CNS and to specific CNS cell types. Data from a preclinical mouse study showed that a single dose of an unconjugated GalXC-Plus molecule engineered to silence mRNA produced by the ALDH2 gene, a widely occurring and common genetic test target, resulted in dose-dependent reductions of up to 92% knockdown in target mRNA across the CNS that lasted through the trial conclusion at 28 days. GalXC-Plus delivered similar mRNA reductions in NHP studies after a single dose, resulting in up to 90% target mRNA silencing after 28 days. There were no adverse observations for any GalXC-Plus cohort in these trials. Additional preclinical data demonstrated the degree and distribution of GalXC-Plus silencing of β-tubulin III (Tubb3 gene; expressed in neurons and associated with various cancers) and two undisclosed gene targets expressed by astrocytes and oligodendrocytes, respectively, using unconjugated and various conjugated GalXC-Plus payloads:
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
Status of Dicerna Programs
Our current core GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
Nedosiran is the only RNAi drug candidate in development for the treatment of PH type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”) and is our most advanced product candidate utilizing the proprietary GalXC RNAi technology platform. PH is a family of ultra-rare, life-threatening genetic disorders that initially manifest with complications in the kidneys. These genetic mutations cause enzyme deficiencies that result in the overproduction of a substrate called oxalate. Abnormal production and accumulation of oxalate leads to recurrent kidney stones, diffuse deposits of calcium oxalate in the kidneys (nephrocalcinosis), and chronic kidney disease that may progress to end-stage renal disease requiring intensive dialysis. Genetic studies suggest approximately 8,500 people in the U.S. are affected by PH, and researchers estimate that more than 80% of patients remain undiagnosed. There is currently only one approved therapy available specifically for the treatment of patients with PH1.
As PH is characterized by overproduction of oxalate in the liver, patients with PH are predisposed to the development of recurrent urinary tract (urolithiasis) and kidney (nephrolithiasis) stones, composed of calcium oxalate crystals formed from the excess oxalate. Stone formation is accompanied by nephrocalcinosis of some patients with PH, which produces tubular toxicity, inflammation, and renal damage. This injury is compounded by the effects of renal calculi-related obstruction, frequent superimposed infections, and damage due to procedures needed to relieve stone-related obstruction. Compromised renal function eventually results in the accumulation of oxalate in a wide range of organs including the skin, bones, eyes, and heart. In the most severe cases, symptoms start in the first year of life. A combined liver-kidney transplant may be undertaken to resolve PH1 or PH2, but it is an invasive solution with limited availability and high morbidity that requires lifelong immune suppression to prevent organ rejection.
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
PHYOX2 Multidose, Double-Blind, Randomized, Placebo-Controlled Pivotal Trial
PHYOX2 is a Phase 2 multidose, double-blind, placebo-controlled pivotal trial designed to evaluate the efficacy, safety, and tolerability of nedosiran over six months in participants aged six years and older who have PH1 or PH2. This global trial includes countries across North America, Europe, and other regions, including Japan, Australia, and New Zealand. Participants were randomized 2:1 to a fixed monthly dose of nedosiran or placebo administered once monthly by subcutaneous injection. The primary endpoint of the study was the percent change from baseline in area under the curve of 24-hour Uox excretion between Days 90 and 180. The key secondary endpoint was percentage of PH1 and PH2 patients achieving normalization or near-normalization on at least two consecutive visits from Day 90 to Day 180. Enrollment in the PHYOX2 trial has been completed globally, and the last patient completed dosing in the second quarter of 2021.
In August 2021, we announced positive top-line results from the pivotal PHYOX2 clinical trial of nedosiran. Nedosiran achieved the primary endpoint in the PHYOX2 trial, demonstrating a statistically significant reduction from baseline in Uox excretion compared to placebo (p<0.0001). The study also achieved the key secondary endpoint, with a significantly higher proportion of patients administered nedosiran achieving and sustaining normal or near-normal Uox at two or more consecutive visits after Day 90 compared to placebo (p=0.0025). Uox reductions were significant in participants with PH1 while participants with PH2 (5 nedosiran and 1 placebo) showed inconsistent results in this trial. Nedosiran was generally well tolerated in the study with an overall adverse event profile consistent with previously reported data from PHYOX trials.
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
Additional PHYOX Trials: PHYOX4, PHYOX7, PHYOX8, and PHYOX-OBX
Given the fluid nature of the COVID-19 pandemic and the evolving and extraordinary actions undertaken by clinical trial sites globally, we continue to evaluate our clinical plans related to nedosiran. At this time, the status of additional PHYOX trials is as follows:

•PHYOX4: Enrollment in a study of patients with PH3 began in January 2021 and the first patient was dosed in February 2021. We completed dosing in June 2021 and anticipate reporting top-line results from the study in October 2021.
•PHYOX7: Enrollment in a study of patients with PH1 or PH2 and severe renal impairment, including those on dialysis, began in the first quarter of 2021 and patient dosing is underway.
•PHYOX8: An open-label study of patients with PH1 or PH2 aged 0-5 years with relatively intact renal function is expected to begin in the third quarter of 2021.
•PHYOX-OBX: Enrollment in this observational study began in the third quarter of 2021 in participants with PH3 to evaluate the association between Uox excretion and the rate of kidney stone formation.
Other Key Nedosiran Activities
We expect the results from the PHYOX2 trial to support marketing authorization applications for the treatment of PH1 in the U.S. and other major markets and intend to submit a New Drug Application (“NDA”) to the FDA in the fourth quarter of 2021.
The inconsistent data seen specifically in participants with PH2 have led us to make the strategic decision not to move forward with our plan to build Dicerna into a fully integrated commercial enterprise to support nedosiran. Instead, we intend to pursue commercial out-licensing opportunities to help ensure global access to nedosiran, subject to necessary approvals.
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
In an effort to be optimally positioned to develop and commercialize RG6346 in combination with other novel drugs, we entered into the Roche Collaboration Agreement in October 2019. Under the terms of the agreement, we are leading the development of RG6346 through the current Phase 1 trial. Roche intends to further develop RG6346 and initiated RG6346 in a Roche-sponsored Phase 2 combination trial for the treatment of chronic HBV infection in March 2021. The Phase 2 platform trial will evaluate the efficacy and safety of RG6346 in combination with multiple additional agents with novel mechanisms of action, including standard of care nucleos(t)ide therapy and in triple combinations with pegylated interferon alfa-2a, Roche’s novel investigational agents, core protein allosteric modulator (“CpAM”) or TLR7 agonist.
Belcesiran (DCR-A1AT) for Alpha-1 Antitrypsin Deficiency-Associated Liver Disease
Our GalXC RNAi product candidate for the treatment of AATLD, belcesiran, is currently being tested in Phase 1 and Phase 2 clinical studies. AAT deficiency is a rare genetic condition caused by mutations in the SERPINA1 gene that results in disease of the liver and lungs. AAT protein is produced in hepatocytes and circulates in the bloodstream; AAT protects the lungs and other parts of the body by neutralizing neutrophil elastase, an enzyme that fights infection but can also damage healthy tissues if not adequately regulated by AAT.
The majority of people with severe AAT deficiency are homozygous for the Z allele (PiZZ genotype). In the liver, misfolding of the mutant Z-AAT protein causes the protein to aggregate in liver cells, leading to liver injury, including fibrosis, cirrhosis, and hepatocellular carcinoma. Recent epidemiology research indicates that approximately 120,000 individuals in Europe and 63,000 individuals in the U.S. carry this ZZ genotype; the genotype occurs most frequently in individuals of Northern European descent. An estimated 10% or more of adults with AAT deficiency develop clinically meaningful liver disease, and recent research suggests that AATLD is both underrecognized and underdiagnosed. People with AAT deficiency may also develop lung disease, including emphysema. AATLD can affect infants, children, and adults. Liver transplantation is currently the only effective treatment for AATLD.
Our Phase 1 trial of belcesiran is an ongoing placebo-controlled study designed to evaluate the safety and tolerability of single doses of belcesiran when administered to healthy adult participants. Secondary objectives are to characterize the pharmacokinetic profile of belcesiran and to evaluate the preliminary pharmacodynamic effects on serum AAT protein concentrations.
Data from an interim analysis announced in July 2021 of the four completed active-treatment dose cohorts (0.1, 1.0, 3.0, and 6.0 mg/kg) showed dose-dependent reductions in serum AAT with administration of a single dose of belcesiran. In this analysis, belcesiran was found to have an acceptable safety profile and was generally well tolerated. The final 12.0 mg/kg dose cohort in this trial is ongoing, and we plan to present additional data from this study at a medical congress in 2021, subject to abstract acceptance.
We initiated dosing in the Phase 2 trial of belcesiran in June 2021. The ESTRELLA Phase 2 trial is a randomized, multidose, double-blind, placebo-controlled trial evaluating the safety, tolerability, pharmacokinetics, and pharmacodynamics of belcesiran in adult participants with AATLD. The study includes a 24-week cohort and a 48-week cohort to be conducted in parallel, each with up to 27 participants who have a diagnosis of PiZZ-type AAT deficiency and AATLD.
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
AUD is a chronic condition characterized by compulsive alcohol use, loss of control over alcohol use, and a negative emotional state when not using alcohol. A range of medical, psychological, social, economic, and personal problems are associated with AUD. It is estimated that more than 14 million adults in the U.S. are living with AUD. With nearly 100,000 deaths annually, it is one of the leading preventable causes of death in the U.S. Globally, AUD affects approximately 283 million people, according to the World Health Organization.
AUD is often undiagnosed and untreated. Of the more than 14 million individuals in the U.S. with AUD, fewer than 1.4 million received AUD treatment of any kind, including psychosocial support, while only 10% of these – or roughly 140,000 people – received medication to treat their disorder, presenting a significant opportunity for a therapeutic option that can help those with AUD achieve their individual treatment goals.
We received IND clearance from the FDA for DCR-AUD in July 2021 and plan to initiate a Phase 1 trial to evaluate the safety and tolerability of single ascending fixed doses of DCR-AUD in healthy volunteers in the third quarter of 2021.
Collaborative Program Updates
Eli Lilly and Company
During the second quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic diseases, for advancement into preclinical development. In May 2021, the FDA accepted the IND application filed by Lilly for LY3819469, targeting the LPA gene as a potential treatment for cardiometabolic diseases, triggering a $10.0 million payment to Dicerna. We received this payment in the second quarter of 2021, and dosing in this Phase 1 clinical trial of LY3819469 began in June 2021. Two additional GalXC molecules, DCR-CM3 and DCR-CM4, are currently in preclinical development. Dicerna estimates that Lilly will file an IND for DCR-CM4 in the first quarter of 2022. IND/CTA filings under the Lilly Collaboration Agreement are the responsibility of Lilly and are at their discretion.
Lilly filed an IND and initiated a Phase 1 study of LY3561774, a GalXC molecule for the first collaboration target in cardiometabolic diseases that targets the ANGPTL3 gene for the treatment of dyslipidemia, in the fourth quarter of 2020. As a result of this filing, we achieved a milestone associated with the first filing of an IND with the FDA, triggering a $10.0 million payment to us.
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
Roche
In March 2021, Roche initiated RG6346 in a Roche-sponsored Phase 2 combination trial for the treatment of chronic HBV infection, which entitled us to a $25.0 million milestone payment under the Roche Collaboration Agreement, which we received in the second quarter of 2021.
Boehringer Ingelheim
In May 2021, we announced that BI accepted a GalXC RNAi candidate for advancement under the BI Agreement, as amended and supplemented by the ATA, for the discovery and development of novel therapies for the treatment of chronic liver diseases. Acceptance of the DCR-LIV2 compound as a development candidate triggered a single-digit multimillion-dollar milestone payment to Dicerna, which we received and recognized in full in the second quarter of 2021. DCR-LIV2 will be evaluated for the treatment of nonalcoholic steatohepatitis (“NASH”), a chronic liver disease for which there are no approved therapeutic interventions.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the six months ended June 30, 2021.
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
In April 2021, we announced that Royalty Pharma had acquired our royalty interest in Alnylam’s OXLUMO (lumasiran) for an upfront cash payment of $180.0 million, which was received in April 2021, and up to $60.0 million in contingent sales-based milestone payments.
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
Research and development expenses
Research and development expenses consist of costs associated with our research activities, including discovery and development of our molecules and drug delivery technologies, clinical and preclinical development activities, and research and development activities under our research collaboration and license agreements. Our research and development expenses include:
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
Delays in or changes to our research and development plans and timelines, which impact both our internal and external resources, have occurred and may continue to occur due to the COVID-19 pandemic. Internally, throughout 2020 and into 2021, we were impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which we operate. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. Those exemptions enabled some continued discovery research and activities supporting our collaborative agreements and our own programs. Externally, a number of our clinical trial sites have delayed and may continue to delay trial-related activities as a result of COVID-19 or its variants. Any of these factors could cause the timing of the research and development expenses we expect to incur to shift into later periods and have the potential to cause us to expend more funds than originally contemplated as a result of needing to extend clinical development activities.
General and administrative expenses
General and administrative expenses primarily consist of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, commercial, and support functions. Other general and administrative expenses include travel expenses, professional legal fees, audit, tax, and other professional services, and allocated information technology and facility-related costs not otherwise included in research and development expenses. General and administrative expenses also included costs associated with Dicerna’s previously planned strategy to commercialize nedosiran in the U.S. ourselves, if approved, and partner with a third party for other major markets outside of the U.S. However, based on inconsistent results observed in the PH2 subtype of patients included in our PHYOX2 pivotal study, we now plan to pursue commercial out-licensing opportunities to commercialize nedosiran in major markets including the U.S., subject to approvals. We expect general and administrative expenses to remain comparable with the three months ended June 30, 2021 as we cease our plans to build commercial operations in-house for nedosiran.
Delays in or changes to our research and development plans and timelines due to the COVID-19 pandemic may also impact our support functions, which could cause the timing of certain general and administrative expenses we expect to incur to shift into later periods.
Other income (expense)
Other income (expense) primarily consists of expense recorded for the derivative liability established for contingent royalty and milestone payments that may be owed to Alnylam in the future under the terms of the collaboration agreement between the parties. Other income (expense) also includes income recognized from the upfront payment from Royalty Pharma plc, interest income, and interest expense. Interest income consists of income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents. We expect that interest income will continue to decrease due to recent decreases in interest rates.
Provision for income taxes

Provision for income taxes primarily represents the estimated amount of U.S. federal tax payable not expected to be fully offset by any tax attributes.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,
	2021	2020	$ CHANGE	% CHANGE
Revenue	$41,337	$40,448	$889	2.2%
Operating expenses:
Research and development	56,119	53,376	2,743	5.1%
General and administrative	25,462	20,565	4,897	23.8%
Total operating expenses	81,581	73,941	7,640	10.3%
Loss from operations	(40,244)	(33,493)	(6,751)	20.2%
Other income (expense):
Interest income	111	1,729	(1,618)	(93.6)%
Interest expense	(4)	(6)	2	(33.3)%
Other expense, net	(132)	(50)	(82)	164.0%
Total other (expense) income	(25)	1,673	(1,698)	(101.5)%
Loss before income taxes	(40,269)	(31,820)	(8,449)	26.6%
Provision for income taxes	(546)	—	(546)	(100.0)%
Net loss	$(40,815)	$(31,820)	$(8,995)	28.3%

	SIX MONTHS ENDED JUNE 30,
	2021	2020	$ CHANGE	% CHANGE
Revenue	$88,940	$74,476	$14,464	19.4%
Operating expenses:
Research and development	112,157	96,547	15,610	16.2%
General and administrative	46,134	36,588	9,546	26.1%
Total operating expenses	158,291	133,135	25,156	18.9%
Loss from operations	(69,351)	(58,659)	(10,692)	18.2%
Other income (expense):
Interest income	391	4,342	(3,951)	(91.0)%
Interest expense	(8)	(10)	2	(20.0)%
Other (expense) income	(1,266)	15	(1,281)	*
Total other (expense) income	(883)	4,347	(5,230)	(120.3)%
Loss before income taxes	(70,234)	(54,312)	(15,922)	29.3%
Provision for income taxes	(546)	—	(546)	(100)%
Net loss	$(70,780)	$(54,312)	$(16,468)	30.3%
* Percentage change not meaningful

Revenue
The following table provides a summary of revenue recognized (amounts in thousands):

	THREE MONTHS ENDED JUNE 30,
	2021	2020	$ CHANGE	% CHANGE
Novo	$6,700	$2,447	$4,253	173.8%
Roche	14,234	20,677	(6,443)	(31.2)%
Lilly	14,735	9,487	5,248	55.3%
Alexion	2,487	7,063	(4,576)	(64.8)%
BI	3,181	774	2,407	311.0%
Total	$41,337	$40,448	$889	2.2%

	SIX MONTHS ENDED JUNE 30,
	2021	2020	$ CHANGE	% CHANGE
Novo	$13,312	$4,052	$9,260	228.5%
Roche	39,845	39,984	(139)	(0.3)%
Lilly	22,298	19,069	3,229	16.9%
Alexion	10,304	9,825	479	4.9%
BI	3,181	1,546	1,635	105.8%
Total	$88,940	$74,476	$14,464	19.4%
Dicerna receives cash in the form of upfront, milestone, and reimbursement payments from its collaboration partners. However, except for BI, upfront payments received are typically recognized as revenue over time, as revenue from Dicerna’s collaboration partners is recognized on a cost-to-cost measure of progress. As a result, the amount of revenue Dicerna recognizes each period is directly correlated with the amount of services performed during the period.
Revenue was relatively flat for the three months ended June 30, 2021 compared to the same period in 2020, as increases in Lilly, Novo, and BI revenues were largely offset by decreases in Roche and Alexion revenues. The increases in Lilly, Novo, and BI revenues during the three months ended June 30, 2021 reflect a cumulative catch-up in Lilly revenue due to the $10.0 million milestone achieved in the second quarter of 2021, increased services performed under the collaboration agreement with Novo, and achievement of the milestone associated with BI’s acceptance of the DCR-LIV2 compound as a development candidate, respectively. The decrease in Roche revenue in the three months ended June 30, 2021 is due to changes in total estimated costs, as well as fewer services performed compared to the same period in the prior year. In addition, revenue for the three months ended June 30, 2021 was impacted by a decrease in services provided to Alexion due to the uncertainty regarding this research program as a result of AstraZeneca plc’s acquisition of Alexion.
The increase in revenue for the six months ended June 30, 2021 is primarily attributable to increases in services performed under the collaboration agreement with Novo, as well as under the Lilly collaboration agreement.

Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED JUNE 30,
	2021	2020	$ CHANGE	% CHANGE
Belcesiran direct research and development expenses	$3,842	$4,070	$(228)	(5.6)%
Nedosiran direct research and development expenses	10,382	9,220	1,162	12.6%
Partner and remaining core programs direct research and development expenses	10,753	18,515	(7,762)	(41.9)%
Total direct research and development expenses	$24,977	$31,805	$(6,828)	(21.5)%
Platform-related and discovery research expenses	4,698	3,146	1,552	49.3%
Employee-related expenses	19,182	15,386	3,796	24.7%
Facilities, depreciation, and other expenses	7,262	3,039	4,223	139.0%
Total	$56,119	$53,376	$2,743	5.1%

	SIX MONTHS ENDED JUNE 30,
	2021	2020	$ CHANGE	% CHANGE
Belcesiran direct research and development expenses	$7,072	$9,028	$(1,956)	(21.7)%
Nedosiran direct research and development expenses	20,352	16,758	3,594	21.4%
Partner and remaining core programs direct research and development expenses	22,980	29,404	(6,424)	(21.8)%
Total direct research and development expenses	$50,404	$55,190	$(4,786)	(8.7)%
Platform-related and discovery research expenses	9,432	6,645	2,787	41.9%
Employee-related expenses	39,386	28,876	10,510	36.4%
Facilities, depreciation, and other expenses	12,935	5,836	7,099	121.6%
Total	$112,157	$96,547	$15,610	16.2%
Research and development expenses increased $2.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 primarily due to a $4.2 million increase in facilities, depreciation, and other expenses and a $3.8 million increase in employee-related expenses, which includes salaries, benefits, and stock-based compensation. The increases in facilities-related expenses, which include information technology expenses, and employee-related expenses are the result of an increase in research and development headcount necessary to support our expanding pipeline and collaboration agreements. These increases were offset by a $6.8 million decrease in direct research and development expenses. Direct research and development expenses include expenses incurred under arrangements with third parties, such as contract research organizations, contract manufacturing organizations, and consultants. The decrease in direct research and development expenses was primarily driven by $2.6 million decreases in both Alexion and internal direct research and development expenses, both of which were primarily the result of decreases in drug substance expense.
Research and development expenses increased $15.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 primarily due to $10.5 million increase in employee-related expenses. Research and development expenses were also impacted by a $7.1 million increase in facilities, depreciation, and other expenses, which includes information technology expenses, in the six months ended June 30, 2021. Both increases in employee-related expenses and facilities-related expenses are the result of an increase in research and development headcount necessary to support our expanding pipeline and collaboration agreements.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with our core product candidates, and continue activities under our existing collaboration agreements.

General and administrative expenses
General and administrative expenses were $25.5 million and $20.6 million for the three months ended June 30, 2021 and 2020, respectively. The $4.9 million increase for the three months ended June 30, 2021 is primarily due to a $3.5 million increase in professional consulting services in the three months ended June 30, 2021.
General and administrative expenses were $46.1 million and $36.6 million for the six months ended June 30, 2021 and 2020, respectively. The $9.5 million increase for the six months ended June 30, 2021 is primarily due to a $5.0 million increase in professional consulting services. In addition, general and administrative expenses increased $2.2 million due to employee-related expenses as a result of an increase in general and administrative headcount necessary to support our expanding pipeline and collaboration agreements.
We expect general and administrative expenses to remain comparable with the three months ended June 30, 2021 as we cease our plans to build commercial operations in-house for nedosiran.
Liquidity and Capital Resources
Overview
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative arrangements with Novo, Roche, Lilly, Alexion, and BI. As of June 30, 2021, we had cash and cash equivalents and held-to-maturity investments of $709.6 million compared to $568.8 million as of December 31, 2020.
In February 2020, we issued and sold an aggregate of approximately $40.0 million of shares of our common stock to a single institutional investor pursuant to our common stock Sales Agreement with Cowen and Company, LLC as the sales agent. In this transaction, we sold an aggregate of 2,077,500 shares of common stock at a price of $19.25 per share, resulting in net proceeds of approximately $39.2 million after a deduction of approximately $0.8 million in sales commissions. The shares in the offering were sold pursuant to a shelf registration statement declared effective by the SEC on May 31, 2018 and a prospectus supplement filed with the SEC on June 1, 2018.
In April 2021, we received an $180.0 million upfront payment from the sale of our royalty interest in Alnylam’s OXLUMO (lumasiran) to Royalty Pharma.
Payments received from our collaboration partners during the three and six months ended June 30, 2021 were as follows (amounts in thousands):

	THREE MONTHS ENDED JUNE 30, 2021	SIX MONTHS ENDED JUNE 30, 2021
Novo	107	$27,607
Roche	26,102	27,852
Lilly	10,094	10,779
Alexion	2,798	5,209
BI	2,525	3,092
Total	$41,626	$74,539

Payments received from our collaboration partners during the three and six months ended June 30, 2020 were as follows (amounts in thousands):

	THREE MONTHS ENDED JUNE 30, 2020	SIX MONTHS ENDED JUNE 30, 2020
Novo	$—	$175,000
Roche	—	200,000
Alexion	15,000	15,094
BI	—	260
Total	$15,000	$390,354
We believe that our cash, cash equivalents, held-to-maturity investments, and anticipated milestones and other payments from existing collaborators provide us with sufficient resources to continue our planned operations and clinical activities into 2025.

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
Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	SIX MONTHS ENDED JUNE 30,
	2021	2020
Net cash provided by operating activities	$132,137	$279,424
Net cash used in investing activities	$(55,721)	$(278,384)
Net cash provided by financing activities	$18,027	$45,614
Operating activities
Net cash provided by operating activities decreased $147.3 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $168.8 million decrease in contract receivables, largely due to the upfront cash payment received from Roche in January 2020 in connection with our collaboration agreement, and a $163.2 million decrease in deferred revenue. These decreases were partially offset by a $179.8 million increase in deferred income associated with the upfront payment received from Royalty Pharma in April 2021.
Investing activities
Net cash used in investing activities decreased $222.7 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to a $137.5 million decrease in purchases of held-to-maturity investments for the six months ended June 30, 2021, as the comparable period in the prior year reflected an increased cash balance from the Novo and Roche upfront payments available for purchases. In addition, there was a $90.0 million increase in maturities of investments.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2021 decreased $27.6 million compared to the six months ended June 30, 2020. The decrease was primarily due to the receipt of $39.2 million in net proceeds in February 2020 from the private placement of our common stock, which was partially offset by a $13.4 million increase in proceeds received from the exercise of stock options.
Funding requirements
We expect that our primary uses of capital will be for third-party clinical research and development services and manufacturing costs; compensation and related expenses; laboratory and related supplies; legal and other regulatory expenses; and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plans into 2025. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. In addition, for the year ending December 31, 2021, we forecast receiving $83.0 million in cash from our collaborations, including anticipated milestone achievement, based on the current terms in our collaboration agreements and anticipated timing of development in our programs covered by such collaborations. $74.5 million of this amount was received in the first six months of 2021. There can be no assurance that we will actually receive such payments under our collaboration agreements.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially as a result of a number of factors. Our future capital requirements are difficult to forecast and will depend on many factors, including:
•the potential receipt of any milestone payments under the Novo Collaboration Agreement, Roche Collaboration Agreement, Lilly Collaboration Agreement, Alexion Collaboration Agreement, BI Agreements, Alnylam Collaboration Agreement, and the Royalty Pharma plc agreement;
•the terms and timing of any other collaboration, licensing, and other arrangements that we may establish;
•the initiation, progress, timing, and completion of preclinical studies and clinical trials for our current and future potential product candidates, including the impact of COVID-19 or its variants on our ongoing and planned research and development efforts;
•our alignment with the FDA on regulatory approval requirements;
•the impact of COVID-19 or its variants on the operations of key governmental agencies, such as the FDA, which may delay the development of our current product candidates or any future product candidates;
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
Until such time, if ever, that we generate significant product revenue, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, royalty stream monetization, and research collaboration and license agreements.
Please see the risk factors set forth in Part II, Item 1A – “Risk Factors” in this Quarterly Report on Form 10-Q for additional risks associated with our substantial capital requirements.
Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of June 30, 2021 (amounts in thousands):

	Payments Due By Period*
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations	$67,846	$7,668	$17,472	$18,536	$24,170
Finance lease obligations	$212	$64	$120	$28	$—
____________________________
*    Represents future minimum lease payments under our existing non-cancelable operating leases for our offices and laboratory space and our finance lease for equipment.
We have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheets since the achievement and timing of these milestones were not probable or estimable as of June 30, 2021.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximize the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of June 30, 2021, we had cash, cash equivalents, and held-to-maturity investments of $709.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

ITEM 4.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file under the Exchange Act with the SEC is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, we may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. We are not currently a party to or aware of any proceedings that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. Any future litigation could result in substantial costs and divert our management’s attention and resources, which could cause serious harm to our business, operating results, and financial condition. We maintain liability insurance; however, if any costs or expenses associated with litigation exceed our insurance coverage, we may be forced to bear some or all of these costs or expenses directly, which could be substantial.

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
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease “COVID-19” was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Lexington, Massachusetts, where our primary offices and laboratory space are located, and in Boulder, Colorado, where we also have office and laboratory space. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed quarantines, travel restrictions, and other public health safety measures. It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. New strains of COVID-19 and its variants were reported in different parts of the world and have since reached the U.S. Depending on the duration and impact of the resurgence and new strains of COVID-19 or its variants and depending on where the infections rates are highest, the Company’s business, results of operations, and financial condition may be negatively impacted, including on the ability of regulators to continue ensuring the timely review and approval of applications. For example, as of June 23, 2020, the U.S. Food and Drug Administration (“FDA”) noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, the recurrence or resurgence of COVID-19 cases, including new strains of COVID-19 or its variants, could cause other widespread or more severe impacts depending on where infection rates are highest. While certain vaccines and treatments for COVID-19 have been authorized for use, some in emergency cases, there can be no assurance that such measures will help or slow the progression of the COVID-19 virus or its variants in all territories in a significant manner or at all.
In many of the territories in which we operate our clinical trials, the COVID-19 pandemic has impacted and, with new strains of COVID-19 and its variants, may continue to impact enrollment and dosing in certain of the clinical trials of our product candidates, as well as changes in our business generally, including:
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
•the potential for delay and disruption of the conduct of our clinical studies; for example, the potential for future delays or disruptions of our studies of belcesiran (formerly DCR-A1AT) and nedosiran;
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
•business disruptions caused by workplace, laboratory, and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations, impair the productivity of our personnel, subject us to additional cybersecurity risks, create data accessibility problems, cause us to become more susceptible to communication disruptions, or delay necessary interactions with local regulators, ethics committees, and other important agencies and contractors; and
•the demand of fill and finish capacity of final product by manufacturers producing COVID-19 vaccine products, and U.S. government exercise of its Defense Product Act authorities to mandate priority rated orders for production of vaccines or other supplies, could disrupt or delay the production of injectable medicines in the next 12-18 months, including our future scheduling of production runs for our and our collaborative partners’ product candidates.
Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Protection Act, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.
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
We will need substantial funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of June 30, 2021, we had $709.6 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plan into 2025. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval, and commercialization of product candidates, if approved. To execute our business plan, we will need, among other things:
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
•to manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, manufacturing scale-up, and commercialization of our product candidates;
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
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality ribonucleic acid interference (“RNAi”), a biological process in which ribonucleic acid (“RNA”) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception related to expenses for our research and development and our ongoing operations and we expect to incur such losses for the foreseeable future. As of June 30, 2021, we had an accumulated deficit of $708.8 million. For the six months ended June 30, 2021 and for the years ended December 31, 2020, 2019, and 2018, our net losses were $70.8 million, $112.7 million, $120.5 million, and $88.9 million, respectively. Our technologies and product candidates are in varied stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
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
•additional unanticipated variations in the level of expenses due to the impact of the COVID-19 pandemic, including new strains of COVID-19 or its variants, on the timing of programs and the timing of availability of resources to deploy on such programs;

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
We plan to develop subcutaneously delivered RNAi-based pharmaceuticals using our GalXC technology for the treatment of rare diseases involving the liver and for other therapeutic areas involving the liver such as chronic liver diseases, as well as cardiometabolic diseases and viral diseases. We are also exploring new applications of our RNAi technology with GalXC-Plus, which is designed to expand on the functionality and application of our flagship liver-based GalXC technology yet has the potential to treat diseases across multiple therapeutic areas. We believe that product candidates identified with our drug discovery and delivery platform may offer an improved therapeutic approach over small molecules and monoclonal antibodies, as well as several advantages over earlier generation RNAi molecules. However, the scientific research that forms the basis of our efforts to develop product candidates is relatively new. The scientific evidence to support the feasibility of developing therapeutic treatments based on RNAi and GalXC and GalXC-Plus is both preliminary and limited.
Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that GalXC and GalXC-Plus do not possess certain properties required for a drug to be safe and effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on GalXC and GalXC-Plus may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if product candidates, such as nedosiran, RG6346, belcesiran, and DCR-AUD have had successful results in animal studies and models, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. As a result, we may never succeed in developing a marketable product, we may not become profitable, and the value of our common stock will decline.
Further, the FDA and other regulatory authorities outside the U.S. have relatively limited experience with RNAi or GalXC-based therapeutics. We and our current collaborators, or any future collaborators, may never receive approval to market and commercialize any product candidate. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on GalXC or GalXC-Plus prove to be ineffective, unsafe, or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
Our product candidates are in varied stages of development and may fail or suffer delays that materially and adversely affect their commercial viability and/or our strategy with respect to seeking regulatory approval.
We currently have no products on the market and our product candidates are in varied stages of development. While our lead product candidate, nedosiran, is currently in registrational studies, there can be no assurance that data generated from such studies will support marketing approval for such product candidate in any indication for which we have evaluated nedosiran to date. For example, while we are evaluating nedosiran in the PH1, PH2, and PH3 subpopulations, we recently announced our plans to submit an NDA for nedosiran for the treatment of PH1 in the fourth quarter of 2021. In addition, there can be no assurance that the FDA will accept the NDA for review; nor is it certain that we will seek marketing approval for any additional indications for which we have evaluated nedosiran to date, nor can there be any assurance that the FDA will approve this product candidate for any indications for which we seek approval. Furthermore, seeking a more limited label reduces the potential market for a product candidate, even if it is approved. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including Institutional Review Board (“IRB”) or ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, either alone or with third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials. Due to the COVID-19 pandemic, we have experienced delays in enrollment and dosing in certain of our clinical trials for our product candidates and this risk of delays remains ongoing.

A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to many factors, including scientific feasibility, safety, efficacy, and changing standards of medical care. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, results from our PHYOX2 pivotal trial of nedosiran for the PH2 subtype showed inconsistent reduction in urinary oxalate, despite prior nonclinical and clinical experience, suggesting more complexity in the PH2 disease biology than has been previously understood.
We, the FDA or other applicable regulatory authorities, an individual IRB with respect to its institution, or an independent ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that individuals participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
•negative, inconclusive, or noncompetitive results from our clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials, revisit our strategy, or abandon a program;
•serious and unexpected drug-related side effects experienced by participants using our products in our clinical trials or by individuals using drugs similar to our product candidates;
•delays in submitting investigational new drug (“IND”) or comparable foreign applications or delays or failures in obtaining the necessary approvals from regulators or IRBs to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;
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
We rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations, and consultants to design, conduct, supervise, and monitor preclinical studies of our product candidates and clinical trials. Because we rely on third parties and do not have the ability to conduct current Good Laboratory Practices preclinical toxicology studies or clinical trials independently, we have less control over the timing, quality, compliance, and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs, and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. The third parties with which we contract might not be diligent, careful, compliant, or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.
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
Although we have multiple contract manufacturers, two of our amidite manufacturers are based in China, and as a result of the COVID-19 pandemic and an increase in potential political uncertainty, there is an increased risk of technology transfer and supply interruption at those facilities. We have expanded amidite production to the U.S. and currently have greater than 18 months of inventory on hand.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In addition to our current collaborations with Novo, Roche, Lilly, Alexion, BI, and Alnylam, we may evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaborations may be on terms that are not optimal for us, and we may be unable to maintain any existing or future collaborations if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or a collaborator terminates a collaboration. Any such collaborations, or other strategic transactions, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention to obtain and manage a collaboration or develop acquired products, product candidates, or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership, and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
The development and commercialization of drugs is highly competitive. We compete with a variety of multinational pharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing, or may develop product candidates and processes competitive with our product candidates, some of which may become commercially available before any of our product candidates. We believe that a significant number of product candidates are currently under development and may become commercially available in the future for the treatment of conditions for which we may try to develop product candidates.
Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We are aware of many companies that are working in the field of RNAi therapeutics, including major pharmaceutical companies and a number of biopharmaceutical companies such as Alnylam, Arrowhead Pharmaceuticals, Inc., Arbutus Biopharma Corporation, Silence Therapeutics plc, Quark Pharmaceuticals, Inc., and Novartis International AG.
We also compete with companies working to develop antisense and other RNA-based drugs including Ionis Pharmaceuticals, Moderna, Inc., Acuitas Therapeutics, and Wave Life Sciences Ltd. Like RNAi therapeutics, antisense drugs target mRNA with the objective of suppressing the activity of specific genes. The development of antisense drugs is more advanced than that of RNAi therapeutics with several antisense therapies currently approved, and antisense technology may become the preferred technology for products that target mRNAs.
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
As more of our product candidates advance into clinical trials, including pivotal trials, and commercialization, if approved, we may experience difficulties in managing our growth and expanding our operations.
Thus far, we have only advanced nedosiran, RG6346, and belcesiran into clinical development. As a result, compared to larger pharmaceutical companies, we have relatively limited experience as a company in drug development and with clinical trials of product candidates, including pivotal trials. As our product candidates enter and advance through preclinical studies and clinical trials, including pivotal trials, we will need to expand our development, regulatory, manufacturing, and commercialization capabilities or contract with other organizations to provide these capabilities for us or otherwise partner with other companies for the advancement or commercialization, if approved, of such product candidates. In the future, as our product candidates progress in development, we expect to have to manage additional relationships with collaborators, CROs, clinical trial sites, investigators, suppliers, and other firms. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
If any of our product candidates are approved for marketing and commercialization and we are unable to develop sales, marketing, and distribution capabilities on our own or enter into agreements with third parties to perform these functions on acceptable terms, if at all, we will be unable to successfully commercialize any such future products.
We initially planned to commercialize nedosiran in the U.S. ourselves, if approved, and looked to partner with a third party to commercialize nedosiran outside of the U.S. However, based on the inconsistent results observed in the PH2 subtype of patients included in our PHYOX2 pivotal study, we now plan to pursue commercial out-licensing opportunities to commercialize nedosiran in major markets including the U.S., subject to approvals. Even if our NDA for nedosiran receives marketing approvals, we may not be successful in commercializing nedosiran through third parties, in which case, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
As a company, we have no near-term plan to establish our own fully integrated commercial operations in the U.S. or in other markets. As a result, even if any of our product candidates are approved, in the near-term Dicerna would require a collaboration partner or partners to commercialize such product candidates, which would necessitate our having to enter into collaboration agreements with third parties to perform these services on acceptable terms, if at all. In the future, if we decide to market any such approved products directly, we will need to commit significant financial, legal, and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration, and compliance capabilities. If we rely on third parties with such capabilities to market for any such approved products, we will need to establish and maintain marketing and distribution arrangements with third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable, compliant terms, or at all. In entering into third-party marketing or distribution arrangements, any commercial revenue we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product.
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
Even if we receive marketing and commercialization approval of a product candidate, we and our third-party service providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling, advertising and promotional activities, record keeping, distribution, adverse event reporting, import and export of pharmaceutical products, pricing, sales and marketing, and fraud and abuse requirements. We are required to submit safety and other post-market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategy (“REMS”) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (“RMPs”) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, for nationally authorized medicinal products, the relevant governmental authority of any EU Member State can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes, or facilities may result in restrictions on the product, manufacturer, or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will only have limited control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our collaborators, manufacturers, or service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures or administrative detention of products, refusal to permit the import or export of products, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties, and criminal prosecution.
We face risks arising from the results of the public referendum held in the United Kingdom and its subsequent withdrawal from the European Union.
On June 23, 2016, the United Kingdom (“UK”) held a referendum in which a majority of the eligible members of the electorate voted to leave the EU. The UK’s withdrawal from the EU is commonly referred to as Brexit. Pursuant to Article 50 of the Treaty on European Union, the UK ceased being a Member State of the EU on January 31, 2020. A transition period began February 1, 2020 and continued until December 31, 2020, during which EU laws remained applicable to the UK. In December 2020, the UK and the EU agreed on a trade and cooperation agreement (“TCA”), which became provisionally applicable on January 1, 2021 and has been formally applicable since May 1, 2021, under which the EU and the UK will now form two separate markets governed by two distinct regulatory and legal regimes. The TCA covers the general objectives and framework of the relationship between the UK and EU, including as it relates to trade, transport, and visas. The TCA also includes limited specific provisions concerning pharmaceuticals, which include the mutual recognition of Good Manufacturing Practice (“GMP”), inspections of manufacturing facilities for medicinal products, and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. Depending on the application of the terms of the TCA and the extent to which UK regulations diverge from EU regulations, we could face new regulatory costs and challenges. Many effects of Brexit are also still uncertain, for example with respect to certain financial laws and regulations. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations may negatively impact foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The uncertainty concerning the UK’s long-term legal, political, and economic relationship with the EU after Brexit may be a source of instability in the international markets, create significant currency fluctuations, and/or otherwise adversely affect trading agreements or similar cross-border co-operation arrangements (whether economic, tax, fiscal, legal, regulatory, or otherwise) beyond the date of Brexit. We have a subsidiary located in the UK, which we established to allow us to conduct clinical trials in EU Member States. While we have begun to transition our subsidiaries in Ireland and in Germany to support activities in the EU, there can be no assurance that we will not experience disruptions or other operational challenges in connection with such transition.
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
Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our current and future operations (including business activities conducted by third parties and contract manufacturers on our behalf) and clinical activities in the UK in the long term. In addition to the foregoing, our UK operations support our current and future operations and clinical activities in other countries in the EU and the EEA, and these operations and clinical activities could be disrupted by Brexit.
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
Our research, development, and manufacturing involve the use of hazardous materials and various chemicals. We maintain quantities of various flammable and toxic chemicals in one of our facilities in Lexington, Massachusetts, that are required for our research, development, and manufacturing activities, as applicable. We are subject to federal, state, and local laws and regulations governing the use, manufacture, storage, handling, and disposal of these hazardous materials. We believe our procedures for storing, handling, and disposing these materials in our Lexington facility comply with the relevant guidelines of Lexington, the Commonwealth of Massachusetts, and the Occupational Safety and Health Administration of the U.S. Department of Labor. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by applicable regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health, and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of animals and biohazardous materials. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials. Additional federal, state, and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
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
Our current operations are largely concentrated in our locations in Lexington, Massachusetts and any events affecting these locations may have material adverse consequences.
Our current operations are carried out primarily in our facilities located in Lexington, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure, or other natural or manmade accidents, or incidents that prevent us from fully utilizing the facilities, may have a material adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates, or interruption of our business operations. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material adverse effect on our business, financial position, results of operations, and prospects.
Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.
We have incurred substantial losses during our history, and may never achieve profitability or, if we do, such profitability may not be sustained. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset taxable income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have performed an analysis on whether we have experienced any ownership changes in the past. Our analysis indicates that we experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. Our net operating losses are subject to such limitation. As of June 30, 2021, we continue to have significant U.S. federal and state level net operating loss carryforwards that could be reduced or lost if we experience any further ownership changes, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of June 30, 2021, we had $709.6 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of June 30, 2021, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included more than 105 issued patents or allowed patent applications and over 380 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions that may be tested in multiple jurisdictions globally. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward either the referral of an individual for a healthcare item or service, or the purchasing or ordering of an item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare or Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers, and formulary managers, among others, on the other. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, individual imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil money penalties;
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
In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars;

and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the Department of Health and Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. The MFN is currently subject to ongoing litigation. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point of sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. On December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point of sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.
HHS has already implemented certain of these measures while others are pending. For example, in May 2019, the Centers for Medicare and Medicaid Services, or CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Although a number of these and other proposed measures will require authorization through additional legislation to become effective, it is unclear whether the Biden administration will challenge, reverse, revoke, or otherwise modify these recent executive and administrative actions. Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect that there will be additional challenges and amendments to the ACA in the future. The previous administration issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty, or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including, among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal, or replace the ACA will impact our business.
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
Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.
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
We may face competition in the U.S. for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the MMA contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. Further, the MMA provides that these changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. If implemented, importation of drugs from Canada and the MFN Model, as further discussed above, may materially and adversely affect the price we receive for any of our product candidates. We will continue to monitor developments and their potential effect on our business. We may face competition in the U.S. for our development candidates and investigational medicines, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the FDA issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”) for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances.

On July 9, 2021, President Biden signed an executive order directing the FDA to coordinate with state and local entities to work on importing prescription drugs from Canada. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability. Such legislation, regulations, and executive action allowing the importation or reimportation of drugs could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
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
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through June 30, 2021, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
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
The employment agreements with our executive officers may require us to pay severance and other benefits to officers who are terminated in connection with a change of control of the Company, which could harm our financial condition.
Our executive officers are parties to employment agreements providing in some instances, in the event of a termination of employment in connection with a change of control of the Company, for significant cash payments for severance and other benefits and acceleration of vesting of up to all outstanding stock options. The accelerated vesting of options could result in dilution to our existing stockholders and reduce the market price of our common stock. The payment of these severance benefits could harm our financial condition. In addition, these potential severance payments may discourage or prevent third parties from seeking a business combination with us.
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.
As of June 30, 2021, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 39.9% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.
As a public company, we incur, and we will continue to incur significant legal, accounting, and other expenses.
The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market, and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. Furthermore, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
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
Our stock price has fluctuated and may fluctuate for many reasons, including as a result of public announcements regarding the progress of our development efforts or the development efforts of our collaborators or competitors, the addition or departure of our key personnel, variations in our quarterly operating results, and changes in market valuations of pharmaceutical and biotechnology companies. This risk is especially relevant to us because pharmaceutical and biotechnology companies have experienced significant stock price volatility in recent years. When the market price of a stock has been volatile as our stock price has been and may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. We expect that the price volatility and class action lawsuits in the pharmaceutical and biotechnology industries may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our Board of Directors. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management and Board of Directors.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of August 2, 2021, we also had 7,840,275 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options to purchase 14,199,163 shares of our common stock and 1,241,807 restricted stock units outstanding. The exercise of outstanding options having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of August 2, 2021, we had 77,734,172 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
In connection with the vesting of restricted stock units granted to employees, we withheld certain shares with values equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.
A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended June 30, 2021             is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
04/01/21 - 04/30/21	343	$31.19	—	—
05/01/21 - 05/31/21	—	$—	—	—
06/01/21 - 06/30/21	12,616	$35.74	—	—
Total	12,959	$35.67	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Description of Documents	Form	File Number	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Company.	8-K	001-36281	3.1	February 5, 2014
3.2	Amended and Restated Bylaws of the Company.	8-K	001-36281	3.2	March 12, 2021
10.1	Royalty Acquisition Agreement by and between the Company and Royalty Pharma PLC, dated as of April 8, 2021.	10-Q	001-36281	10.1	May 6, 2021
31.1*	Certification of the Company’s principal executive officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Company’s principal financial officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Section 1350 Certifications.
101.INS*	XBRL Report Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and included in Exhibit 101).
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

DICERNA PHARMACEUTICALS, INC.

Date: August 9, 2021	By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)