Form 10-Q
period 2021-09-30
Dicerna Pharmaceuticals Inc
filed 2021-11-09
CIK 1399529

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
______________________________
Form 10-Q
______________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☑
As of November 4, 2021, there were 77,888,932 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

DICERNA PHARMACEUTICALS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q. In some cases, you can identify forward-looking statements by terminology such as “may,” “could,” “will,” “would,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “intend,” “predict,” “seek,” “contemplate,” “project,” “continue,” “potential,” “ongoing,” “goal,” or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:
•future conduct of the business of the Company, its preclinical studies, clinical programs, and operations, including in relation to the ongoing COVID-19 pandemic;
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
•our strategy for, and the commercialization of, any approved product candidates;
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
•the impact of changes in the government and agency leadership positions in connection with the 2020 U.S. presidential election as well as future election cycles;
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$165,756	$126,023
Held-to-maturity investments, current	399,753	442,820
Restricted cash equivalents, current	—	744
Contract receivables	6,226	34,713
Prepaid expenses and other current assets	17,268	14,403
Total current assets	589,003	618,703
NONCURRENT ASSETS:
Property and equipment, net	22,096	17,546
Right-of-use operating assets, net	72,432	60,843
Restricted cash equivalents, noncurrent	5,618	5,618
Held-to-maturity investments, noncurrent	81,084	—
Other noncurrent assets	1,826	5,136
Total noncurrent assets	183,056	89,143
TOTAL ASSETS	$772,059	$707,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,320	$7,901
Accrued expenses and other current liabilities	34,125	28,061
Lease liability, current	4,895	3,439
Deferred revenue, current	190,128	138,537
Deferred income, current	1,827	—
Total current liabilities	239,295	177,938
NONCURRENT LIABILITIES:
Lease liability, noncurrent	59,525	48,744
Deferred revenue, noncurrent	180,790	336,236
Deferred income, noncurrent	177,802	—
Derivative liability	4,000	6,000
Other noncurrent liabilities	2,984	1,174
Total noncurrent liabilities	425,101	392,154
TOTAL LIABILITIES	664,396	570,092
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value – 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2021 or December 31, 2020	—	—
Common stock, $0.0001 par value – 150,000,000 shares authorized; 77,834,693 and 75,757,213 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	8	8
Additional paid-in capital	833,570	775,809
Accumulated deficit	(725,915)	(638,063)
Total stockholders’ equity	107,663	137,754
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$772,059	$707,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Revenue	$62,954	$48,875	$151,894	$123,351
Operating expenses:
Research and development	61,232	54,814	173,389	151,361
General and administrative	21,994	16,961	68,128	53,549
Total operating expenses	83,226	71,775	241,517	204,910
Loss from operations	(20,272)	(22,900)	(89,623)	(81,559)
Other income (expense):
Interest income	128	1,055	519	5,397
Interest expense	(4)	(5)	(12)	(15)
Other income, net	3,886	1	2,620	16
Total other income, net	4,010	1,051	3,127	5,398
Loss before income taxes	(16,262)	(21,849)	(86,496)	(76,161)
Provision for income taxes	(810)	—	(1,356)	—
Net loss	$(17,072)	$(21,849)	$(87,852)	$(76,161)
Net loss per share – basic and diluted	$(0.22)	$(0.29)	$(1.14)	$(1.03)
Weighted average common shares outstanding – basic and diluted	77,747,134	74,523,319	77,016,273	73,817,194
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	NINE MONTHS ENDED SEPTEMBER 30, 2021
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2021	75,757,213	$8	$775,809	$(638,063)	$137,754
Exercises of common stock options	707,723	—	7,616	—	7,616
Vesting of restricted stock units	177,950	—	—	—	—
Shares withheld to cover taxes upon restricted stock unit vesting	(59,012)	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	—	12,413	—	12,413
Net loss	—	—	—	(29,965)	(29,965)
BALANCE – March 31, 2021	76,583,874	8	794,424	(668,028)	126,404
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	957,564	—	12,314	—	12,314
Vesting of restricted stock units	73,073	—	—	—	—
Shares withheld to cover taxes upon restricted stock unit vesting	(12,959)	—	(462)	—	(462)
Stock-based compensation expense	—	—	13,633	—	13,633
Net loss	—	—	—	(40,815)	(40,815)
BALANCE – June 30, 2021	77,601,552	8	819,909	(708,843)	111,074
Exercises of common stock options	206,723	—	2,560	—	2,560
Vesting of restricted stock units	31,371	—	—	—	—
Shares withheld to cover taxes upon restricted stock unit vesting	(4,953)	—	(127)	—	(127)
Stock-based compensation expense	—	—	11,228	—	11,228
Net loss	—	—	—	(17,072)	(17,072)
BALANCE – September 30, 2021	77,834,693	$8	$833,570	$(725,915)	$107,663

	NINE MONTHS ENDED SEPTEMBER 30, 2020
	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT
BALANCE – January 1, 2020	71,573,196	$7	$677,504	$(525,316)	$152,195
Exercises of common stock options	128,373	—	588	—	588
Stock-based compensation expense	—	—	8,527	—	8,527
Proceeds from issuance of common stock, net of commissions and offering costs of $904	2,077,500	—	39,088	—	39,088
Net loss	—	—	—	(22,492)	(22,492)
BALANCE – March 31, 2020	73,779,069	7	725,707	(547,808)	177,906
Exercises of common stock options and sales of common stock under Employee Stock Purchase Plan	542,256	—	5,876	—	5,876
Stock-based compensation expense	—	—	10,206	—	10,206
Net loss	—	—	—	(31,820)	(31,820)
BALANCE – June 30, 2020	74,321,325	7	741,789	(579,628)	162,168
Exercises of common stock options	359,674	—	2,801	—	2,801
Stock-based compensation expense	—	—	10,580	—	10,580
Net loss	—	—	—	(21,849)	(21,849)
BALANCE – September 30, 2020	74,680,999	$7	$755,170	$(601,477)	$153,700
The accompanying notes are an integral part of these condensed consolidated financial statements.

DICERNA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,852)	$(76,161)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	37,274	29,313
Change in fair value of derivative liability	(2,000)	—
Depreciation and amortization expense	3,938	1,613
Accretion (amortization) of premium on investments	3,584	(164)
Non-cash lease expense	8,753	5,533
Other	75	—
Changes in operating assets and liabilities:
Deferred revenue	(103,855)	73,555
Deferred income	179,629	—
Prepaid expenses and other assets	(1,432)	(12,431)
Accounts payable	415	1,396
Contract receivables	28,487	195,326
Accrued expenses and other liabilities	7,810	10,104
Lease liability	(6,473)	(6,132)
Other	—	463
Net cash provided by operating activities	68,353	222,415
CASH FLOWS FROM INVESTING ACTIVITIES:
Maturities of held-to-maturity investments	451,466	420,000
Purchases of held-to-maturity investments	(493,066)	(629,403)
Purchases of property and equipment	(8,240)	(7,494)
Other	—	15
Net cash used in investing activities	(49,840)	(216,882)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of placement agent commissions	—	39,192
Payments of common stock offering costs	—	(104)
Payments for minimum statutory tax withholding related to net share settlement of equity awards	(2,003)	—
Proceeds from exercises of stock options and Employee Stock Purchase Plan purchases	22,512	9,346
Other	(33)	(34)
Net cash provided by financing activities	20,476	48,400
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS	38,989	53,933
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – Beginning of period	132,385	156,710
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH EQUIVALENTS – End of period	$171,374	$210,643

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
SUPPLEMENTAL CASH FLOW INFORMATION:
NONCASH OPERATING ACTIVITIES
Right-of-use assets acquired through operating leases	$15,302	$1,101
NONCASH INVESTING ACTIVITIES
Property and equipment purchases included in accounts payable and accrued expenses	$114	$568
NONCASH FINANCING ACTIVITIES
Right-of-use assets acquired through financing leases	$—	$48

The following table provides a reconciliation of cash, cash equivalents, and restricted cash equivalents reported within the condensed consolidated balance sheets to the amounts shown in the condensed consolidated statements of cash flows:

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Cash and cash equivalents	$165,756	$204,281
Restricted cash equivalents, noncurrent	5,618	6,362
Total cash, cash equivalents, and restricted cash equivalents shown in the condensed consolidated statements of cash flows	$171,374	$210,643
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
COVID-19
On March 11, 2020, the World Health Organization declared the spread of the novel coronavirus (“COVID-19”) a pandemic. The global spread of COVID-19 or its variants and measures taken in response to the pandemic or the easing of such measures, which continue to evolve, has created and will likely continue to create significant volatility, uncertainty, and economic disruption worldwide. Governments in affected regions have implemented, and may continue to implement, various measures in response to the pandemic, including safety precautions which include quarantines, travel restrictions, business closures and operational restrictions, and other public health safety measures.
Dicerna was impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which the Company operates. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. These exemptions enabled some continued discovery research and activities supporting the Company’s collaborative agreements and its own programs. In response to the COVID-19 pandemic and measures introduced by these local governments, the Company implemented additional workplace protocols to increase the safety of our essential workers, and as such edicts eased, of those employees choosing to return to the Company’s offices during the COVID-19 pandemic. Externally, the COVID-19 pandemic has resulted in some challenges impacting the Company’s preclinical studies, such as in reserving slots, CRO staffing re-prioritization, and accessing non-human primates (“NHPs”) and laboratory supplies for such studies due to shortages, as well as some challenges impacting the Company’s clinical trials, such as slower site initiation/activation and enrollment, CRO staffing re-prioritization, and mandatory lockdowns in certain jurisdictions in which the Company’s clinical trials are planned or operate. Dicerna has undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 or its variants and monitors the Food and Drug Administration’s (“FDA”) and other health authorities’ guidance for the conduct of clinical trials during this time.
Current supply of Dicerna’s investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, Dicerna’s supply chains continue to appear intact to meet at least the next 18 months of clinical, nonclinical, commercial, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. The Company has undertaken efforts to mitigate potential future impacts to the supply chain by increasing its stock of critical starting materials required to meet its needs and its collaborative partners’ needs into 2023 and by identifying and engaging alternative suppliers. The Company continues to be alert to the potential for disruptions that could arise from COVID-19 or its variants, including on account of United States (“U.S.”) government utilization of its Defense Production Act authorities, and remains in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition. In addition, depending on the duration and impact of the recurrence or resurgence of COVID-19 cases or continued evolution of further strains of COVID-19 or its variants, and depending on where the infection rates are highest, and including the ability of regulators to continue ensuring the timely review and approval of regulatory applications, the Company’s business, results of operations, and financial condition may be negatively impacted. The Company will continue to monitor developments as it deals with the disruptions and uncertainties relating to the ongoing COVID-19 pandemic.
Basis of presentation
These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) along with the rules and regulations of the Securities and Exchange Commission for interim financial information, and include the accounts of Dicerna Pharmaceuticals, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by GAAP to constitute a complete set of financial statements. These condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s financial position at September 30, 2021 and its results of operations, changes in stockholders’ equity, and cash flows for the interim periods ended September 30, 2021 and 2020. These unaudited condensed consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, for any other interim period, or for any other future year.
Significant judgments and estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the Company’s condensed consolidated financial statements, as well as the revenues and expenses incurred during the reporting periods. On an ongoing basis, the Company evaluates judgments and estimates, including those related to revenue recognition, provision for income taxes, deferred income, stock-based compensation, the derivative liability, and accrued expenses. The Company bases its estimates on historical experience and on various other factors that the Company believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ materially from those estimates.
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

The outstanding securities presented below were excluded from the calculation of net loss per share because such securities would have been anti-dilutive due to the Company’s net loss per share during the periods ending on the dates presented:

	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020
Options to purchase common stock	13,786,483	15,039,347
Nonvested restricted stock units	1,133,295	974,805
Total	14,919,778	16,014,152
3.    HELD-TO-MATURITY INVESTMENTS
A summary of the Company’s held-to-maturity investments is presented below:

	SEPTEMBER 30, 2021
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$399,753	$40	$(1)	$399,792
U.S. Treasury securities maturing in greater than one year	81,084	—	(16)	81,068
Total	$480,837	$40	$(17)	$480,860

	DECEMBER 31, 2020
DESCRIPTION	AMORTIZED COST	GROSS UNREALIZED HOLDING GAINS	GROSS UNREALIZED HOLDING LOSSES	FAIR VALUE
U.S. Treasury securities maturing in one year or less	$442,820	$163	$(12)	$442,971
The Company’s policy is not to measure an allowance for credit losses for interest receivable and to write off any uncollectible interest receivable as a reversal of interest income in the period in which it determines the interest will not be collected. The Company did not write off any interest receivable during the three and nine months ended September 30, 2021 and 2020.
The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell its investments and has the intent and ability to hold its investments until they mature.

4.    FAIR VALUE MEASUREMENTS
A summary of the Company’s assets and liabilities that are measured or disclosed at fair value on a recurring basis is presented below:

	SEPTEMBER 30, 2021
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$165,562	$165,562	$—	$—
Held-to-maturity investments
U.S. Treasury securities	480,860	—	480,860	—
Restricted cash equivalents
Money market funds	5,618	5,618	—	—
Total financial assets	$652,040	$171,180	$480,860	$—

Financial liabilities
Derivative liability	$4,000	$—	$—	$4,000
Total financial liabilities	$4,000	$—	$—	$4,000

	DECEMBER 31, 2020
DESCRIPTION	TOTAL FAIR VALUE	LEVEL 1	LEVEL 2	LEVEL 3
Financial assets
Cash equivalents
Money market funds	$126,006	$126,006	$—	$—
Held-to-maturity investments
U.S. Treasury securities	442,971	—	442,971	—
Restricted cash equivalents
Money market funds	6,362	6,362	—	—
Total financial assets	$575,339	$132,368	$442,971	$—

Financial liabilities
Derivative liability	$6,000	$—	$—	$6,000
Total financial liabilities	$6,000	$—	$—	$6,000
The Company’s cash equivalents and restricted cash equivalents, which are held in money market funds, are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices in active markets as of September 30, 2021 and December 31, 2020. Restricted cash equivalents represent money market investments which secure letters of credit established in connection with the Company’s facility leases.
The Company’s held-to-maturity investments bore interest at the prevailing market rates for instruments with similar characteristics and therefore the amortized cost approximated fair value. These financial instruments were classified within Level 2 of the fair value hierarchy because the inputs to the fair value measurements were valued using observable inputs as of September 30, 2021 and December 31, 2020.
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

The following table presents a rollforward of activity associated with the derivative liability during the nine months ended September 30, 2021:

CONTINGENT PAYMENT DERIVATIVE LIABILITY
Balance, January 1, 2021	$(6,000)
Expense recognized in other income (expense) due to remeasurement of fair value of the liability	(1,500)
Balance, March 31, 2021	(7,500)
Expense recognized in other income (expense) due to remeasurement of fair value of the liability	(250)
Balance, June 30, 2021	(7,750)
Expense recognized in other income (expense) due to remeasurement of fair value of the liability	3,750
Balance, September 30, 2021	$(4,000)
It is our policy to recognize transfers between levels of the fair value hierarchy, if any, at the end of the reporting period; however, there have been no such transfers during the periods presented.
As of September 30, 2021 and December 31, 2020, the Company’s contract receivables, accounts payable, and accrued expenses approximated their estimated fair values because of the short-term nature of these financial instruments.
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
Pursuant to the A1AT Agreement, Alnylam’s AAT product (ALN-AAT02, or the “Alnylam Product”) and Dicerna’s AAT product (belcesiran, or the “Dicerna Product”) were to be explored for the treatment of AATLD. Under the A1AT Agreement, the Company obtained an exclusive worldwide license to Alnylam’s intellectual property to exploit the Alnylam Product. Dicerna assumed responsibility for the development of both the Alnylam Product and the Dicerna Product at its cost. Dicerna selected belcesiran to advance in development for the treatment of patients with AATLD. At the completion of Phase 3, Alnylam has the no-cost opportunity to opt in to commercialize belcesiran in countries outside the U.S. where it already has a commercialization infrastructure in place (“Commercialization Option”). If Alnylam exercises its Commercialization Option, the parties will share future development costs. Further, each party will pay tiered royalties to the other party based on a percentage of net product sales generated in its territory ranging from low single-digits to high teens. In the event Alnylam waives its Commercialization Option, the Company will retain worldwide rights to commercialize belcesiran in exchange for payments upon the satisfaction of certain milestones, up to an aggregate of $45.0 million, and royalties will be payable to Alnylam based on net product sales in the low- to mid-single-digits. As a result of these uncertain payments the Company may owe to Alnylam, the Company has recorded a derivative liability on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The A1AT Agreement is subject to customary termination provisions, and the Company may terminate the A1AT Agreement at any time without cause following the notice period described in the A1AT Agreement.
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

In April 2021, pursuant to an agreement with Royalty Pharma plc (“Royalty Pharma”), the Company received a $180.0 million upfront payment from the sale of Dicerna’s royalty interest in Alnylam’s net sales of OXLUMO (lumasiran). The upfront payment was recorded as deferred income upon receipt. Under this agreement, the Company is also eligible to receive up to $60.0 million in contingent sales-based milestone payments. Refer to Note 6 - Royalty Pharma Financing for further details.
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
As described above, Dicerna may be required to pay contingent milestones and royalties to compensate Alnylam for the license provided under the agreement. Given the uncertainty associated with these contingent payments, the Company established a derivative liability for these payments; refer to Note 4– Fair Value Measurements.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Novo Collaboration Agreement at September 30, 2021 was $212.4 million. As of September 30, 2021, the Company expected to recognize the balance of deferred revenue over the remaining portion of the five-year research term, or approximately three years, which may be extended for up to two years.
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
The Roche Collaboration Agreement requires that Dicerna complete the ongoing Phase 1 clinical trial, including additional Phase 1 cohorts that were requested by Roche for which Roche will reimburse the Company for the cost of the additional cohorts. Roche will lead the post-Phase 1 development and commercialization of the RG6346 program. Roche also had until receipt of interim Phase 1 data from the RG6346 Phase 1 study (but no later than December 31, 2020) to initiate a research and development collaboration with the Company to pursue up to five targets selected by Roche, (each a “Selected Target”), which are intended primarily to treat HBV. Under an amendment to the Roche Collaboration Agreement in June 2020, Roche and Dicerna agreed to extend the date for nomination of targets from December 31, 2020 to January 15, 2021, subject to further potential extension by the parties due to the COVID-19 global pandemic shutdowns. Under an additional amendment to the Roche Collaboration Agreement in May 2021, Roche and Dicerna further agreed to extend the date for nomination of the targets to June 15, 2021. In April 2020, Roche nominated the first target, and as of the three months ended September 30, 2021, Roche had nominated three of the up to five targets under the research and development portion of the Roche Collaboration Agreement. Under the terms of the Roche Collaboration Agreement, the goal of such research and development collaboration will be to select compounds developed by the Company or Roche for Roche’s continued development and commercialization. The Company’s and Roche’s research and early development organizations will work exclusively with each other during the research and development collaboration period on the discovery, research, and development of such targets selected by Roche, which includes the performance of certain services by Dicerna. Under the Roche Collaboration Agreement, the Company is providing Roche with exclusive and non-exclusive licenses to support Roche’s activities and to enable Roche to commercialize products derived from or containing compounds developed pursuant to such agreement.

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
The total transaction price for the Roche Collaboration Agreement is $232.2 million, consisting of the $200.0 million upfront payment, a $25.0 million milestone payment associated with Roche’s initiation of RG6346 in a Phase 2 combination trial, and the estimated reimbursement from Roche related to the additional cohorts. The Company used the most likely amount method to estimate the amount of reimbursement, which was considered variable consideration. As reimbursement will be made as the Company performs the related services, the Company concluded that such amount does not need to be constrained, and therefore, included the full amount of the estimated reimbursement by Roche in the transaction price.
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
The Company allocated the current $232.2 million transaction price to the performance obligations on a relative standalone selling price basis. The Company estimated the standalone selling price for the lead compound performance obligation using the adjusted market assessment approach, whereby the Company adjusted comparable third-party transactions to reflect the stage of development of the Company’s asset. To determine the estimated standalone selling price of the material right, the Company estimated the standalone selling price of the underlying performance obligations included in the material right and estimated the probability of Roche exercising such underlying performance obligations. The Company concluded that the research and development collaboration material right contained (i) five material rights to receive a selected target license and related research and development services and (ii) three material rights to receive a replacement selected target license and related research and development services. Upon the nomination of a target, the Selected Target license and related research services through clinical candidate selection are accounted for as a combined performance obligation. The value of the material right related to the Selected Target is included in the transaction price for the combined performance obligation. The variable consideration related to the reimbursement from Roche for the additional Phase 1 cohorts and any milestones and royalties that are achieved will be allocated specifically to the lead compound performance obligation, as this variable consideration relates specifically to the Company’s satisfaction of the lead compound performance obligation and such allocation has been determined to be consistent with the allocation objective of the revenue recognition guidance.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Roche Collaboration Agreement at September 30, 2021 was $103.6 million. As of September 30, 2021, the Company expects to recognize the balance of deferred revenue during the research term of up to five years.
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
In February 2021, Lilly notified Dicerna of their decision to extend for an additional year the initial research collaboration term for the extrahepatic targets subject to the Lilly Collaboration Agreement. Under the agreement between the companies, Lilly has the option to extend the three-year initial research collaboration term for these extrahepatic targets for up to three consecutive one-year periods. This first extension allows the research program for these extrahepatic targets under the collaboration between the two companies to continue through October 2022.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Lilly Collaboration Agreement at September 30, 2021 was $72.4 million. As of September 30, 2021, the Company expected to recognize the majority of this amount over the remaining research term of the agreement, which is expected to extend through the fourth quarter of 2022.
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
Alexion paid the Company a non-refundable upfront payment of $22.0 million. The Alexion Collaboration Agreement also provides for potential additional payments to the Company of up to $600.0 million for proceeds from target option exercises and development and sales milestones, as defined in the agreement, which includes: (i) option exercise fees of up to $20.0 million, representing $10.0 million for each of the targets selected; (ii) development milestones of up to $105.0 million for each product; and (iii) aggregate sales milestones of up to $160.0 million. Alexion also agreed to pay the Company mid-single- to low-double-digit royalties on potential product sales on a country-by-country, product-by-product basis until the later of the expiration of patent rights in a country, the expiration of market or regulatory exclusivity in such country, or 10 years after the first product sale in such country, subject to certain royalty step-down provisions set forth in the agreement.
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
The Alexion Collaboration Agreement transaction price is $52.0 million, consisting of the $22.0 million upfront payment, the $5.9 million equity premium identified upon issuance of the shares, as described above, $20.3 million in aggregate contingent milestone payments that were either received or probable of achievement and under the Company’s control, and $3.8 million of variable consideration for certain manufacturing initiatives reimbursed by Alexion.
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
The aggregate amount of the transaction price allocated to the Company’s unsatisfied or partially unsatisfied performance obligations under the Alexion Agreements at September 30, 2021 was $36.9 million. As of September 30, 2021, the Company expects the majority of deferred revenue to be recognized through the third quarter of 2023.
The following table provides a summary of revenue recognized for the Alexion Agreement and the Alexion Amendment:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Alexion Agreement	$3,220	$11,358	12,725	$19,273
Alexion Amendment	—	2,281	799	4,191
Total	$3,220	$13,639	$13,524	$23,464

The following tables provide a summary of deferred revenue balances for the Alexion Agreement and the Alexion Amendment:

	SEPTEMBER 30, 2021
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$7,200	$634	$7,834
Alexion Amendment	8,045	20,994	29,039
Total	$15,245	$21,628	$36,873

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Alexion Agreement	$9,216	$7,528	$16,744
Alexion Amendment	9,464	20,323	29,787
Total	$18,680	$27,851	$46,531
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

Under the BI Agreement, the Company would have been eligible to receive potential development and commercial milestones as well as royalty payments on potential global net sales with respect to the first target, subject to certain adjustments related to that target. However, BI determined to discontinue development of that target under the agreement.
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

Consistent with the first target, revenue is recognized on a straight-line basis, which is in management’s judgment an appropriate measure of progress toward satisfying the performance obligation. The Company began recognizing the $5.7 million transaction price as revenue in January 2019 and continued through November 2020, which was the point when the Company’s obligation to provide research support services to BI for the Second Target ended. In May 2021, the Company announced that BI had accepted a GalXC RNAi candidate for advancement under the ATA. Acceptance of the DCR-LIV2 compound as a development candidate triggered a single-digit multimillion-dollar milestone payment to Dicerna, which the Company received and recognized in full in the second quarter of 2021. There were no unsatisfied performance obligations under the BI ATA at September 30, 2021.
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
Revenue summary
The following table provides a summary of revenue recognized:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Novo	$20,276	$3,552	$33,588	$7,604
Roche	18,563	18,686	58,408	58,670
Lilly	20,695	12,073	42,993	31,142
Alexion	3,220	13,639	13,524	23,464
BI	200	925	3,381	2,471
Total	$62,954	$48,875	$151,894	$123,351
The following tables provide a summary of deferred revenue balances:

	SEPTEMBER 30, 2021
	CURRENT	NONCURRENT	TOTAL
Novo	$59,991	$102,458	$162,449
Roche	57,364	41,852	99,216
Lilly	57,528	14,852	72,380
Alexion	15,245	21,628	36,873
Total	$190,128	$180,790	$370,918

	DECEMBER 31, 2020
	CURRENT	NONCURRENT	TOTAL
Novo	$30,169	$162,630	$192,799
Roche	49,493	81,273	130,766
Lilly	40,195	64,482	104,677
Alexion	18,680	27,851	46,531
Total	$138,537	$336,236	$474,773
The Company recognized the following revenues as a result of changes in contract liability balances:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Amounts included in deferred revenue at the beginning of the period (1)	$54,881	$43,440	$111,468	$104,130
Performance obligations satisfied (or partially satisfied) in previous reporting periods (2)	$19,422	$3,607	$34,352	$4,036

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
In April 2021, the Company sold its right to receive royalties from sales of OXLUMO to Royalty Pharma plc for an upfront cash payment of $180.0 million and up to $60.0 million in contingent sales-based milestone payments. The Company evaluated the arrangement to determine whether the upfront payment should be accounted for as debt or deferred income and determined that, as none of the criteria for classification as debt had been met, the proceeds from the upfront payment should be recorded as deferred income on the condensed consolidated balance sheets. The Company applies the “units-of-revenue” method of recognition of this income in the condensed consolidated statements of operations, and recorded $0.2 million and $0.4 million of this income in other income (expense) for the three and nine months ended September 30, 2021, respectively.
7.    STOCK-BASED COMPENSATION
The Company has classified stock-based compensation in its condensed consolidated statements of operations as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Research and development expenses	$6,274	$6,270	$19,851	$15,151
General and administrative expenses	4,954	4,310	17,423	14,162
Total	$11,228	$10,580	$37,274	$29,313
During the three and nine months ended September 30, 2021, the Company granted stock options to purchase 234,200 and 2,488,222 shares of common stock with aggregate grant date fair values of $5.4 million and $42.8 million, respectively, compared to stock options to purchase 407,850 and 4,016,075 shares of common stock granted with aggregate grant date fair values of $6.3 million and $60.1 million during the three and nine months ended September 30, 2020, respectively.

The assumptions used to estimate the grant date fair value using the Black-Scholes option pricing model were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
Common stock price	$20.29 - $37.70	$17.84 - $26.62	$20.29 - $37.70	$15.61 - $26.62
Expected option term (in years)	6.02 - 6.08	6.02 - 6.08	5.27 - 6.08	5.50 - 6.08
Expected volatility	70.51% - 79.17%	80.15% - 80.29%	70.51% - 79.17%	78.33% - 80.45%
Risk-free interest rate	0.82% - 1.08%	0.00% - 0.37%	0.51% - 1.15%	0.00% - 1.71%
Expected dividend yield	—%	—%	—%	—%
During the three and nine months ended September 30, 2021, the Company granted 51,950 and 554,749 restricted stock units with grant date fair values of $1.8 million and $14.3 million, respectively, compared to 100,650 and 1,010,705 restricted stock units with grant date fair values of $2.3 million and $22.1 million during the three and nine months ended September 30, 2020, respectively.
8.    INCOME TAXES
During the three and nine months ended September 30, 2021, the Company recorded an income tax provision of $0.8 million and $1.4 million, respectively, resulting in an effective tax rate of approximately 2.83% and 1.32% for the three and nine months ended September 30, 2021, respectively. The difference between the effective tax rate and the federal statutory tax rate primarily relates to changes in the valuation allowance on net deferred tax assets. The tax expense largely relates to federal tax payable that is not expected to be fully offset by any tax attributes. As of September 30, 2021, the Company maintained a full valuation allowance against its deferred tax assets.
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
10.    COMMITMENTS AND CONTINGENCIES
From time to time, the Company may be subject to various claims and legal proceedings in the ordinary course of business. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount is reasonably estimable, the Company will accrue a liability for the estimated loss. There were no contingent liabilities recorded as of September 30, 2021.

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

Executive Summary
The following table provides a summary of revenue recognized for the three and nine months ended September 30, 2021 (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2021	NINE MONTHS ENDED SEPTEMBER 30, 2021
Novo	$20,276	$33,588
Roche	18,563	58,408
Lilly	20,695	42,993
Alexion	3,220	13,524
BI	200	3,381
Total	$62,954	$151,894
Payments received from our collaboration partners during the three and nine months ended September 30, 2021 were as follows (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2021	NINE MONTHS ENDED SEPTEMBER 30, 2021
Novo	$31	$27,638
Roche	977	28,829
Lilly	577	11,356
Alexion	177	5,386
BI	225	3,317
Total	$1,987	$76,526

Our results of operations for and liquidity and capital resources as of the nine months ended September 30, 2021 include the following:
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

COVID-19 Update
On March 11, 2020, the World Health Organization (“WHO”) declared the spread of COVID-19 a pandemic. The global spread of COVID-19 or its variants, and measures taken in response to the pandemic or the easing of such measures, which continue to evolve, has created and will likely continue to create significant volatility, uncertainty, and economic disruption worldwide. Governments in affected regions have implemented, and may continue to implement, various measures in response to the pandemic, including safety precautions which include quarantines, travel restrictions, business closures and operational restrictions, and other public health safety measures.
During 2020, we were impacted by mandatory work from home edicts directed by local governments in the jurisdictions in which we operate. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. These exemptions enabled some continued discovery research and activities supporting our collaborative agreements and our own programs. In response to the COVID-19 pandemic and measures introduced by these local governments, we implemented additional workplace protocols to increase the safety of our essential workers, and as such edicts eased, of those employees choosing to return to our offices during the COVID-19 pandemic. Externally, the COVID-19 pandemic has resulted in some challenges impacting our preclinical studies, such as in reserving slots, CRO staffing re-prioritization, and accessing non-human primates (“NHPs”) and laboratory supplies for such studies, as well as some challenges impacting our clinical trials, such as slower site initiation/activation and enrollment, CRO staffing re-prioritization, and mandatory lockdowns in certain jurisdictions in which our clinical trials are planned or operate.
We have undertaken efforts to mitigate potential impacts to our business including those related to conducting clinical trials and managing our supply chain. Our operating results could be affected by delays in or suspensions of clinical development of our product candidates associated with COVID-19, which have impacted and may continue to impact global healthcare systems, our preclinical studies and clinical trials, such as we have seen in the nedosiran and belcesiran studies, as well as delays in the supply chain related to COVID-19. For example, in 2020, there were delays related to several nedosiran PHYOX programs and the belcesiran clinical trial in healthy volunteers as a result of COVID-19. As a result, and based on the most recent updates from clinical sites impacted by COVID-19 and precautionary measures related to the pandemic, we regularly evaluate our expectations related to clinical development milestones. We continue to be alert to the potential for disruptions that could arise from COVID-19 or its variants and monitor the FDA’s and other health authorities’ guidance for the conduct of clinical trials during this time.
We conduct clinical trials in various countries around the world, including the United States (“U.S.”) and other areas heavily impacted by the ongoing COVID-19 pandemic. The current supply of our investigational medicines is sufficient to support ongoing and planned clinical trials. Based on current evaluations, our supply chain continues to appear intact to meet at least the next 18 months of clinical, nonclinical, commercial, and chemistry, manufacturing, and control (“CMC”) supply demands across all programs. We have undertaken efforts to mitigate potential future impacts to the supply chain by increasing our stock of critical starting materials required to meet our needs and the needs of our collaboration partners into 2023 and by identifying and engaging alternative suppliers. We continue to be alert to the potential for disruptions that could arise from COVID-19 or its variants and remain in close contact with suppliers.
It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if we or any of the third parties with whom we engage were to experience additional shutdowns or other prolonged business disruptions. Our ability to conduct our business in the manner and on the timelines presently planned could have a material adverse impact on our business, results of operations, and financial condition. In addition, depending on the duration and impact of the recurrence or resurgence of COVID-19 cases or continued evolution of further strains of COVID-19 or its variants, and depending on where the infection rates are highest, and including the ability of regulators to continue ensuring the timely review and approval of regulatory applications, our business, results of operations, and financial condition may be negatively impacted. We will continue to monitor developments as we deal with the disruptions and uncertainties relating to the ongoing COVID-19 pandemic. Please refer to the “Financial Operations Overview” section below for specific anticipated effects on our financial statement line items.
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

The table below sets forth the stages of development of our various GalXC and GalXC-Plus RNAi technology product candidates as of November 9, 2021:
Research
We continue to advance our GalXC RNAi platform as it is applied to therapeutic targets expressed in hepatocytes using GalNAc conjugates for both our collaborative research and development programs and our internal liver-targeted programs. All current Dicerna collaborations include one or more liver-targeted applications of the GalXC RNAi technology.
In addition, we are exploring applications of our GalXC-Plus RNAi technology against therapeutic gene targets expressed in tissues other than the liver, including targets expressed in the central nervous system (“CNS”), muscle tissue, adipose tissue, tumor-associated immune cells, and other tissues. We have achieved significant gene target knockdown (i.e., reduction in the expression of target mRNA activity and disease biomarker activity) in multiple cell types and regions of the CNS and other extrahepatic tissues, in both rodents and NHPs. These extrahepatic applications are based on proprietary modifications to our well-characterized, clinical-stage GalXC platform that enable extrahepatic delivery and pharmacological activity.
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
Status of Dicerna Programs
We conduct clinical trials in various countries around the world, including the U.S. and other areas heavily impacted by the ongoing COVID-19 pandemic. Given the fluid nature of the COVID-19 pandemic and its variants, the measures implemented by governments in these countries and actions taken by clinical trial sites continue to evolve. As a result, and based on the most recent updates from clinical sites impacted by COVID-19 and precautionary measures related to the ongoing pandemic, we regularly evaluate our expectations related to clinical development milestones.
As a result, our current status and expected upcoming milestones for our core GalXC RNAi platform development programs are as follows:
Nedosiran for Primary Hyperoxaluria
Nedosiran is the only RNAi drug candidate evaluated in clinical trials as a potential treatment for PH type 1 (“PH1”), PH type 2 (“PH2”), and PH type 3 (“PH3”) and is our most advanced product candidate utilizing the proprietary GalXC RNAi technology platform. PH is a family of ultra-rare, life-threatening genetic disorders that initially manifest with complications in the kidneys. These genetic mutations cause enzyme deficiencies that result in the overproduction of a substrate called oxalate. Abnormal production and accumulation of oxalate leads to recurrent kidney stones, diffuse deposits of calcium oxalate in the kidneys (nephrocalcinosis), and chronic kidney disease that may progress to end-stage renal disease requiring intensive dialysis. Genetic studies suggest approximately 8,500 people in the U.S. are affected by PH, and researchers estimate that more than 80% of patients remain undiagnosed. The FDA granted Breakthrough Therapy Designation to nedosiran for the treatment of patients with PH1. There is currently only one approved therapy available specifically for the treatment of patients with PH1.
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
PHYOX™1 Single-Ascending-Dose Study
Data from the completed PHYOX1 trial, a Phase 1 single-ascending-dose study of nedosiran in healthy volunteers and study participants with PH1 or PH2, showed that nedosiran was generally well tolerated in healthy volunteers and PH participants, and no serious safety concerns were identified in this study. In addition, nedosiran administration was associated with normalization or near-normalization of urinary oxalate (“Uox”) levels in 14 of 18 (78%) participants with PH1 or PH2 following a single dose. We define normal and near-normal (1.3x normal) Uox as below 0.46 mmol/1.73m2 BSA/24 hr and from 0.46 to 0.6 mmol/1.73m2 BSA/24 hr, respectively.
PHYOX2 Multidose, Double-Blind, Randomized, Placebo-Controlled Pivotal Trial
PHYOX2 was a Phase 2 multidose, double-blind, placebo-controlled pivotal trial designed to evaluate the efficacy, safety, and tolerability of nedosiran over six months in participants aged six years and older who have PH1 or PH2. This global trial includes countries across North America, Europe, and other regions, including Japan, Australia, and New Zealand. Participants were randomized 2:1 to a fixed monthly dose of nedosiran or placebo administered once monthly by subcutaneous injection. The primary endpoint of the study was the percent change from baseline in area under the curve of 24-hour Uox excretion between Days 90 and 180. The key secondary endpoint was percentage of PH1 and PH2 patients achieving normalization or near-normalization on at least two consecutive visits from Day 90 to Day 180.
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
PHYOX3 Long-Term, Multidose, Open-Label Extension Study
Following positive Phase 1 data from PHYOX1 in 2019, we received clearance to proceed with the pivotal trial (PHYOX2) and PHYOX3, a long-term, multidose, open-label, extension study of nedosiran in PH. Unlike the PHYOX2 trial, which requires screening and enrollment of new participants, patients with intact renal function are permitted to transition into the PHYOX3 trial from any previous nedosiran trial in which they have participated and have completed.
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
PHYOX4 Single Dose, Randomized, Placebo-Controlled, Double-Blind Trial
The PHYOX4 trial was a Phase 1 randomized, placebo-controlled, double-blind multicenter study designed to evaluate the safety and tolerability of a single subcutaneous dose of nedosiran compared to placebo in patients with PH3. Enrollment in the PHYOX4 trial began in January 2021 and the first patient was dosed in February 2021. We completed dosing in June 2021.
In October 2021, we announced top-line results from the PHYOX4 clinical trial of nedosiran. Nedosiran achieved the primary endpoint in the PHYOX4 trial, demonstrating safety and tolerability results consistent with previously reported studies in the PHYOX clinical development program. Patients administered nedosiran also showed a trend in Uox reductions; however, these reductions did not meet the prespecified secondary efficacy endpoint criteria of a 30% decrease from baseline in 24-hour Uox excretion on two consecutive visits. All reported adverse events (“AEs”) were mild and determined to be unrelated to nedosiran treatment. No serious AEs were reported in this study.
Additional PHYOX Trials: PHYOX7, PHYOX8, and PHYOX-OBX
At this time, the status of additional PHYOX trials is as follows:
•PHYOX7: Enrollment in a study of patients with PH1 or PH2 and severe renal impairment, including those on dialysis, began in the first quarter of 2021 and patient dosing is underway.
•PHYOX8: An open-label study of patients with PH1 or PH2 aged 0-5 years with relatively intact renal function is ongoing.
•PHYOX-OBX: Enrollment in this observational study began in the third quarter of 2021 in participants with PH3 to evaluate the association between Uox excretion and the rate of kidney stone formation.
Other Key Nedosiran Activities
In August 2021, we announced that we were refining our nedosiran strategy to focus on seeking approval for nedosiran in PH1 and our plans to pursue global out-licensing opportunities for nedosiran.
We remain focused on submitting a New Drug Application (“NDA”) to the FDA for nedosiran in PH1. Subject to ongoing pre-NDA interactions with the FDA, we are adjusting our planned submission content and currently expect the timing for submission of the NDA to move from the fourth quarter of this year to the first quarter of 2022. As there is currently an approved therapy for the treatment of PH1, we do not anticipate a priority review for nedosiran.

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
Data from an interim analysis announced in July 2021 of the four completed active-treatment dose cohorts (0.1, 1.0, 3.0, and 6.0 mg/kg) showed dose-dependent reductions in serum AAT with administration of a single dose of belcesiran. In this analysis, belcesiran was found to have an acceptable safety profile and was generally well tolerated. Dosing in the final 12.0 mg/kg dose cohort in this trial has been completed. We plan to present data from this Phase 1 study at the American Association for the Study of Liver Diseases (“AASLD”) The Liver Meeting® taking place November 12-15, 2021.
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
DCR-AUD for Alcohol Use Disorder

We are currently pursuing development of DCR-AUD, an investigational therapy for subcutaneous administration based on Dicerna’s GalXC technology, for the treatment of alcohol use disorder (“AUD”). DCR-AUD is designed to specifically knock down ALDH2 gene expression in the liver, which plays a key role in alcohol metabolism. The targeted ALDH2 mRNA knockdown in the liver by DCR-AUD may help individuals with AUD avoid harmful levels of alcohol use.
AUD is a chronic condition characterized by compulsive alcohol use, loss of control over alcohol use, and a negative emotional state when not using alcohol. A range of medical, psychological, social, economic, and personal problems are associated with AUD. It is estimated that more than 14 million adults in the U.S. are living with AUD. With nearly 100,000 deaths annually, it is one of the leading preventable causes of death in the U.S. Globally, AUD affects approximately 283 million people, according to the WHO.
AUD is often undiagnosed and untreated. Of the more than 14 million individuals in the U.S. with AUD, fewer than 1.4 million received AUD treatment of any kind, including psychosocial support, and only a fraction of these received medication to treat their disorder. This presents a significant opportunity for a therapeutic option that can help those with AUD achieve their individual treatment goals.
We received IND clearance from the FDA for DCR-AUD and initiated a Phase 1 trial in September 2021 to evaluate the safety and tolerability of single ascending fixed doses of DCR-AUD in healthy volunteers. We plan to share interim data from this trial later in 2022.
Collaborative Program Updates
Eli Lilly and Company
During the second quarter of 2020, Lilly selected LY3819469, a GalXC molecule for the second collaboration target in cardiometabolic diseases, for advancement into preclinical development. In May 2021, the FDA accepted the IND application filed by Lilly for LY3819469, targeting the LPA gene as a potential treatment for cardiometabolic diseases, triggering a $10.0 million payment to Dicerna. We received this payment in the second quarter of 2021, and dosing in this Phase 1 clinical trial of LY3819469 began in June 2021. Three additional GalXC molecules, DCR-CM3, DCR-CM4, and DCR-LLY10, are currently in preclinical development. Dicerna estimates that Lilly will file an IND for DCR-CM4 in the first quarter of 2022. IND/CTA filings under the Lilly Collaboration Agreement are the responsibility of Lilly and are at their discretion.
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
The critical accounting policies that we believe impact significant judgments and estimates used in the preparation of our financial statements presented in this report are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K filed with the SEC on February 26, 2021. There have been no significant changes to our critical accounting policies as disclosed in our most recently filed Annual Report on Form 10-K during the nine months ended September 30, 2021.
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
In the future, we may generate revenue from a combination of research and development payments, license fees and other upfront payments, milestone payments, product sales, and royalties in connection with our current or future collaborations with partners, and product sales from our internally developed products. We expect that any revenue we generate will fluctuate in future periods as a result of the timing of our or our collaborators’ achievement of preclinical, clinical, regulatory, and commercialization milestones, to the extent achieved, the timing and amount of any payments to us relating to such milestones, and the extent to which any of our product candidates are approved and successfully commercialized by us or a collaborator. Delays in or changes to the research and development plans and timelines related to our collaboration agreements are likely due to the ongoing COVID-19 pandemic. Because we recognize the majority of our collaboration revenue on a cost-to-cost measure of progress, revenues recognized in the near-term may be lower than originally anticipated and could be recognized over an extended period of time as a result.
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
Delays in or changes to our research and development plans and timelines, which impact both our internal and external resources, have occurred and may continue to occur due to the COVID-19 pandemic. During 2020, we were internally impacted by mandatory work from home edicts directed by the local governments in the jurisdictions in which we operate. However, essential work exemptions continued to permit critical research and development and laboratory activities for limited personnel. Those exemptions enabled some continued discovery research and activities supporting our collaborative agreements and our own programs. Externally, a number of our clinical trial sites have delayed and may continue to delay trial-related activities as a result of COVID-19 or its variants. Any of these factors could cause the timing of the research and development expenses we expect to incur to shift into later periods and have the potential to cause us to expend more funds than originally contemplated as a result of needing to extend clinical development activities.
General and administrative expenses
General and administrative expenses includes employee-related expenses consisting of salaries and related benefits, including stock-based compensation, related to our executive, finance, legal, business development, and support functions. Other general and administrative expenses include travel expenses, professional legal fees, audit, tax, and other professional services, and allocated information technology and facility-related costs not otherwise included in research and development expenses. General and administrative expenses also included costs associated with Dicerna’s previously planned strategy to commercialize nedosiran in the U.S. ourselves, if approved, and partner with a third party for other major markets outside of the U.S. However, based on inconsistent results observed in the PH2 subtype of patients included in our PHYOX2 pivotal study, we now plan to pursue commercial out-licensing opportunities to commercialize nedosiran in major markets including the U.S., subject to approvals.
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
Other income (expense) primarily consists of mark-to-market changes in the value recorded for the derivative liability established for contingent royalty and milestone payments that may be owed to Alnylam in the future under the terms of the collaboration agreement between the parties. Other income (expense) also includes income recognized from the upfront payment from Royalty Pharma plc, interest income, and interest expense. Interest income consists of income earned on our cash and cash equivalents, held-to-maturity investments, and restricted cash equivalents. We expect that interest income will continue to decrease due to recent decreases in interest rates.
Provision for income taxes
Provision for income taxes primarily represents the estimated amount of U.S. federal tax payable not expected to be fully offset by any tax attributes.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
The following table summarizes the results of our operations for the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ CHANGE	% CHANGE
Revenue	$62,954	$48,875	$14,079	28.8%
Operating expenses:
Research and development	61,232	54,814	6,418	11.7%
General and administrative	21,994	16,961	5,033	29.7%
Total operating expenses	83,226	71,775	11,451	16.0%
Loss from operations	(20,272)	(22,900)	2,628	(11.5)%
Other income (expense):
Interest income	128	1,055	(927)	(87.9)%
Interest expense	(4)	(5)	1	(20.0)%
Other income, net	3,886	1	3,885	*
Total other income, net	4,010	1,051	2,959	281.5%
Loss before income taxes	(16,262)	(21,849)	5,587	(25.6)%
Provision for income taxes	(810)	—	(810)	(100.0)%
Net loss	$(17,072)	$(21,849)	$4,777	(21.9)%

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ CHANGE	% CHANGE
Revenue	$151,894	$123,351	$28,543	23.1%
Operating expenses:
Research and development	173,389	151,361	22,028	14.6%
General and administrative	68,128	53,549	14,579	27.2%
Total operating expenses	241,517	204,910	36,607	17.9%
Loss from operations	(89,623)	(81,559)	(8,064)	9.9%
Other income (expense):
Interest income	519	5,397	(4,878)	(90.4)%
Interest expense	(12)	(15)	3	(20.0)%
Other income, net	2,620	16	2,604	*
Total other income, net	3,127	5,398	(2,271)	(42.1)%
Loss before income taxes	(86,496)	(76,161)	(10,335)	13.6%
Provision for income taxes	(1,356)	—	(1,356)	(100)%
Net loss	$(87,852)	$(76,161)	$(11,691)	15.4%
* Percentage change not meaningful

Revenue
The following table provides a summary of revenue recognized (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ CHANGE	% CHANGE
Novo	$20,276	$3,552	$16,724	470.8%
Roche	18,563	18,686	(123)	(0.7)%
Lilly	20,695	12,073	8,622	71.4%
Alexion	3,220	13,639	(10,419)	(76.4)%
BI	200	925	(725)	(78.4)%
Total	$62,954	$48,875	$14,079	28.8%

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ CHANGE	% CHANGE
Novo	$33,588	$7,604	$25,984	341.7%
Roche	58,408	58,670	(262)	(0.4)%
Lilly	42,993	31,142	11,851	38.1%
Alexion	13,524	23,464	(9,940)	(42.4)%
BI	3,381	2,471	910	36.8%
Total	$151,894	$123,351	$28,543	23.1%
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
Revenue increased $14.1 million for the three months ended September 30, 2021 compared to the same period in 2020, primarily reflecting increased services provided and changes in estimated services to be performed under the collaboration agreement with Novo.
The increase in revenue for the nine months ended September 30, 2021 is primarily attributable to an increase in services provided and changes in estimated services to be performed under the collaboration agreement with Novo.

Research and development expenses
The following table summarizes our research and development expenses incurred during the periods indicated (amounts in thousands, except percentages):

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ CHANGE	% CHANGE
Belcesiran direct research and development expenses	$4,090	$2,998	$1,092	36.4%
Nedosiran direct research and development expenses	13,420	11,255	2,165	19.2%
Partner and remaining core programs direct research and development expenses	9,443	15,314	(5,871)	(38.3)%
Total direct research and development expenses	26,953	29,567	(2,614)	(8.8)%
Platform-related and discovery research expenses	6,832	3,843	2,989	77.8%
Employee-related expenses	19,279	18,483	796	4.3%
Facilities, depreciation, and other expenses	8,168	2,921	5,247	179.6%
Total	$61,232	$54,814	$6,418	11.7%

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	$ CHANGE	% CHANGE
Belcesiran direct research and development expenses	$11,218	$12,026	$(808)	(6.7)%
Nedosiran direct research and development expenses	33,772	28,013	5,759	20.6%
Partner and remaining core programs direct research and development expenses	32,367	44,718	(12,351)	(27.6)%
Total direct research and development expenses	77,357	84,757	(7,400)	(8.7)%
Platform-related and discovery research expenses	16,264	10,488	5,776	55.1%
Employee-related expenses	58,665	47,359	11,306	23.9%
Facilities, depreciation, and other expenses	21,103	8,757	12,346	141.0%
Total	$173,389	$151,361	$22,028	14.6%
Research and development expenses increased $6.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily due to a $5.2 million increase in facilities, depreciation, and other expenses. The increase in facilities-related expenses, which include information technology expenses, is the result of our expansion into new locations in both Massachusetts and Colorado.
Research and development expenses increased $22.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 primarily due to a $12.3 million increase in facilities, depreciation, and other expenses, which includes information technology expenses, in the nine months ended September 30, 2021. Research and development expenses were also impacted by an $11.3 million increase in employee compensation-related expenses. Both increases in employee compensation and facilities-related expenses are the result of our increased headcount and expansion into new locations in Massachusetts and Colorado.
We expect our overall research and development expenses to continue to increase for the foreseeable future as we ramp our clinical manufacturing activities, continue clinical activities associated with our core product candidates, and continue activities under our existing collaboration agreements.
General and administrative expenses
General and administrative expenses were $22.0 million and $17.0 million for the three months ended September 30, 2021 and 2020, respectively. The $5.0 million increase for the three months ended September 30, 2021 is primarily due to a $1.9 million increase in rent expense due to spaces within our newest Lexington, MA facility commencing in the fourth quarter of 2020 and second quarter of 2021 and a $1.7 million increase in software costs in the three months ended September 30, 2021.
General and administrative expenses were $68.1 million and $53.5 million for the nine months ended September 30, 2021 and 2020, respectively. The $14.6 million increase for the nine months ended September 30, 2021 is primarily due to a $6.5 million increase in professional consulting services primarily due to costs associated with the OXLUMO royalty interest sale. In addition, general and administrative expenses increased $3.8 million due to additional rent expense associated with the 2021 lease commencement of our newest Lexington, MA facility and $2.8 million due to employee-related compensation as a result of an increase in general and administrative headcount necessary to support our expanding pipeline and collaboration agreements.
We expect routine general and administrative expenses to remain comparable with prior periods, reflecting the change to our commercialization strategy for nedosiran.
Liquidity and Capital Resources
Overview
We have historically funded our operations primarily through the public offering and private placement of our securities and consideration received from our collaborative arrangements with Novo, Roche, Lilly, Alexion, and BI. As of September 30, 2021, we had cash and cash equivalents and held-to-maturity investments of $646.6 million compared to $568.8 million as of December 31, 2020.
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
In April 2021, we received an $180.0 million upfront payment from the sale of our royalty interest in Alnylam’s OXLUMO (lumasiran) to Royalty Pharma.
Payments received from our collaboration partners during the three and nine months ended September 30, 2021 were as follows (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2021	NINE MONTHS ENDED SEPTEMBER 30, 2021
Novo	$31	$27,638
Roche	977	28,829
Lilly	577	11,356
Alexion	177	5,386
BI	225	3,317
Total	$1,987	$76,526

Payments received from our collaboration partners during the three and nine months ended September 30, 2020 were as follows (amounts in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2020	NINE MONTHS ENDED SEPTEMBER 30, 2020
Novo	$—	$175,000
Roche	1,981	201,981
Alexion	—	15,094
BI	—	260
Total	$1,981	$392,335
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

Cash flows
The following table shows a summary of our condensed consolidated cash flows for the periods indicated (amounts in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Net cash provided by operating activities	$68,353	$222,415
Net cash used in investing activities	$(49,840)	$(216,882)
Net cash provided by financing activities	$20,476	$48,400
Operating activities
Net cash provided by operating activities decreased $154.1 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $177.4 million decrease in deferred revenue due to increased services performed under our collaboration agreements and a $166.8 million decrease in contract receivables, largely due to the upfront cash payment received from Roche in January 2020 in connection with our collaboration agreement. These decreases were partially offset by a $179.6 million increase in deferred income associated with the upfront payment received from Royalty Pharma in April 2021.
Investing activities
Net cash used in investing activities decreased $167.0 million in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to a $136.3 million decrease in purchases of held-to-maturity investments for the nine months ended September 30, 2021, as the comparable period in the prior year reflected an increased cash balance from the Novo and Roche upfront payments available for purchases. In addition, there was a $31.5 million increase in maturities of investments.
Financing activities
Net cash provided by financing activities for the nine months ended September 30, 2021 decreased $27.9 million compared to the nine months ended September 30, 2020. The decrease was primarily due to the receipt of $39.2 million in net proceeds in February 2020 from the private placement of our common stock, which was partially offset by a $13.2 million increase in proceeds received from the exercise of stock options.
Funding requirements
We expect that our primary uses of capital will be for third-party clinical research and development services and manufacturing costs; compensation and related expenses; laboratory and related supplies; legal and other regulatory expenses; and general overhead costs. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of capital outlays and operating expenditures associated with our anticipated development activities. However, based on our current operating plan, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plans into 2025. We based this estimate on assumptions that may prove to be incorrect, and we could utilize our available capital resources sooner than we currently expect. In addition, for the year ending December 31, 2021, we forecast receiving $83.0 million in cash from our collaborations, including anticipated milestone achievement, based on the current terms in our collaboration agreements and anticipated timing of development in our programs covered by such collaborations. $76.5 million of this amount was received in the first nine months of 2021. There can be no assurance that we will actually receive such payments under our collaboration agreements.
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
Contractual Obligations and Commitments
The following is a summary of our contractual obligations as of September 30, 2021 (amounts in thousands):

	Payments Due By Period*
	Total	Less Than 1 Year	More Than 1 Year and Less Than 3 Years	More Than 3 Years and Less Than 5 Years	More Than 5 Years
Operating lease obligations	$86,604	$9,513	$21,662	$22,981	$32,448
Finance lease obligations	$196	$64	$120	$12	$—
____________________________
*    Represents future minimum lease payments under our existing non-cancelable operating leases for our offices and laboratory space and our finance lease for equipment.
We have obligations to make future payments to licensors that become due and payable on the achievement of certain development, regulatory, and commercial milestones. We have not included any such potential obligations on our condensed consolidated balance sheets since the achievement and timing of these milestones were not probable or estimable as of September 30, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as “special purpose” entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objectives of our investment activities are to ensure liquidity and to preserve principal, while at the same time maximize the income we receive from our marketable securities without significantly increasing risk. Some of the securities that we invest in may have market risk related to changes in interest rates. As of September 30, 2021, we had cash, cash equivalents, and held-to-maturity investments of $646.6 million. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the low risk profile of our investments, an immediate 100 basis point change in interest rates by the U.S. federal reserve would not have a material effect on the fair market value of our cash and cash equivalents or held-to-maturity investments. To minimize the risk in the future, we intend to maintain our portfolio of cash, cash equivalents, and held-to-maturity investments in a variety of securities, including commercial paper, money market funds, and government securities.

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
Changes in Internal Control Over Financial Reporting
We continuously seek to improve the efficiency and effectiveness of our internal controls. This results in refinements to processes throughout the Company. There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 in connection with management’s evaluation required by Exchange Act Rules 13a-15(f) and 15d-15(f), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Strategy
Business interruptions resulting from the ongoing coronavirus disease (COVID-19) outbreak or similar public health crises could cause a disruption of the development of our product candidates and adversely impact our business.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease “COVID-19” was reported to have surfaced in Wuhan, China and has reached multiple other regions and countries, including Lexington, Massachusetts, where our primary offices and laboratory space are located, and in Boulder, Colorado, where we also have office and laboratory space. On March 11, 2020, the World Health Organization declared the spread of COVID-19 a pandemic. The global spread of COVID-19 or its variants and measures taken in response to the ongoing pandemic or the easing of such measures, which continue to evolve, has created and will likely continue to create significant volatility, uncertainty, and economic disruption worldwide. To date, governments in affected regions have implemented, and may continue to implement, various measures in response to the pandemic, including government-imposed quarantines, travel restrictions, business closures and operational restrictions, and other public health safety measures. It is difficult to predict what the lasting impact of the pandemic will be, and what the impact might be if the Company or any of the third parties with whom it engages were to experience additional shutdowns or other prolonged business disruptions.
New strains of COVID-19 and its variants have been reported in different parts of the world including the U.S. Depending on the duration and impact of the resurgence and new strains of COVID-19 or its variants and depending on where the infections rates are highest, the Company’s business, results of operations, and financial condition may be negatively impacted, including on the ability of regulators to continue ensuring the timely review and approval of applications. For example, as of May 26, 2021, the U.S. Food and Drug Administration (“FDA”) noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and, due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. The Company’s ability to conduct its business in the manner and on the timelines presently planned could have a material adverse impact on the Company’s business, results of operations, and financial condition.
In addition, the recurrence or resurgence of COVID-19 cases, including new strains of COVID-19 or its variants, could cause other widespread or more severe impacts depending on where infection rates are highest. While certain vaccines and treatments for COVID-19 have been approved or authorized for use, some in emergency cases, there can be no assurance that such measures will help or slow the progression of the COVID-19 virus or its variants in all territories in a significant manner or at all.
In many of the territories in which we plan to initiate or currently operate our preclinical studies and clinical trials, the ongoing COVID-19 pandemic has impacted and, with new strains of COVID-19 or its variants, may continue to impact the Company’s planned or ongoing preclinical studies clinical trials, including with respect to reserving slots, slower site initiation/activation, enrollment and dosing, accessing NHPs and laboratory supplies due to shortages, CRO staffing re-prioritization, and mandatory lockdowns in certain jurisdictions in which the Company’s preclinical and clinical trials of our product candidates are planned or operate, such as we have seen in in the nedosiran and belcesiran studies, as well as changes in our business generally, including:
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

•limitations on travel that have interrupted and may continue to interrupt key trial activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors, or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that may impact the ability or willingness of patients, employees, or contractors to travel to our clinical trial sites or secure visas or entry permissions, any of which could delay or adversely impact the conduct or progress and monitoring of our clinical trials;
•the interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product, and other supplies used in our clinical trials;
•business disruptions caused by workplace, laboratory, and office closures, and an increased reliance on employees working from home, disruptions to or delays in ongoing laboratory experiments and operations, staffing shortages, travel limitations or mass transit disruptions, any of which could adversely impact our business operations, impair the productivity of our personnel, subject us to additional cybersecurity risks, create data accessibility problems, cause us to become more susceptible to communication disruptions, or delay necessary interactions with local regulators, ethics committees, and other important agencies and contractors; and
•the demand of fill and finish capacity of final product by manufacturers producing COVID-19 vaccine products, and U.S. government exercise of its Defense Production Act authorities to mandate priority rated orders for production of vaccines or other supplies, could disrupt or delay the production of injectable medicines in the next 12-18 months, including our future scheduling of production runs for our and our collaborative partners’ product candidates.
Certain vaccines and treatments for COVID-19 have been approved or were granted Emergency Use Authorization by the FDA and more are likely to be authorized or approved in the coming months. The resultant demand for vaccines and treatments for COVID-19 and the potential for manufacturing facilities and materials to be commandeered under the Defense Production Act, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the products needed for our clinical trials, which could lead to delays in these trials.
These and other factors arising from the coronavirus or its variants could worsen in countries that are already impacted by the coronavirus or could continue to spread to additional countries, each of which could further adversely impact our ability to conduct clinical trials and our business generally and could have a material adverse impact on our operations and financial condition and results.
We will need substantial funds to advance development of our product candidates and to commercialize any product candidates that receive marketing approval, whether internally or through other organizations, and we cannot guarantee that we will have sufficient funds available in the future to develop and commercialize our current or future product candidates. Raising additional funds may cause dilution to our stockholders, restrict our operations, or require us to relinquish control over our technologies or product candidates.
We will need substantial funds to expand our development, regulatory, manufacturing, marketing, sales, and general and administrative operations capabilities, whether internally or through other organizations. We have used substantial funds to develop our product candidates and delivery technologies and will require significant funds to conduct further research and development and preclinical testing and clinical trials of our product candidates, to seek regulatory approvals for our product candidates, and to manufacture and market products, if any are approved for commercial sale. As of September 30, 2021, we had $646.6 million in cash, cash equivalents, and held-to-maturity investments. Based on our current operating plan and liquidity, we believe that our available cash, cash equivalents, held-to-maturity investments, and anticipated milestone and other payments from existing collaborations will be sufficient to fund the execution of our current clinical and operating plan into 2025. However, to the extent our clinical and operating plan changes, we will need to raise substantial additional funds. Further, our future capital requirements and the period for which our existing resources are able to support our operations may vary significantly from what we expect. Our spending levels vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with successful development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development, marketing approval, and commercialization of product candidates, if approved. To execute our business plan, we will need, among other things:
•to obtain the human and financial resources necessary to develop, test, obtain regulatory approval for, manufacture, and, if approved, market our product candidates and manage the increased time to complete development of some programs due to the COVID-19 pandemic;
•to build and maintain a strong intellectual property portfolio and avoid infringing intellectual property of third parties;
•to establish and maintain successful licenses, collaborations, and alliances;
•to satisfy the requirements of clinical trial protocols, including patient enrollment;
•to establish and demonstrate the clinical efficacy and safety of our product candidates;

•to manage our spending as costs and expenses increase due to preclinical studies and clinical trials, regulatory approvals, manufacturing scale-up, and commercialization of our product candidates, if approved;
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
If we are unable to obtain funding on a timely basis or on acceptable terms, if at all, we may have to delay, reduce, or terminate our research and development programs and preclinical studies or clinical trials, if any, limit strategic opportunities, or undergo reductions in our workforce or other corporate restructuring activities. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish development or commercialization rights to some of our technologies or product candidates that we would otherwise pursue on our own. We do not expect to realize significant revenue from product sales or royalties in the near-term, if at all, and milestone payments, if any, are based on third-party determinations and/or events outside our control. Our revenue sources currently are, and will remain, limited to such milestone payments and potential future royalties unless and until our product candidates are clinically tested, approved for commercialization, and successfully marketed. To date, we have financed our operations primarily through the sale of securities, research collaborations and license agreements, debt financings, and credit and loan facilities. We will be required to seek additional funding in the future and intend to do so through a combination of public or private equity offerings, debt financings, royalty stream monetization, and research collaborations and license agreements. Our ability to raise additional funds will depend on financial, economic, and other factors, many of which are beyond our control. For example, a number of factors, including the timing and outcomes of our clinical activities, as well as conditions in the global financial markets, may present significant challenges to accessing the capital markets at a time when we would like or require, and at an increased cost of capital. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution, and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, may involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of equity securities receive any distribution of corporate assets.
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
We are a biopharmaceutical company with a limited operating history focused on the discovery and development of treatments based on the emerging therapeutic modality ribonucleic acid interference (“RNAi”), a biological process in which ribonucleic acid (“RNA”) molecules inhibit gene expression. Since our inception in October 2006, we have devoted our resources to the development of RNAi molecules and delivery technologies. We have had significant operating losses since our inception related to expenses for our research and development and our ongoing operations and we expect to incur such losses for the foreseeable future. As of September 30, 2021, we had an accumulated deficit of $725.9 million. For the nine months ended September 30, 2021 and for the years ended December 31, 2020, 2019, and 2018, our net losses were $87.9 million, $112.7 million, $120.5 million, and $88.9 million, respectively. Our technologies and product candidates are in varied stages of development, and we are subject to the risks of failure inherent in the development of product candidates based on novel technologies.
We have not generated, and do not expect to generate, any significant revenue from product sales or royalties in the near-term, and we expect to continue to incur significant operating losses for the foreseeable future due to the cost of research and development, preclinical studies and clinical trials, and the regulatory approval process for product candidates. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, us or our existing collaborators, or any future collaborators, successfully developing product candidates, obtaining regulatory approvals to market and commercialize product candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, and raising sufficient funds to finance business activities. If we or our existing collaborators, or any future collaborators, are unable to develop and commercialize one or more of our product candidates or if sales revenue or royalties from any product candidate that receives approval is insufficient, we will not achieve profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
•additional unanticipated variations in the level of expenses due to the impact of the ongoing COVID-19 pandemic, including new strains of COVID-19 or its variants, on the timing of programs and the timing of availability of resources to deploy on such programs;
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

Relatively few product candidates based on RNAi have been tested in animals or humans, and a number of clinical trials conducted by other companies using RNAi technologies have not been successful. We may discover that GalXC and GalXC-Plus do not possess certain properties required for a drug to be safe and effective, such as the ability to remain stable in the human body for the period of time required for the drug to reach the target tissue or the ability to cross the cell wall and enter into cells within the target tissue for effective delivery. We may spend substantial funds attempting to introduce these properties and may never succeed in doing so. In addition, product candidates based on GalXC and GalXC-Plus may demonstrate different chemical and pharmacological properties in patients than they do in laboratory studies. Even if our product candidates, such as nedosiran, RG6346, belcesiran, and DCR-AUD have had successful results in animal studies and models, they may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective, or harmful ways. For example, results from our PHYOX2 pivotal trial of nedosiran for the PH2 subtype showed inconsistent reductions in urinary oxalate, despite prior nonclinical and clinical experience, suggesting more complexity in the PH2 disease biology than has been previously understood.
Further, the FDA and other regulatory authorities outside the U.S. have relatively limited experience with RNAi or GalXC and no experience with GalXC-Plus-based therapeutics. While we plan to seek marketing approval of nedosiran for the treatment of PH1 [], we and our current or future collaborators, including any potential commercialization partner(s) for nedosiran, may never receive approval to market and commercialize any product candidate, including nedosiran. Even if we or a collaborator obtain regulatory approval, the approval may be for disease indications or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We or a collaborator may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our technologies based on GalXC or GalXC-Plus prove to be ineffective, unsafe, or commercially unviable, our entire platform and pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.
The market may not be receptive to our product candidates based on a novel therapeutic modality, and we may not generate any future revenue from the sale or licensing of product candidates.
Even if approval is obtained for a product candidate, we may not generate or sustain revenue from sales or licensing of the product due to numerous factors, including whether the product can be sold at a competitive price and otherwise is accepted in the market. The product candidates that we are developing are based on new technologies and therapeutic approaches. Market participants with significant influence over acceptance of new treatments, such as physicians and third-party payors, may not adopt a treatment based on our technology, and we may not be able to convince the medical community and third-party payors, including health insurers, to accept and use, or to provide favorable coverage of or reimbursement for, any product candidates developed by us or our existing collaborators or any future collaborators. Market acceptance of our product candidates will depend on, among other factors:
•the timing of our receipt of any marketing and commercialization approvals and those of our competitors;
•the terms of any approvals and the countries in which approvals are obtained, if any;
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
With our focus on the emerging therapeutic modality, RNAi, these risks may increase to the extent the market becomes more competitive or less favorable to this approach. Additional risks apply to any disease indications we pursue which are for rare diseases. Because of the small patient population for a rare disease, if pricing is not approved or accepted in the market at an appropriate level for an approved rare disease product, such drug may not generate enough revenue or royalties to offset costs of development, manufacturing, marketing, and commercialization, despite any benefits received from our efforts to obtain orphan drug designation by regulatory agencies in major commercial markets, such as the U.S., the European Union (“EU”), and Japan. These benefits may include market exclusivity, assistance in clinical trial design, or a reduction in user fees or tax credits related to development expense. Market size is also a variable in disease indications that are not classified as rare. Our estimates regarding potential market size for any indication may be materially different from what we discover to exist if we ever get to the point of product commercialization, which could result in significant changes in our business plan and have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
We currently have no products on the market and our product candidates are in varied stages of development. While our lead product candidate, nedosiran, has completed registrational studies, there can be no assurance that data generated from such studies will support marketing approval for such product candidate in any indication for which we have evaluated nedosiran to date, including for the treatment of PH1. For example, we have been evaluating nedosiran in the PH1, PH2, and PH3 subpopulations. However, while we plan to submit an NDA for nedosiran for the treatment of PH1 in the fourth quarter of 2021, we may never seek marketing approval for any other indications for which we have evaluated nedosiran to date. There can be no assurance that the FDA will accept the NDA for review; nor is it certain that the FDA will approve this product candidate for the treatment of PH1. We or a collaborator may be required to provide additional data or perform additional clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. Furthermore, seeking a more limited label reduces the potential market for a product candidate, even if it is approved. Our ability to achieve and sustain profitability depends on obtaining regulatory approvals, including Institutional Review Board (“IRB”) or ethics committee approval, to conduct clinical trials at particular sites, successfully completing our clinical trials, and successfully commercializing our product candidates, independently or with or through third parties, such as our collaborators. Before obtaining regulatory approval for the commercial distribution of our product candidates, we or a collaborator must conduct extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical testing and clinical trials are expensive, difficult to design and implement, can take many years to complete, and are uncertain as to outcome. The start or end of a clinical study is often delayed or halted due to changing regulatory requirements, manufacturing challenges, required clinical trial administrative actions, slower than anticipated patient enrollment, changing standards of care, availability or prevalence of use of a comparative drug or required prior therapy, clinical outcomes, and financial constraints. For instance, delays or difficulties in patient enrollment or difficulties in retaining trial participants can result in increased costs, longer development times, or termination of a clinical trial. Clinical trials of a new product candidate require the enrollment of a sufficient number of patients, including patients who are suffering from the disease the product candidate is intended to treat and who meet other eligibility criteria. Rates of patient enrollment are affected by many factors, including the size of the patient population, the eligibility criteria for the clinical trial, the age and condition of the patients, the stage and severity of disease, the nature of the protocol, the proximity of patients to clinical sites, and the availability of effective treatments for the relevant disease. Thus, enrollment of sufficient patients can be challenging for rare disease drug development programs where patient populations are inherently small in size, particularly when there are competitive clinical trials. Due to the COVID-19 pandemic, we have experienced delays in enrollment and dosing in certain of our clinical trials for our product candidates and this risk of delays remains ongoing.
A product candidate can unexpectedly fail at any stage of preclinical and clinical development. The historical failure rate for product candidates is high due to many factors, including scientific feasibility, safety, efficacy, and changing standards of medical care. The results from preclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in later phase clinical trials of the product candidate. For example, our PHYOX2 pivotal trial of nedosiran showed inconsistent reduction in urinary oxalate in the PH2 subtype, despite prior nonclinical and clinical experience, suggesting more complexity in the PH2 disease biology than has been previously understood.
We, the FDA or other applicable regulatory authorities, an individual IRB with respect to its institution, or an independent ethics committee may suspend clinical trials of a product candidate at any time for various reasons, including a belief that individuals participating in such trials are being exposed to unacceptable health risks or adverse side effects. We may not have the financial resources to continue development of, or to enter into collaborations for, a product candidate if we experience any problems or other unforeseen events that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:
•negative, inconclusive, noncompetitive, or insufficient positive results from our clinical trials or results from the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or provide additional results, revisit our strategy, timeline, or abandon a program;
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
•delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular, including, for example, compliance with FDA and other regulatory requirements associated with the ongoing COVID-19 pandemic; and
•varying interpretations of data by the FDA and foreign regulatory agencies.

Breakthrough Therapy Designation by the FDA may not actually lead to a faster development or regulatory review or approval process.
The FDA has granted Breakthrough Therapy Designation to nedosiran for the treatment of patients with PH type 1 (“PH1”). A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also generally eligible for accelerated approval and priority review procedures.
Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate we develop meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of Breakthrough Therapy Designation may not result in a faster development process, review, or approval under the FDA’s designation procedures compared to drugs considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. For example, as we plan to submit an NDA to the FDA only for the treatment of PH1 at this time and there currently is an approved therapy for the treatment of PH1, we do not anticipate a priority review for nedosiran. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that the drug no longer meets the conditions for qualification and rescind the Breakthrough Therapy Designation.
We are dependent on our collaboration partners for the successful development of product candidates under our collaboration agreements and, therefore, are subject to the efforts of these partners and our ability to successfully collaborate with these partners.
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
Although we have multiple contract manufacturers, two of our amidite manufacturers are based in China, and as a result of the ongoing COVID-19 pandemic and an increase in potential political uncertainty, there is an increased risk of technology transfer and supply interruption at those facilities. We have expanded amidite production to the U.S. and currently have greater than 18 months of inventory on hand.
If we are at any time unable to provide an uninterrupted supply of our product candidates or, following regulatory approval, any products to patients, we may lose patients, physicians may elect to utilize competing therapeutics instead of our products, and our clinical trials may be adversely affected, which could materially and adversely affect our clinical trial outcomes.
The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities to comply with regulatory standards such as current good manufacturing practices (“cGMP”). In the event that any of our suppliers or manufacturers fails to comply with such requirements or to perform its obligations regarding quality, timing, or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may experience shortages resulting in delayed shipments, supply constraints and/or stock-outs of our products, be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or technology to another third party and a feasible alternative may not exist. These factors would increase our reliance on such manufacturer or require us to obtain a license from such manufacturer to have another third party manufacture our product candidates. If we are required to change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget, and any modifications that occur in establishing a new manufacturer could require the conduct of additional studies or trials.
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
From time to time, we may consider strategic transactions, such as collaborations, acquisitions of companies, asset purchases, and out- or in-licensing of product candidates or technologies. In addition to our current collaborations with Novo, Roche, Lilly, Alexion, BI, and Alnylam, we may evaluate and, if strategically attractive, seek to enter into additional collaborations, including with major biopharmaceutical, biotechnology, or pharmaceutical companies. For example, in August 2021, we announced plans to pursue out-licensing opportunities for nedosiran to help enable global access to nedosiran, subject to necessary approvals. If we are unable to secure collaboration arrangements for nedosiran if it is approved for marketing in the indications that we seek, our ability to commercialize nedosiran could be adversely impacted. The competition for collaborators is intense, and the negotiation process is time-consuming and complex. Any new collaborations may be on terms that are not optimal for us, and we may be unable to maintain any existing or future collaborations if, for example, development or approval of a product candidate is delayed, sales of an approved product do not meet expectations, or a collaborator terminates a collaboration. Any such collaborations, or other strategic transactions, may require us to incur non-recurring or other charges, increase our near- and long-term expenditures, and pose significant integration or implementation challenges or disrupt our management or business. These transactions entail numerous operational and financial risks, including exposure to unknown liabilities, disruption of our business, and diversion of our management’s time and attention to obtain and manage a collaboration or develop acquired products, product candidates, or technologies, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, higher than expected collaboration, acquisition, or integration costs, write-downs of assets or impairment charges, increased amortization expenses, difficulty and cost in facilitating the collaboration or combining the operations and personnel of any acquired business, deterioration of relationships with key suppliers, manufacturers, or customers of any acquired business due to changes in management and ownership, and the inability to retain key employees of any acquired business. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, any transactions that we do complete may be subject to the foregoing or other risks and have a material adverse effect on our business, results of operations, financial condition, and prospects. Conversely, failure to enter any collaboration or other strategic transaction that would be beneficial to us could delay the development and potential commercialization of our product candidates and have a negative impact on the competitiveness of any product candidate that reaches market.
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
Our success largely depends on the continued service of key management and other specialized personnel, such as Douglas M. Fambrough, III, Ph.D., our Chief Executive Officer. The loss of one or more members of our management team or other key employees or advisors could delay our research and development programs and materially harm our business, financial condition, results of operations, and prospects. The relationships that our key managers have cultivated within our industry make us particularly dependent upon their continued employment with us. We are dependent on the continued service of our technical personnel because of the highly complex nature of our product candidates and technologies and the specialized nature of the regulatory approval process. Because our management team and key employees are not obligated to provide us with continued service, they could terminate their employment with us at any time without penalty. We do not maintain key person life insurance policies on any of our management team members or key employees. Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical, and management personnel, as well as personnel with expertise in clinical testing, manufacturing, governmental regulation, and, as applicable, commercialization. We face competition for personnel from other companies, universities, public and private research institutions, government entities, and other organizations.
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
Thus far, we have advanced nedosiran, RG6346, belcesiran, and DCR-AUD into clinical development. As a result, compared to larger pharmaceutical companies, we have relatively limited experience as a company in drug development and with clinical trials of product candidates, including pivotal trials. As our product candidates enter and advance through preclinical studies and clinical trials, including pivotal trials, we will need to expand our development, regulatory, manufacturing, and commercialization capabilities or contract with other organizations to provide these capabilities for us or otherwise partner with other companies for the advancement or commercialization, if approved, of such product candidates. In the future, as our product candidates progress in development, we expect to have to manage additional relationships with collaborators, CROs, clinical trial sites, investigators, suppliers, and other firms. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial, and management controls, reporting systems, and procedures. We may not be able to implement improvements to our management information and control systems in an efficient or timely manner and may discover deficiencies in existing systems and controls.
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
We initially planned to commercialize nedosiran in the U.S. ourselves, if approved, and looked to partner with a third party to commercialize nedosiran outside of the U.S. However, based on the inconsistent results observed in the PH2 subtype of patients included in our PHYOX2 pivotal study, we determined to pursue out-licensing opportunities to commercialize nedosiran in major markets including the U.S., subject to approvals, with third parties. Even if our NDA for nedosiran receives marketing approvals, we may not be be able to enter into such arrangements on acceptable terms, if at all, or be successful in commercializing nedosiran through third parties, in which case, our business, financial condition, results of operations, and prospects could be materially and adversely affected.
As a company, we have no near-term plan to establish our own fully integrated commercial operations in the U.S. or in other markets. As a result, even if any of our product candidates are approved, in the near-term Dicerna would require a third-party partner or partners to commercialize such product candidates. If we rely on one or more third parties with such capabilities to market and commercialize any such approved products, we will need to establish and maintain sales, marketing, and distribution arrangements with such third parties, and there can be no assurance that we will be able to enter into such arrangements on acceptable compliant terms, or at all. In entering into third-party marketing or distribution arrangements, any commercial revenue or royalties we receive will depend upon the efforts of the third parties and there can be no assurance that such third parties will establish adequate sales and distribution capabilities or be successful in gaining market acceptance of any approved product. In the future, if we decide to market any such approved products independently, we will need to commit significant financial, legal, and managerial resources to develop a marketing and sales force with technical expertise and supporting distribution, administration, and compliance capabilities, and there can be no assurance we will be able to do so or to successfully commercialize any such approved products on our own.
If we or our third-party service providers fail to comply with U.S. and foreign regulatory requirements, regulatory authorities could limit or withdraw any marketing or commercialization approvals we may receive and subject us to other penalties that could materially harm our business.
We, our product candidates, our suppliers, and our contract manufacturers, distributors, contract testing laboratories and certain other third-party service providers are subject to extensive regulation by governmental authorities in the EU, the U.S., and other countries, with the regulations differing from country to country.
Even if we receive marketing and commercialization approval of a product candidate, we and our third-party service providers will be subject to continuing regulatory requirements, including a broad array of regulations related to establishment registration and product listing, manufacturing processes, risk management measures, quality and pharmacovigilance systems, post-approval clinical studies, labeling, advertising and promotional activities, record keeping, distribution, adverse event reporting, import and export of pharmaceutical products, pricing, sales and marketing, and fraud and abuse requirements. We are required to submit safety and other post-market information and reports and are subject to continuing regulatory review, including in relation to adverse patient experiences with the product and clinical results that are reported after a product is made commercially available, both in the U.S. and any foreign jurisdiction in which we seek regulatory approval. The FDA and certain foreign regulatory authorities, such as the EMA, have significant post-market authority, including the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials to evaluate safety risks related to the use of a product or to require withdrawal of the product from the market. The FDA also has the authority to require a risk evaluation and mitigation strategy (“REMS”) plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug. The EMA now routinely requires risk management plans (“RMPs”) as part of the marketing authorization application process, and such plans must be continually modified and updated throughout the lifetime of the product as new information becomes available. In addition, for nationally authorized medicinal products, the relevant governmental authority of any EU Member State can request an RMP whenever there is a concern about a risk affecting the benefit risk balance of the product. The manufacturer and manufacturing facilities we use to make a future product, if any, will also be subject to periodic review and inspection by the FDA and other regulatory agencies, including for continued compliance with cGMP requirements. The discovery of any new or previously unknown problems with our third-party manufacturers, manufacturing processes, or facilities may result in restrictions on the product, manufacturer, or facility, including withdrawal of the product from the market. If we rely on third-party manufacturers, we will only have limited control over compliance with applicable rules and regulations by such manufacturers. Any product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review. If we or our suppliers, contract manufacturers, distributors, contract testing laboratories, or certain other third-party service providers fail to comply with applicable continuing regulatory requirements in the U.S. or foreign jurisdictions in which we seek to market our products, we or they may be subject to, among other things, fines, warning and untitled letters, clinical holds, delay or refusal by the FDA or foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension, refusal to renew or withdrawal of regulatory approval, product recalls, seizures or administrative detention of products, refusal to permit the import or export of products, operating restrictions, inability to participate in government programs including Medicare and Medicaid, and total or partial suspension of production or distribution, injunction, restitution, disgorgement, debarment, civil penalties, and criminal prosecution.
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
We have incurred substantial losses during our history, and may never achieve profitability or, if we do, such profitability may not be sustained. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. We may be unable to use these losses to offset taxable income before such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change by value in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be further limited. We have performed an analysis on whether we have experienced any ownership changes in the past. Our analysis indicates that we experienced ownership changes in November 2007, October 2010, February 2014, and March 2018. Our net operating losses are subject to such limitation. As of September 30, 2021, we continue to have significant U.S. federal and state level net operating loss carryforwards that could be reduced or lost if we experience any further ownership changes, which could have an adverse effect on our business, financial position, results of operations, and prospects.
The investment of our cash, cash equivalents, and held-to-maturity investments is subject to risks which may cause losses and affect the liquidity of these investments.
As of September 30, 2021, we had $646.6 million in cash, cash equivalents, and held-to-maturity investments. We historically have invested substantially all of our available cash and cash equivalents in corporate bonds, commercial paper, securities issued by the U.S. government, certificates of deposit, and money market funds meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market, and interest rate risks. For example, the impact of U.S. sub-prime mortgage defaults in recent years affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments, which would have a negative effect on our consolidated financial statements.
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
As of September 30, 2021, our worldwide patent estate, not including the patents and patent applications that we have licensed from third parties, included more than 105 issued patents or allowed patent applications and over 400 pending patent applications supporting commercial development of our RNAi molecules and delivery technologies. We may not be able to apply for patents on certain aspects of our product candidates or delivery technologies in a timely fashion or at all. Our existing issued and granted patents and any future patents we obtain may not be sufficiently broad to prevent others from using our technology or from developing competing products and technology. There is no guarantee that any of our pending patent applications will result in issued or granted patents, that any of our issued or granted patents will not later be found to be invalid or unenforceable, or that any issued or granted patents will include claims that are sufficiently broad to cover our product candidates or delivery technologies or to provide meaningful protection from our competitors. Moreover, the patent position of biotechnology and pharmaceutical companies can be highly uncertain because it involves complex legal and factual questions that may be tested in multiple jurisdictions globally. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our current and future proprietary technology and product candidates are covered by valid and enforceable patents or are effectively maintained as trade secrets. If third parties disclose or misappropriate our proprietary rights, it may materially and adversely impact our position in the market.
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
Research and development of RNAi-based therapeutics and other oligonucleotide-based therapeutics has resulted in many patents and patent applications from organizations and individuals seeking to obtain patent protection in the field. Our efforts are based on RNAi technology that we have licensed and that we have developed internally and own or co-own. We have chosen this approach to increase our likelihood of technical success and our freedom to operate. We have obtained grants and issuances of RNAi-based patents and have licensed other patents from third parties on exclusive and non-exclusive bases. The issued patents and pending patent applications in the U.S. and in key markets around the world that we own, co-own, or license claim many different methods, compositions, and processes relating to the discovery, development, manufacture, and commercialization of RNAi therapeutics. Specifically, we own, co-own, or have licensed a portfolio of patents, patent applications, and other intellectual property covering: (i) certain aspects of the structure and uses of RNAi molecules, including their manufacture and use as therapeutics, and RNAi-related mechanisms, (ii) chemical modifications to RNAi molecules that improve their properties and suitability for therapeutic uses, (iii) RNAi molecules directed to specific gene sequences and drug targets as treatments for particular diseases, and (iv) delivery technologies, such as in the field of lipid nanoparticles and lipid nanoparticle formulation, and chemical modifications such as conjugation to targeting moieties.
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

We, our licensors, or existing or future collaborators or licensees may become subject to third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights, and we may need to resort to litigation to protect or enforce our patents or other proprietary rights, all of which could be costly, time consuming, delay, or prevent the development and commercialization of our product candidates, or put our patents and other proprietary rights at risk.
We, our licensors, or existing or future collaborators or licensees may be subject to third-party claims for infringement or misappropriation of patent or other proprietary rights. We are generally obligated under our license or collaboration agreements to indemnify and hold harmless our licensors or collaborators for damages arising from intellectual property infringement by us. If we, our licensors, or existing or future collaborators or licensees are found to infringe a third-party patent or other intellectual property rights, we could be required to pay damages, potentially including treble damages, if we are found to have willfully infringed. In addition, we, our licensors, or existing or future collaborators may choose to seek, or be required to seek, a license from a third party, which may not be available on acceptable terms, if at all. Even if a license can be obtained on acceptable terms, the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. If we fail to obtain a required license, we, our licensors, or existing or future collaborators may be unable to effectively market product candidates based on our technology, which could limit our ability to generate revenue or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. In addition, we may find it necessary to pursue claims or initiate lawsuits to protect or enforce our patent or other intellectual property rights. The cost to us in defending or initiating any litigation or other proceeding relating to patent or other proprietary rights, even if resolved in our favor, could be substantial, and litigation would divert our management’s attention. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could delay our research and development efforts and limit our ability to continue our operations.
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
In addition, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the Department of Health and Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. Additionally, on November 20, 2020, CMS issued an Interim Final Rule implementing the Most Favored Nation (“MFN”) Model under which Medicare Part B reimbursement rates would have been calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, on August 6, 2021, CMS announced a proposed rule to rescind the Most Favored Nations rule. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point of sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors have been delayed until January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities while local, national, and international conditions warrant. Since March 2020 when foreign and domestic inspections were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring, and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determine when and where it is safest to conduct prioritized domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical remain temporarily postponed. In April 2021, the FDA issued guidance for industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates, and in May 2021, announced plans to continue progress toward resuming standard operational levels. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, the FDA may defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced the receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the ongoing COVID-19 pandemic and may experience delays in their regulatory activities.
Risks Related to Our Common Stock
Our stock price is volatile and purchasers of our common stock could incur substantial losses.
Our stock price has historically fluctuated widely and is likely to continue to be volatile. From January 30, 2014, the first day of trading of our common stock, through September 30, 2021, the closing sale price of our common stock has ranged between a high of $46.00 per share and a low of $2.45 per share. The market price for our common stock may be influenced by many factors, including the other risks described in this “Risk Factors” section, and the following:
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
As of September 30, 2021, our executive officers and directors, together with holders of five percent or more of our outstanding common stock and their respective affiliates, beneficially owned, in the aggregate, approximately 40.0% of our outstanding common stock, including shares subject to outstanding options that are exercisable within 60 days after such date, based on the Forms 3 and 4 and Schedules 13D and 13G filed by them with the SEC. As a result, these stockholders, if acting together, will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, any merger, consolidation, or sale of all or substantially all of our assets, and any other significant corporate transaction. The interests of these stockholders may not be the same as, or may even conflict with, the interests of our other stockholders. For example, these stockholders could delay or prevent a change of control of our Company, even if such a change of control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our Company or our assets and might affect the prevailing market price of our common stock. The significant concentration of stock ownership may adversely affect the trading price of our common stock due to investors’ perception that conflicts of interest may exist or arise.
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
We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware in the event of claims governed by the Delaware Forum Provision. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers, and employees even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is unenforceable, and if the Federal Forum Provision is found to be unenforceable, we may incur additional costs with resolving such matters. The Court of Chancery of the State of Delaware and the United States district courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.
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
In addition, we have a significant number of securities allowing for the purchase of our common stock. As of November 4, 2021, we also had 8,303,810 shares of common stock reserved for future issuance under our stock incentive plans. As of that date, there were also stock options to purchase 13,694,489 shares of our common stock and 1,128,186 restricted stock units outstanding. The exercise of outstanding options having an exercise price per share that is less than the offering price per share paid by our existing stockholders will increase dilution to such stockholders.
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of November 4, 2021, we had 77,888,932 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, shares of common stock issuable upon exercise of outstanding options and shares reserved for future issuances under our stock incentive plans will become eligible for sale in the public market to the extent permitted by applicable vesting requirements and subject in some cases to compliance with the requirements of Rule 144.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
Not applicable.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Equity Securities
In connection with the vesting of restricted stock units granted to employees, the Company withheld certain shares with values equivalent to employees’ minimum statutory obligations for the applicable income and other employment taxes.
A summary of the shares withheld to satisfy employee tax withholding obligations for the three months ended September 30, 2021 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under The Plan
07/01/21 - 07/31/21	1,404	$37.05	—	—
08/01/21 - 08/31/21	—	$—	—	—
09/01/21 - 09/30/21	3,549	$21.21	—	—
Total	4,953	$22.43	—	—

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

DICERNA PHARMACEUTICALS, INC.

Date: November 9, 2021	By:	/s/ Douglas W. Pagán
Douglas W. Pagán
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)